Form 10-Q
period 2010-03-31
Excel Trust, Inc.
filed 2010-06-04
CIK 1478950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission File No. 001-34698

EXCEL TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-1493212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Excel Centre

17140 Bernardo Center Drive, Suite 300

San Diego, California 92128

(Address of principal executive office, including zip code)

(858) 613-1800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares outstanding as of May 28, 2010 of the registrant’s common stock, $0.01 par value per share: 15,663,331 shares

EXCEL TRUST, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC. PREDECESSOR

CONDENSED COMBINED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS:

Property:
Land	$15,300	$15,300
Building	20,538	20,538
Site improvements	2,445	2,445
Tenant improvements	6,557	6,629
Construction in progress	1,540	1,438
Less accumulated depreciation	(4,734)	(4,481)

Property, net	41,646	41,869
Cash and cash equivalents	381	661
Restricted cash	538	524
Tenant receivables, net	50	97
Lease intangibles, net	1,003	1,118
Deferred rent receivable	646	583
Other assets	767	604

Total assets	$45,031	$45,456

LIABILITIES AND EQUITY:

Liabilities:

Mortgage notes payable	$30,003	$30,190
Accounts payable and other liabilities	3,662	3,973
Lease intangibles, net	518	555
Due to owner	1,335	1,216

Total liabilities	35,518	35,934

Equity:

Owner’s equity	8,582	8,622
Non-controlling interests	931	900

Total equity	9,513	9,522

Total liabilities and equity	$45,031	$45,456

The accompanying notes are an integral part of these condensed combined financial statements.

EXCEL TRUST, INC. PREDECESSOR

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
REVENUES:
Rental revenue	$1,138	$1,058
Tenant recoveries	82	72

Total revenues	1,220	1,130

Expenses:
Maintenance and repairs	77	71
Real estate taxes	103	115
Management fees	32	32
Other operating expenses	75	109
Administrative and miscellaneous	6	21
Depreciation and amortization	460	693

Total expenses	753	1,041

Net operating income	467	89

Interest expense	(361)	(327)
Interest income	—	2

Net income (loss)	106	(236)

Non-controlling interests	94	—

Net income (loss) attributable to the controlling interest	$12	$(236)

The accompanying notes are an integral part of these condensed combined financial statements.

EXCEL TRUST, INC. PREDECESSOR

CONDENSED COMBINED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Total Owner’s Equity	Non-controlling Interests	Total Equity
Balance January 1, 2009	$7,930	$756	$8,686
Contributions	83	18	101
Distributions	—	—	—
Net loss	(236)	—	(236)

Balance March 31, 2009	$7,777	$774	$8,551

	Total Owner’s Equity	Non-controlling Interests	Total Equity
Balance January 1, 2010	$8,622	$900	$9,522
Contributions	149	31	180
Distributions	(201)	(94)	(295)
Net income	12	94	106

Balance March 31, 2010	$8,582	$931	$9,513

The accompanying notes are an integral part of these condensed combined financial statements.

EXCEL TRUST, INC. PREDECESSOR

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$106	$(236)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	460	693
Deferred rent receivable	(63)	(105)
Amortization of above and below market leases	(20)	(106)
Amortization of deferred financing costs	17	13
Bad debt expense	16	44
Change in assets and liabilities:
Tenant and other receivables	31	72
Other assets	(77)	(97)
Accounts payable and other liabilities	(327)	3,581

Net cash provided by operating activities	143	3,859

Cash flows from investing activities:
Acquisitions of property, development and property improvements	(103)	(5,065)
Deferred leasing costs	(95)	(434)
Restricted cash	(14)	1,072

Net cash used in investing activities	(212)	(4,427)

Cash flows from financing activities:
Payments on mortgages payable	(187)	(161)
Net proceeds from parent advances	119	644
Contributions from controlling interests	149	83
Contributions from non-controlling interests	31	18
Distributions to controlling interests	(201)	—
Distributions to non-controlling interests	(94)	—
Deferred financing costs	(28)	—
Tenant security deposits	—	(98)

Net cash (used in) provided by financing activities	(211)	486

Net decrease	(280)	(82)
Cash and cash equivalents, beginning of year	661	538

Cash and cash equivalents, end of period	$381	$456

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$338	$254

Non-cash investing and financing activity:
Accrued additions to development	$47	$26

The accompanying notes are an integral part of these condensed combined financial statements.

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Organization:

Excel Trust, Inc. Predecessor (“ETP”), which is not a legal entity but rather a combination of real estate entities and operations as described below, is engaged in the business of owning, managing, leasing, acquiring and developing commercial real estate, consisting of retail properties, an office property and undeveloped land (the “Properties”). The Properties are located in South Carolina, Tennessee, California and Utah. During both periods presented in the accompanying combined financial statements, ETP was the general partner or managing member of the real estate entities that directly or indirectly own the Properties, and ETP had responsibility for the day-to-day operations of such entities. The ultimate owners of ETP are Mr. Gary B. Sabin and certain others who have non-controlling interests.

On April 28, 2010, Excel Trust, Inc. (the “Company”) completed an initial public offering (the “Offering”) of its common stock. In connection with the Offering, the Company and its operating partnership subsidiary, Excel Trust, L.P. (the “Operating Partnership”), for which the Company is the sole general partner, engaged in certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (i) continue the operations of ETP, (ii) enable the Company to raise the necessary capital to acquire increased interests in certain of the Properties, (iii) fund joint venture capital commitments, (iv) provide a vehicle for future acquisitions, (v) fund certain development costs at the development property, and (vi) establish a corporate reserve for general corporate purposes. The exchange of entities or interests therein for shares of common stock of the Company and partnership interests of the Operating Partnership (the “OP Units”) will be accounted for as a reorganization of entities under common control, and accordingly, the related assets and liabilities will be reflected at their historical cost basis. The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ending December 31, 2010.

The operations of the Company will be carried on primarily through the Operating Partnership. Pursuant to contribution agreements among the owners of ETP, the Company and the Operating Partnership, the Operating Partnership received a contribution of interests in the Properties as well as the property management, leasing and real estate development operations of the Properties in exchange for the issuance of shares of Company common stock or OP Units and/or the payment of cash to the contributors and the assumption of debt and other specified liabilities. The Company and the Operating Partnership are vertically integrated, self-administered and self-managed.

The accompanying condensed combined financial statements do not include certain investments in real estate entities owned by Mr. Sabin that were not contributed to the Operating Partnership. As of March 31, 2010, ETP was invested in the following real estate properties:

Acquisition Date	Property	Type	Location
May 2004	Excel Centre	Office Building	San Diego, California
July 2005	Five Forks Crossing	Retail Shopping Center	Simpsonville, South Carolina
January 2007	Newport Towne Center	Retail Shopping Center	Newport, Tennessee
October 2007	Red Rock Commons	Undeveloped Land	St. George, Utah

Prior to their contribution to the Operating Partnership, Five Forks Crossing and Newport Towne Center were directly or indirectly 100% owned by Mr. Sabin. Prior to their contribution to the Operating Partnership, Excel Centre and Red Rock Commons were directly or indirectly 62.5% and 82.8% owned respectively, by Mr. Sabin. The remaining ownership interests of Excel Centre and Red Rock Commons are reflected in the ETP financial statements as non-controlling interests.

2. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying condensed combined financial statements of ETP have been prepared in accordance with generally accepted accounting principles (“GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements and have not been audited by independent public accountants.

The Properties have been presented on a combined historical cost basis because of their common ownership. The unaudited interim condensed combined financial statements should be read in conjunction with ETP’s audited combined financial statements and notes thereto for the year ended December 31, 2009 included in the Prospectus of the Company dated April 22, 2010 filed with the Securities and Exchange Commission on April 23, 2010 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). All adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the combined financial statements for the interim periods have been made. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying combined balance sheet as of December 31, 2009 has been derived from the audited financial statements, but does not include all disclosures required by GAAP. All significant intercompany balances and transactions have been eliminated in combination.

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

Cash and Cash Equivalents:

ETP considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value.

Restricted Cash:

Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements.

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities are deferred rents in the amount of $3,333 and $3,427 at March 31, 2010 and December 31, 2009, respectively.

Revenues:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income was increased by $66 and $102 in the three months ended March 31, 2010 and 2009, respectively, due to the straight-line rent adjustment.

Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other operating expenses are recognized as revenues in the period the applicable expenses are incurred or as specified in the leases. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenue on a straight-line basis over the term of the related leases.

Property:

Costs incurred in connection with the acquisition, development or construction of properties and improvements are capitalized. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other direct costs incurred during the period of development. ETP capitalizes costs on land and buildings under development until construction is substantially complete and the property is held available for occupancy. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. ETP considers a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but no later than one year from cessation of major construction activity. ETP ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with any remaining portion under construction. Capitalized costs associated with unsuccessful acquisitions are charged to expense when an acquisition is no longer considered probable.

Maintenance and repairs expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs, parking lots, etc., are capitalized and depreciated over their estimated useful lives. Gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.

Property is recorded at cost and is depreciated using a straight-line method over the estimated lives of the assets as follows:

Building and improvements	15 to 40 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

ETP assesses whether there has been impairment in the value of its long-lived assets by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell. There was no impairment charge recorded for the three months ended March 31, 2010 or 2009.

Tenant receivables:

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. ETP maintains an allowance for deferred rent receivables arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in other operating expenses on the accompanying condensed combined statement of operations. ETP’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At March 31, 2010 and December 31, 2009, ETP had $69 and $58, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the three months ended March 31, 2010 and 2009, $16 and $44, respectively, of receivables were charged to bad debt expense.

Concentration of Risk:

ETP maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. At various times during the periods, ETP had deposits in excess of the FDIC insurance limit.

In the three months ended March 31, 2010 and 2009, there were two tenants who each accounted for more than 10% of revenues. In 2010, the two tenants accounted for 24.3% and 12.0% of total revenues, respectively. In 2009, the two tenants accounted for 12.9% and 10.2% of total revenues, respectively.

Management Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Fair Value of Financial Instruments:

On January 1, 2008, ETP adopted Financial Accounting Standard Board (“FASB”) ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.

Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that ETP has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. ETP’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

ETP calculates the fair value of financial instruments and includes this additional information in the notes to its combined financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value of financial instruments reasonably approximates its carrying value, no additional disclosure is made.

Recent Accounting Pronouncements:

Effective January 1, 2010, ETP implemented the requirements of Accounting Standards Update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU No. 2009-17”). Update No. 2009-17 requires enterprises to perform a qualitative approach to determining whether or not a variable interest entity (“VIE”) will need to be consolidated on a continuous basis. This evaluation is based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact that entity’s economic performance. The adoption of ASU No. 2009-17 did not have a material effect on ETP’s combined financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The amendments in this update require, among other things, new disclosures and clarifications of existing disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements, further disaggregation of fair value measurement disclosures for each class of assets and liabilities, and additional details of valuation techniques and inputs utilized. The adoption of ASU No. 2010-06 did not have a material impact on ETP’s footnote disclosures.

3. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
In-place leases, net of accumulated amortization of $2,314 and $2,245 as of March 31, 2010 and December 31, 2009, respectively, (with a weighted average remaining life of 38 and 41 months as of March 31, 2010 and December 31, 2009, respectively).	$510	$578

Above market leases, net of accumulated amortization of $867 and $850 as of March 31, 2010 and December 31, 2009, respectively, (with a weighted average remaining life of 7 and 10 months as of March 31, 2010 and December 31, 2009, respectively).	40	57

Leasing commissions, net of accumulated amortization of $977 and $944 as of March 31, 2010 and December 31, 2009, respectively, (with a weighted average remaining life of 54 and 57 months as of March 31, 2010 and December 31, 2009, respectively).	453	483

	$1,003	$1,118

Amortization expense recorded on the lease intangible assets for the three months ended March 31, 2010 and 2009 was $119 and $323, respectively. Included in these amounts is $17 and $15, respectively, of amortization recorded against rental income in ETP’s condensed combined statements of operations for above market leases.

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

4. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Below market leases, net of accumulated amortization of $716 and $678 as of March 31, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 64 and 67 months as of March 31, 2010 and December 31, 2009, respectively).	$518	$555

	$518	$555

Amortization expense recorded on the lease intangible liabilities for the three months ended March 31, 2010 and 2009 was $37 and $41, respectively, which is recorded to rental income in ETP’s condensed combined statements of operations.

5. Mortgage Notes Payable

Mortgage notes payable at March 31, 2010 and December 31, 2009 consist of the following:

	Carrying Amount of Mortgage Notes		Interest Rate
Property Pledged as Collateral	March 31, 2010	December 31, 2009		Monthly Payment (a)	Maturity Date

Excel Centre(b)	$12,933	$12,989	6.08%	85	2014
Five Forks Crossing	5,366	5,408	5.50%	39	2013
Newport Towne Centre(c)	6,169	6,198	4.75%	35	2010
Red Rock Commons(d)	5,535	5,595	5.50%	56	2010

	$30,003	$30,190

(a)	This represents the monthly payment of principal and interest at March 31, 2010.

(b)

Mr. Sabin’s interests in Excel Centre were pledged as collateral in connection with debt of affiliated entities. As part of the Formation Transaction, Mr. Sabin’s interests were exchanged for OP Units of the Operating Partnership which are subject to a security agreement relating to a personal loan. The lender has agreed to waive Mr. Sabin’s obligation to pledge his OP Units as security for this loan until the expiration of the twelve-month lock-up period contained in his contribution agreement. Upon the expiration of such twelve-month lock-up period, Mr. Sabin will be obligated to pledge his OP Units as security for this loan.

(c)

The loan was guaranteed by Mr. Sabin. The loan bore interest at a rate of LIBOR plus 3.25% at March 31, 2010 and December 31, 2009 with a floor of 4.75% beginning February 1, 2010. The total interest rate was 4.75% and 3.50%, at March 31, 2010 and December 31, 2009, respectively. The loan was scheduled to mature on June 1, 2010 but was repaid in conjunction with the Formation Transactions.

(d)

The acquisition of this land was financed with two loans: One was a $6,175 mortgage payable secured by the property and the other was a $1,192 unsecured loan guaranteed by Mr. Sabin. Both loans bore interest at a rate of LIBOR plus 1.60% and matured November 1, 2008. Upon maturity, an affiliate of Mr. Sabin advanced $1,128 to ETP to repay the unsecured loan. The new note matured in November 2009. It was guaranteed by Mr. Sabin. In 2009, this loan was paid down by $200 and the loan was extended to July 1, 2010. The new interest rate was the greater of prime + 1.0% or 5.5% (5.5% at March 31, 2010 and December 31, 2009) with monthly principal payments of $30. This loan was repaid in connection with the Formation Transactions. In conjunction with the repayment, the lender discounted the loan by $500.

Total interest cost capitalized for the three months ended March 31, 2010 and 2009 was $77 and $72, respectively.

The fair value of mortgage notes payable at March 31, 2010 and December 31, 2009 was $29,567 and $29,833, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The above debt matures as of March 31, 2010 and the next five years ending December 31 as follows:

Year Ending December 31,	Amount
2010	$11,993
2011	411
2012	433
2013	5,149
2014	12,017

$30,003

6. Related Party Transactions

Excel Realty Holdings, LLC, a company wholly-owned by Mr. Sabin (“ERH”), managed operations of ETP under various management agreements. Fees paid to ERH for property management services were $32 in both the three months ended March 31, 2010 and 2009.

At both March 31, 2010 and December 31, 2009, there were $1,355 of payables due to Mr. Sabin’s affiliates for net advances made to ETP for certain mortgage debt repayments and other capital items. These balances are included in due to owner in the accompanying condensed combined balance sheets. Also in the due from owner balances are net cash flows from Newport Towne Center for which cash accounts are held by a wholly-owned subsidiary of Mr. Sabin and not by ETP. These amounts were $20 and $139 at March 31, 2010 and December 31, 2009, respectively. These amounts were repaid as part of the Formation Transactions.

7. Income Taxes

ETP’s real estate entities are partnerships and limited liability companies. Under applicable federal and state income tax rules, the allocated share of net income or loss from partnerships and limited liability companies is reportable in the income tax returns of the partners and members. Accordingly, no income tax provision is included in the accompanying condensed combined financial statements.

8. Commitments and Contingencies

Litigation:

ETP is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against it which if determined unfavorably to ETP, would have a material adverse effect on its condensed combined financial position, results of operations or cash flows.

Environmental Matters:

ETP follows the policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at its properties, ETP is not currently aware of any environmental liability with respect to its properties that would have a material effect on its condensed combined financial position, results of operations or cash flows. Further, ETP is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that it believes would require additional disclosure or the recording of a loss contingency.

Other

ETP’s other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In ETP’s opinion, these matters are not expected to have a material adverse effect on its condensed combined financial position, results of operations or cash flows.

9. Segment Disclosure

ETP’s reportable segments consist of the two types of commercial real estate properties for which ETP’s chief operating decision-makers internally evaluate operating performance and financial results: Office Properties and Retail Properties. Retail Properties also includes undeveloped land which ETP may develop into a retail property.

ETP evaluates the performance of its segments based upon net operating income. “Net Operating Income” is defined as operating revenues (rental revenue and tenant recoveries) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses) and administrative and miscellaneous expenses and excludes other non-property income, interest expense, depreciation and amortization. There is no intersegment activity.

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

The following tables reconcile ETP’s segment activity to its combined results of operations and financial position for the three months ended March 31, 2010 and 2009 and as of March 31, 2010 and December 31, 2009.

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Office Properties:
Total revenues	$798	$642
Property operating expenses	154	161
Administrative and miscellaneous	5	12

Net operating income, as defined	639	469
Depreciation and amortization	273	168
Interest expense	202	205
Interest income	—	2

Net income	164	98

Retail Properties:
Total revenues	422	488
Property operating expenses	133	166
Administrative and miscellaneous	1	9

Net operating income, as defined	288	313
Depreciation and amortization	187	525
Interest expense	159	122
Interest income	—	2

Net loss	(58)	(332)

Total Reportable Segments:
Total revenues	1,220	1,130
Property operating expenses	287	327
Administrative and miscellaneous	6	21

Net operating income, as defined	927	782
Depreciation and amortization	460	693
Interest expense	361	327
Interest income	—	2

Net income (loss)	106	(236)

Reconciliation to Combined Net Income Attributable to Controlling Interest:
Total net income (loss) for reportable segments	106	(236)
Net income attributable to non-controlling interests	94	—

Net income (loss) attributable to controlling interest	$12	$(236)

	March 31, 2010	December 31, 2009
Assets:
Office Properties:
Total assets	$16,781	$17,163
Retail Properties:
Total assets	28,250	28,293

Total Reportable Segments & Combined Assets:
Total assets	$45,031	$45,456

EXCEL TRUST, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Cash	$1	$1

Total assets	$1	$1

LIABILITIES AND STOCKHOLDER’S EQUITY
Stockholder’s equity:

Common stock, $0.01 par value, 100,000 shares authorized; 1,000 shares issued and outstanding	$—	$—

Additional paid-in capital	1	1

Total stockholder’s equity	$1	$1

The accompanying notes are an integral part of this condensed consolidated balance sheet.

EXCEL TRUST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2010

1. Organization and Description of Business

Excel Trust, Inc. (the “Company”) was incorporated in the State of Maryland on December 15, 2009. On April 28, 2010, the Company completed an initial public offering (the “Offering”) of its common stock. The Company and its operating partnership subsidiary, Excel Trust, L.P. (the “Operating Partnership”), for which the Company is the sole general partner, together with the partners and members of the affiliated partnerships and limited liability companies of ETP (defined below) and other parties which hold direct or indirect ownership interests in the Properties (defined below) engaged in certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (i) continue the operations of ETP, (ii) enable the Company to raise the necessary capital to acquire increased interests in certain of the Properties, (iii) fund joint venture capital commitments, (iv) provide capital for future acquisitions, (v) fund certain development costs at the Company’s development property, and (vi) establish a capital reserve for general corporate purposes.

Excel Trust, Inc. Predecessor (“ETP”) is not a legal entity but rather a combination of real estate entities and operations engaged in the business of owning, managing, leasing, acquiring and developing commercial real estate, consisting of retail properties, an office property and undeveloped land (the “Properties”). The Properties are located in South Carolina, Tennessee, California and Utah. During all periods presented in the accompanying condensed combined financial statements, ETP was the general partner or managing member of the real estate entities that directly or indirectly own the Properties, and ETP had responsibility for the day-to-day operations of such entities. The ultimate owners of ETP are Mr. Gary B. Sabin and certain others who have non-controlling interests.

The operations of the Company will be carried on primarily through the Operating Partnership. Pursuant to contribution agreements among the owners of ETP, the Company and the Operating Partnership, the Operating Partnership received a contribution of interests in the Properties as well as the property management, leasing and real estate development operations of the Properties in exchange for the issuance of Company common stock or partnership interests of the Operating Partnership (the “OP Units”) and/or the payment of cash to the contributors and the assumption of debt and other specified liabilities. The Company and the Operating Partnership are vertically integrated, self-administered and self-managed.

The Offering consisted of the issuance of 15,000,000 common shares at a public offering price of $14 per share. Net proceeds after underwriting discounts and commissions were approximately $196.9 million. Additionally, it is estimated that there were approximately $3.1 million of expenses associated with the Offering. Shortly after the Offering , ETP was contributed to the Company and the Operating Partnership in exchange for 507,993 shares of the Company’s common stock, 641,062 OP Units and the assumption of an aggregate of approximately $18.3 million of indebtedness. Mortgage debt related to ETP of $11.2 million was also repaid.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated balance sheet includes the accounts of the Company and the Operating Partnership. All significant intercompany balances and transactions have been eliminated in combination.

3. Subsequent Acquisitions

In addition to ETP, on May 12, 2010, the Company, through the Operating Partnership, completed the acquisition of 5000 South Hulen, an 86,838 square foot community shopping center located in Forth Worth, Texas, from Corrigan Hulen Joint Venture. The Operating Partnership acquired the property through its wholly owned subsidiary, Excel Hulen LLC. The purchase price was $21.9 million and consisted of a cash purchase price of approximately $7.7 million and the assumption of approximately $14.2 million of debt. The Operating Partnership funded the purchase price with the proceeds of the Offering.

On May 14, 2010, the Company, through the Operating Partnership, completed the acquisition of a 51,762 square foot single tenant grocery store leased to Jewel Food Stores, Inc. located in Morris, Illinois from Morris (EP ALEX), LLC. The Operating Partnership acquired the property through its wholly owned subsidiary, Excel Jewel LLC. The purchase price was $8.2 million and consisted of all cash. The Operating Partnership funded the purchase price with the proceeds of the Offering.

On May 24, 2010, the Company through the Operating Partnership, completed the acquisition of three 13,650 square foot single tenant properties leased to Walgreens. Two of these properties are located in Corbin, Kentucky and one is located in Barbourville, Kentucky. They were acquired from MG&P Development Partnership. The Operating Partnership acquired these properties through its wholly owned subsidiaries, Excel North Corbin, LLC, Excel South Corbin, LLC and Excel Barbourville, LLC. The aggregate purchase price of these properties was approximately $12.0 million and consisted of all cash. The Operating Partnership funded the purchase price with the proceeds of the Offering.

EXCEL TRUST, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)

March 31, 2010

On May 28, 2010, the Company, through the Operating Partnership, completed the acquisition of a 53,411 square foot single tenant grocery store leased to Shop ‘n Save located in Ballwin, Missouri from Twin Oaks-SNS, LLC. The Operating Partnership acquired the property through its wholly owned subsidiary, Excel Twin Oaks, LLC. The purchase price was approximately $8.5 million and consisted of all cash. The Operating Partnership funded the purchase price with the proceeds of the Offering.

The Company will account the acquisitions as business combinations. Under business combination accounting, the assets and liabilities of acquired properties will be recorded as of the acquisition date, at their respective fair values, and consolidated in the Company’s financial statements. As of the date of this report, the initial accounting for the acquisitions is incomplete and thus the disclosures related to supplemental pro forma information and amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed have not been provided.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we,” “us,” “our” or the “Company” refer to Excel Trust, Inc., a Maryland corporation, any of our subsidiaries and Excel Trust Inc. Predecessor, or our Predecessor. Our Predecessor is not a legal entity, but rather a combination of real estate entities and operations invested in four properties that have been contributed to us.

The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in the retail industry or the markets in which we operate; changes in local, regional and national economic conditions; our inability to compete effectively; our inability to collect rent from tenants; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; decreased rental rates or increased vacancy rates; our failure to obtain necessary outside financing on favorable terms or at all; changes in the availability of additional acquisition opportunities; our inability to successfully complete real estate acquisitions; our failure to successfully operate acquired properties and operations; our failure to qualify or maintain our status as a REIT; government approvals, actions and initiatives, including the need for compliance with environmental requirements; financial market fluctuations; and changes in real estate and zoning laws and increases in real property tax rates. While forward-looking statements reflect our good faith beliefs (or those of the indicated third parties), they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Prospectus dated April 22, 2010, filed with the Securities and Exchange Commission on April 23, 2010 pursuant to Rule 424(b) under the Securities Act. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Management’s Overview and Summary

We are a vertically integrated, self-administered, self-managed real estate firm with the principal objective of acquiring, financing, developing, leasing, owning and managing value oriented community and power centers, grocery anchored neighborhood centers and freestanding retail properties. Our strategy is to acquire high quality, well-located, dominant retail properties that generate attractive risk-adjusted returns. We will target competitively protected properties in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth. We consider competitively protected properties to be located in the most prominent shopping districts in their respective markets, ideally situated at major “Main and Main” intersections. We generally lease our properties to national and regional supermarket chains, big-box retailers and select national retailers that offer necessity and value oriented items and generate regular consumer traffic. Our tenants carry goods that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, which we believe generates more predictable property-level cash flows.

On April 28, 2010, we completed the Offering of our common stock. We and the Operating Partnership, for which we are the sole general partner, engaged in the Formation Transactions. The Formation Transactions were designed to (i) continue the operations of four properties that were contributed by related parties, (ii) enable us to raise the necessary capital to acquire increased interests in certain of the properties, (iii) fund joint venture capital commitments, (iv) provide capital for future acquisitions, (v) fund certain development costs at our development property, and (vi) establish a capital reserve for general corporate purposes. The exchange of entities or interests therein for shares of our common stock and OP Units will be accounted for as a reorganization of entities under common control, and accordingly, the related assets and liabilities will be reflected at their historical cost basis. We were organized as a Maryland corporation on December 15, 2009 and intend to elect to be taxed as a REIT beginning with our taxable year ending December 31, 2010.

Our operations will be carried on primarily through our Operating Partnership. Pursuant to contribution agreements, we and the Operating Partnership received a contribution of interests in four properties as well as the property management, leasing and real estate development operations of the properties in exchange for the issuance of shares of our common stock or OP Units and/or the payment of cash to the contributors and the assumption of debt and other specified liabilities.

We receive income primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties. Potential impacts to our income include unanticipated tenant vacancies, vacancy of space that takes longer to re-lease and, for non triple-net leases, operating costs that cannot be recovered from our tenants through contractual reimbursement formulas in our leases. Our operating results therefore depend materially on the ability of our tenants to make required payments and overall real estate market conditions.

Critical Accounting Policies

A complete discussion of our critical accounting policies can be found in our Prospectus dated April 22, 2010, filed with the Securities and Exchange Commission on April 23, 2010 pursuant to Rule 424(b) under the Securities Act, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

New Accounting Standards

See the notes to the financial statements included elsewhere herein for disclosure of new accounting standards.

Results of Operations

Our Predecessor has operated through two reportable business segments: retail properties and commercial office properties. The retail segment includes Five Forks Place and Newport Towne Center, two retail properties with a total gross leasable area of 121,291 square feet, as well as Red Rock Commons, a 19.9 acre land parcel. Our Predecessor has owned and operated Five Forks Place and Newport Towne Center for more than four years and two years, respectively, and our Predecessor has owned Red Rock Commons since 2007. The commercial office segment consists of one property, Excel Centre, with a total of 82,157 leasable square feet. Our Predecessor has owned and operated Excel Centre since 2004.

Our Predecessor evaluates the performance of its segments based upon net operating income. “Net Operating Income” is defined as total revenues (rental revenue and tenant recoveries) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses) and administrative and miscellaneous expenses. Our Predecessor also evaluates interest expense, interest income and depreciation and amortization by segment.

You should read the following discussion in conjunction with the segment information disclosed in Note 9 to our condensed combined financial statements in accordance with ASC 280, Segment Reporting . The results of operations of our Predecessor may not be indicative of our future results of operations.

Retail Properties

The following is a comparison, for the three months ended March 31, 2010 and 2009, of the retail property segment operating results of our Predecessor.

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Total revenues, which include rental revenues and tenant recoveries including insurance, property taxes and other operating expenses paid by tenants, decreased by $66,000, or 13.5%, to $422,000 for the three months ended March 31, 2010 compared to $488,000 for the three months ended March 31, 2009. The decrease resulted from a vacancy at Newport Towne Center. In January 2009, Goody’s Family Clothing declared bankruptcy and vacated 20,020 square feet of gross leasable area at the property. The vacancy resulted in a decrease in both rental revenues and tenant recoveries at the property because revenues were recognized for this tenant in 2009 with an offset to the allowance for bad debts for the uncollected amounts, whereas no revenues were recognized for this tenant in 2010.

Property operating expenses, which include maintenance and repair expenses, real estate taxes, management fees and other operating expenses including bad debts, decreased by $33,000, or 19.9%, to $133,000 for the three months ended March 31, 2010 compared to $166,000 for the three months ended March 31, 2009. The decrease resulted from additional bad debt reserves at Newport Towne Center for delinquent tenants in the prior year.

Administrative and miscellaneous expenses decreased $8,000, or 88.9%, to $1,000 for the three months ended March 31, 2010 compared to $9,000 for the three months ended March 31, 2009. The decrease resulted from lower legal expenses related to collection efforts for delinquent tenants.

Depreciation and amortization expense decreased $338,000, or 64.4%, to $187,000 for the three months ended March 31, 2010 compared to $525,000 for the three months March 31, 2009. The decrease resulted from Goody’s Family Clothing vacating their space at Newport Towne Center in 2009 which caused us to depreciate the remaining tangible and intangible assets related to this tenant.

Interest expense increased $37,000, or 30.3%, to $159,000 for the three months ended March 31, 2010 compared to $122,000 for the three months ended March 31, 2009. The increase was primarily attributable to our variable rate mortgage at Newport Towne Center. In connection with our extension of the maturity date of this loan in January 2010, an interest rate floor of 4.75% commenced on January 1, 2010.

Commercial Office Properties

The following is a comparison, for the three months ended March 31, 2010 and 2009, of the commercial office property segment operating results of our Predecessor.

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Total revenues increased by $156,000, or 24.3%, to $798,000 for the three months ended March 31, 2010 compared to $642,000 for the three months ended March 31, 2009. The increase resulted from the leasing of vacant space at Excel Centre. In March 2009, vacant space was leased to a tenant, Kaiser Permanente, which resulted in an increase of rental revenue in 2010.

Property operating expenses decreased $7,000, or 4.3%, to $154,000 for the three months ended March 31, 2010 compared to $161,000 for the three months ended March 31, 2009. The decrease was primarily attributable to a non-recurring expense related to Kaiser Permanente incurred in 2009 but not in 2010.

Administrative and miscellaneous expenses decreased $7,000, or 58.3%, to $5,000 for the three months ended March 31, 2010 compared to $12,000 for the three months ended March 31, 2009. The decrease was primarily attributable to expenses incurred in 2009 relating to Kaiser Permanente’s occupancy at Excel Centre.

Depreciation and amortization expense increased $105,000, or 62.5%, to $273,000 for the three months ended March 31, 2010 compared to $168,000 for the three months ended March 31, 2009. The increase resulted from additional depreciation of tenant improvements added in 2009, primarily related to Kaiser Permanente.

Interest expense decreased $3,000, or 1.5%, to $202,000 for the three months ended March 31, 2010 compared to $205,000 for the three months ended March 31, 2009. The decrease was attributable to a decline in principal outstanding.

Cash Flows

The following is a comparison, for the three months ended March 31, 2010 to the three months ended March 31, 2009, of the combined cash flows of our Predecessor.

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Cash and cash equivalents were $381,000 and $456,000, respectively, at March 31, 2010 and 2009.

Net cash provided by operating activities decreased $3,716,000 to $143,000 for the three months ended March 31, 2010 compared to $3,859,000 for the three months ended March 31, 2009. The decrease was due to an increase in deferred rental revenue related to Kaiser Permanente in 2009.

Net cash used in investing activities decreased $4,215,000 to $212,000 for the three months ended March 31, 2010 compared to $4,427,000 for the three months ended March 31, 2009. The decrease was the result of $4,962,000 of additional cash used for tenant improvements in 2009 for new tenants, primarily Kaiser Permanente. There was also $339,000 of additional deferred leasing costs in 2009 related to these new tenants. These increases were offset by $1,086,000 of decreased cash flow provided by utilization of restricted cash for the tenant improvements in the three months ended March 31, 2010 over the three months ended March 31, 2009.

Net cash used in financing activities decreased $697,000 to $211,000 for the three months ended March 31, 2010 from $486,000 of cash provided in the three months ended March 31, 2009. The decrease was primarily due to $525,000 less in parent advances made in 2010 than in 2009. In addition, we made distributions of $295,000 to controlling and non-controlling interests in the three months ended March 31, 2010 compared to $0 in the three months ended March 31, 2009.

Funds From Operations

We present funds from operations (“FFO”) because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year-over-year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Our computation may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of our FFO for the period presented (in thousands):

	Three Months Ended March 31
	2010	2009
Net income (loss) attributable to controlling interest	$12	$(236)

Adjustments:

Real estate depreciation and amortization	460	693

Funds from operations	$472	$457

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	future distributions expected to be paid to our stockholders and limited partners of our Operating Partnership, and

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions.

We intend to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses and fund regular distributions. On April 28, 2010, we completed the Offering of our common stock. We received net proceeds after underwriting discounts and commissions of approximately $196.9 million. Additionally, we estimate that we incurred approximately $3.1 million of expenses associated with the Offering. Proceeds of the Offering will be used to acquire properties, repay certain existing debt of our Predecessor, pay costs of the Offering, and for general corporate purposes.

At March 31, 2010, we had a loan secured by Newport Towne Center for $6.2 million and a loan secured by Red Rock Commons for $5.5 million, each of which matures in 2010. Both these loans were repaid with the net proceeds of the Offering.

We have obtained commitment letters from Wells Fargo Bank, National Association, which will act as administrative agent, Barclays Bank PLC, KeyBank National Association, Morgan Stanley Senior Funding, Inc., PNC Bank, National Association, Raymond James Bank, FSB, UBS Loan Finance LLC and U.S. Bank National Association, for a $125.0 million unsecured revolving credit facility. We expect the facility to have a term of three years and that we will have the option to extend the facility for one additional year if we meet specified requirements. We also expect the facility to have an accordion feature that may allow us to increase the availability by $275.0 million to $400.0 million. We intend to use this facility principally to fund growth opportunities and for working capital purposes.

The unsecured revolving credit facility is expected to bear interest at the rate of LIBOR plus a margin of 275 basis points to 375 basis points, depending on our leverage ratio, provided that in no event shall LIBOR be deemed to be less than 1.50%. The amount available for us to borrow under the facility will be subject to the net operating income of our properties that form the borrowing base of the facility, as well as a minimum implied debt service coverage ratio.

Our ability to borrow under this unsecured revolving credit facility will be subject to our ongoing compliance with a number of customary restrictive covenants, including:

•	a maximum leverage ratio (defined as total liabilities to total asset value) of 0.55 : 1.00,

•	a minimum fixed charge coverage ratio (defined as adjusted earnings before interest, taxes, depreciation and amortization to fixed charges) of 1.75 : 1.00,

•	a maximum secured indebtedness ratio (defined as secured indebtedness to total asset value) of 0.35 : 1.00,

•	a maximum unencumbered leverage ratio (defined as unsecured indebtedness to unencumbered asset value) of 0.55 : 1.00,

•	a minimum unencumbered interest coverage ratio (defined as unencumbered net operating income to unsecured interest expense) of 2.00 : 1.00, and

•	a minimum tangible net worth equal to at least 85% of our tangible net worth at the closing of this offering plus 80% of the net proceeds of any additional equity issuances.

Under the unsecured revolving credit facility, our distributions may not exceed the greater of (1) 95.0% of our FFO, or (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.

We expect to enter into this unsecured revolving credit facility in the second quarter of 2010. Although we have received commitment letters for this facility, we may be unable to close on the facility based on the terms described above or at all.

Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, debt maturities of any loans assume as we acquire properties, renovations, expansions and other non-recurring capital expenditures that need to be made periodically and the costs associated with acquisitions of properties that we pursue. We intend to satisfy our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, long-term mortgage debt and the issuance of equity or debt securities. We also expect to use funds available under our anticipated revolving credit facility to finance acquisition and development activities and capital expenditures on an interim basis.

We expect our debt to contain customary restrictive covenants, including provisions that may limit our ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, purchase or acquire additional property, discontinue insurance coverage, change the conduct of our business or make loans or advances to, enter into any merger or consolidation with, or acquire the business, assets or equity of, any third party.

Following the completion of the Offering, we have general and administrative expenses, including salaries, rent, professional fees and other corporate level activity expenses associated with operating as a public company. We also expect to incur additional professional fees to meet the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and comply with the Sarbanes-Oxley Act of 2002. The timing and level of these costs and our ability to pay these costs with cash flow from our operations depends on our execution of our business plan, the number of properties we ultimately acquire and our ability to attract qualified individuals to fill these new positions.

On May 12, 2010, we, through the Operating Partnership, completed the acquisition of 5000 South Hulen, an 86,838 square foot community shopping center located in Forth Worth, Texas, from Corrigan Hulen Joint Venture. The Operating Partnership acquired the property through its wholly owned subsidiary, Excel Hulen LLC. The purchase price was $21.9 million and consisted of a cash purchase price of approximately $7.7 million and the assumption of approximately $14.2 million of debt. The Operating Partnership funded the purchase price with the proceeds of the Offering.

On May 14, 2010, we, through the Operating Partnership, completed the acquisition of a 51,762 square foot single tenant grocery store leased to Jewel Food Stores, Inc. located in Morris, Illinois from Morris (EP ALEX), LLC. The Operating Partnership acquired the property through its wholly owned subsidiary, Excel Jewel LLC. The purchase price was approximately $8.2 million and consisted of all cash. The Operating Partnership funded the purchase price with the proceeds of the Offering.

On May 24, 2010, we through the Operating Partnership, completed the acquisition of three 13,650 square foot single tenant properties leased to Walgreens. Two of these properties are located in Corbin, Kentucky and one is located in Barbourville, Kentucky. They were acquired from MG&P Development Partnership. The Operating Partnership acquired these properties through its wholly owned subsidiaries, Excel North Corbin, LLC, Excel South Corbin, LLC and Excel Barbourville, LLC. The aggregate purchase price of these properties was approximately $12.0 million and consisted of all cash. The Operating Partnership funded the purchase price with the proceeds of the Offering.

On May 28, 2010, we, through the Operating Partnership, completed the acquisition of a 53,411 square foot single tenant grocery store leased to Shop ‘n Save located in Ballwin, Missouri from Twin Oaks-SNS, LLC. The Operating Partnership acquired the property through its wholly owned subsidiary, Excel Twin Oaks, LLC. The purchase price was approximately $8.5 million and consisted of all cash. The Operating Partnership funded the purchase price with the proceeds of the Offering.

Commitments and Contingencies

The following table outlines the timing of our required payments (dollars in thousands) related to our indebtedness as of March 31, 2010:

	Payments by Period
	2010	2011-2012	2013-2014	Thereafter	Total
Principal payments—fixed rate debt	$289	$844	$17,166	—	$18,299
Interest payments—fixed rate debt	820	2,114	1,189	—	4,123
Principal payments—variable rate debt	11,704	—	—	—	11,704
Interest payments—variable rate debt (based on interest rates in effect as of March 31, 2010)	124	—	—	—	124

	$12,937	$2,958	$18,355	$—	$34,250

Distribution Policy

We intend to elect to be taxed as a REIT under the Code commencing with our taxable year ending December 31, 2010. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our REIT taxable income to our stockholders. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on income we distribute currently (in accordance with the Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income properties and operations and to federal income and excise taxes on our taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

Inflation

Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on our leases that do not contain indexed escalation provisions. In addition, most of our leases require the tenant to pay its share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation, assuming our properties remain leased and tenants fulfill their obligations to reimburse us for such expenses.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. Our variable rate debt was repaid in May 2010 with proceeds of the Offering. Our remaining debt has fixed interest rates and is not subject to market risk.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks, including counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. To limit counterparty credit risk we will seek to enter into such agreements with major financial institutions with high credit ratings. There can be no assurance that we will be able to adequately protect against the foregoing risks and that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging activities. We do not enter into such contracts for speculative or trading purposes.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

In addition, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties. We are involved in routine litigation arising in the ordinary course of business, none of which we believe to be material.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see the section entitled “Risk Factors” beginning on page 21 in our Prospectus dated April 22, 2010, filed with the Securities and Exchange Commission on April 23, 2010 pursuant to Rule 424(b) under the Securities Act, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 22, 2010, our registration statement on Form S-11 (File No. 333-164031) relating to the Offering was declared effective by the Securities and Exchange Commission. The Offering consisted of the issuance of 15,000,000 common shares at a public offering price of $14 per share. Net proceeds after underwriting discounts and commissions of approximately $13.1 million were approximately $196.9 million. Additionally, we estimate that we incurred approximately $3.1 million of expenses associated with the Offering for total net proceeds of approximately $193.8 million. The Offering has been completed and we contributed the net proceeds from the Offering to the Operating Partnership. Shortly after the Offering, the properties forming our Predecessor were contributed to us and the Operating Partnership in exchange for 507,993 shares of our common stock, 641,062 OP Units and the assumption of an aggregate of approximately $18.3 million of indebtedness. Mortgage debt related to these properties of $11.2 million was also repaid. In addition to the properties acquired from our Predecessor, as of June 4, 2010, we had acquired an additional six properties using the net proceeds of the Offering as described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The joint book-running managers for the Offering were Morgan Stanley & Co. Incorporated, Barclays Capital Inc. and UBS Securities LLC. The co-managers were Wells Fargo Securities, LLC, KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., Stifel, Nicolaus & Company, Incorporated, PNC Capital Markets LLC and HFF Securities L.P.

There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus dated April 22, 2010, filed with the Securities and Exchange Commission on April 23, 2010 pursuant to Rule 424(b) under the Securities Act, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

In addition, following the completion of the Offering, we repurchased for $1,000 in cash the 1,000 shares of our common stock that were issued to Mr. Sabin in connection with our formation in order to provide our initial capitalization in December 2009. The repurchase was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Registration Rights Agreement, dated May 4, 2010, by and among Excel Trust, Inc., Excel Trust, L.P. and the persons named therein.

10.2	2010 Equity Incentive Award Plan.(1)

10.3	Excel Trust, Inc. and Excel Trust, L.P. Incentive Bonus Plan.

10.4	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Gary B. Sabin.(2)

10.5	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Spencer G. Plumb.(2)

10.6	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and James Y. Nakagawa.(2)

10.7	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Mark T. Burton.(2)

10.8	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and S. Eric Ottesen.(2)

10.9	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 6, 2010, between CNLRS Rockwall, L.P. and Excel Trust, L.P.

10.10	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated May 19, 2010, between CNLRS Rockwall, L.P. and Excel Trust, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Excel Trust, Inc.’s Registration Statement on Form S-8 (File No. 333-166267) filed with the Securities and Exchange Commission on April 28, 2010.
(2)	Incorporated herein by reference to Excel Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCEL TRUST, INC.

By:	/S/ GARY B. SABIN
Gary B. Sabin
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JAMES Y. NAKAGAWA
James Y. Nakagawa
Chief Financial Officer (Principal Financial Officer)

Date: June 4, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Registration Rights Agreement, dated May 4, 2010, by and among Excel Trust, Inc., Excel Trust, L.P. and the persons named therein.

10.2	2010 Equity Incentive Award Plan.(1)

10.3	Excel Trust, Inc. and Excel Trust, L.P. Incentive Bonus Plan.

10.4	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Gary B. Sabin.(2)

10.5	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Spencer G. Plumb.(2)

10.6	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and James Y. Nakagawa.(2)

10.7	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Mark T. Burton.(2)

10.8	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and S. Eric Ottesen.(2)

10.9	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 6, 2010, between CNLRS Rockwall, L.P. and Excel Trust, L.P.

10.10	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated May 19, 2010, between CNLRS Rockwall, L.P. and Excel Trust, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Excel Trust, Inc.’s Registration Statement on Form S-8 (File No. 333-166267) filed with the Securities and Exchange Commission on April 28, 2010.
(2)	Incorporated herein by reference to Excel Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010.