Form 10-Q
period 2010-06-30
Excel Trust, Inc.
filed 2010-08-13
CIK 1478950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares outstanding as of August 13, 2010 of the registrant’s common stock, $0.01 par value per share: 15,663,331 shares

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I	Financial Information

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated and Combined Balance Sheets of Excel Trust, Inc. and Excel Trust Inc. Predecessor as June 30, 2010 and December 31, 2009	3

	Condensed Consolidated and Combined Statements of Operations of Excel Trust, Inc. for the period from April 28, 2010 to June 30, 2010 and Excel Trust, Inc. Predecessor for the period from April 1, 2010 to April 27, 2010 and the three months ended June 30, 2009	4

	Condensed Consolidated and Combined Statements of Operations of Excel Trust, Inc. for the period from April 28, 2010 to June 30, 2010 and Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010 and the six months ended June 30, 2009	5

	Condensed Consolidated and Combined Statements of Equity of Excel Trust, Inc. for the period from April 28, 2010 to June 30, 2010 and Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010 and the six months ended June 30, 2009	6

	Condensed Consolidated and Combined Statements of Cash Flows or Excel Trust, Inc. and Excel Trust, Inc. Predecessor for the period from April 28, 2010 to June 30, 2010 and Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010 and the six months ended June 30, 2009	7

	Notes to Condensed Combined Financial Statements of Excel Trust, Inc. and Excel Trust, Inc. Predecessor	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II	Other Information	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Reserved	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	The Company	The Predecessor
	June 30, 2010	December 31, 2009
ASSETS:

Property:
Land	$52,630	$15,300
Building	78,861	20,538
Site improvements	8,401	2,445
Tenant improvements	12,927	6,629
Construction in progress	1,635	1,438
Less accumulated depreciation	(5,274)	(4,481)

Property, net	149,180	41,869
Cash and cash equivalents	91,222	661
Restricted cash	1,040	524
Tenant receivables, net	91	97
Lease intangibles, net	16,263	1,118
Deferred rent receivable	734	583
Other assets	1,059	604

Total assets	$259,589	$45,456

LIABILITIES AND EQUITY:

Liabilities:

Mortgage notes payable, net	$49,996	$30,190
Accounts payable and other liabilities	5,681	3,973
Lease intangibles, net	3,165	555
Due to owner	—	1,216

Total liabilities	58,842	35,934

Equity:

Stockholders’ equity and owner’s equity
Common stock, $.01 par value, 200,000,000 shares authorized; 15,663,331 shares issued and outstanding	155	—
Additional paid in capital	194,451	—
Accumulated deficit	(1,752)	—

Total stockholders’ equity	192,854	—

Owner’s equity	—	8,622
Non-controlling interests	7,893	900

Total equity	200,747	9,522

Total liabilities and equity	$259,589	$45,456

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	The Company	The Predecessor	The Predecessor
	Period from April 28, 2010 to June 30, 2010	Period April 1, 2010 to April 27, 2010	Three Months Ended June 30, 2009
REVENUES:
Rental revenue	$1,453	$317	$1,185
Tenant recoveries	92	31	82
Other income	34	—	—

Total revenues	1,579	348	1,267

Expenses:
Maintenance and repairs	56	21	40
Real estate taxes	120	37	102
Management fees	3	10	33
Other operating expenses	66	23	100
General and administrative	2,136	2	14
Depreciation and amortization	746	82	461

Total expenses	3,127	175	750

Net operating (loss) income	(1,548)	173	517

Interest expense	(350)	(121)	(328)
Interest income	74	—	1

Net (loss) income	(1,824)	52	190
Non-controlling interest	(72)	197	—

Net (loss) income attributable to the common stockholders and controlling interest	$(1,752)	$(145)	$190

Basic and diluted loss per share	$(0.11)

Weighted-average common shares outstanding - basic and diluted	15,460

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	The Company	The Predecessor	The Predecessor
	Period from April 28, 2010 to June 30, 2010	Period January 1, 2010 to April 27, 2010	Six Months Ended June 30, 2009
REVENUES:
Rental revenue	$1,453	$1,455	$2,243
Tenant recoveries	92	113	154
Other income	34	—

Total revenues	1,579	1,568	2,397

Expenses:
Maintenance and repairs	56	98	111
Real estate taxes	120	140	217
Management fees	3	43	65
Other operating expenses	66	98	209
General and administrative	2,136	8	35
Depreciation and amortization	746	542	1,154

Total expenses	3,127	929	1,791

Net operating (loss) income	(1,548)	639	606

Interest expense	(350)	(483)	(655)
Interest income	74	—	3

Net (loss) income	(1,824)	156	(46)
Non-controlling interests	(72)	290	—

Net (loss) income attributable to the common stockholders and controlling interest	$(1,752)	$(134)	$(46)

Basic and diluted loss per share	$(0.11)

Weighted-average common shares outstanding - basic and diluted	15,460

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

The Predecessor

	Total Owner’s Equity	Non-controlling Interests	Total Equity
Balance January 1, 2009	$7,930	$756	$8,686
Contributions	195	44	239
Distributions	(100)	—	(100)
Net loss	(46)	—	(46)

Balance June 30, 2009	$7,979	$800	$8,779

	Total Owner’s Equity	Non-controlling Interests	Total Equity
Balance January 1, 2010	$8,622	$900	$9,522
Contributions	316	63	379
Distributions	(707)	(290)	(997)
Net (loss) income	(134)	290	156

Balance April 27, 2010	$8,097	$963	$9,060

The Company

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (deficit)	Total Stockholders’ Equity	Non-controlling Interests	Owner’s Equity	Total Equity
Balance at April 28, 2010	—	$—	$—	$—	$—	$963	$8,097	$9,060
Issuance of common stock	15,000,000	150	209,850	—	210,000	—		210,000
Offering costs	—	—	(15,273)		(15,273)	—	—	(15,273)
Initial contribution and acquisition of Predecessor interests:
Exchange of Predecessor equity for Company common stock	454,008	4	8,507	—	8,511	—	(8,097)	414
Exchange of Predecessor non-controlling interest for Company common stock	53,985	—	1,049	—	1,049	(963)	—	86
Predecessor non-controlling interests purchased	—		(1,812)	—	(1,812)		—	(1,812)
Adjustment for non-controlling interest	—	—	(7,965)	—	(7,965)	7,965	—	—
Issuance of restricted common stock awards	155,338	1	(1)	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	96	—	96	—	—	96
Net loss	—	—	—	(1,752)	(1,752)	(72)	—	(1,824)

Balance at June 30, 2010	15,663,331	$155	$194,451	$(1,752)	$192,854	$7,893	$—	$200,747

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	The Company	The Predecessor	The Predecessor
	Period from April 28, 2010 to June 30, 2010	Period from January 1, 2010 to April 27, 2010	Six Months Ended June 30, 2009
Cash flows from operating activities:
Net (loss) income	$(1,824)	$156	$(46)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	746	542	1,154
Deferred rent receivable	(85)	(66)	(125)
Amortization of above and below market leases	(35)	(20)	(127)
Amortization of deferred financing costs	9	22	38
Bad debt expense	23	16	76
Amortization of share-based compensation	96	—	—
Change in assets and liabilities:
Tenant and other receivables	(97)	64	(3)
Other assets	(152)	(86)	(43)
Accounts payable and other liabilities	1,623	(327)	3,610

Net cash provided by operating activities	304	301	4,534

Cash flows from investing activities:
Acquisitions of property, development and property improvements	(89,090)	(132)	(5,194)
Capitalized leasing costs	(3)	(94)	(435)
Restricted cash	(137)	(12)	894

Net cash used in investing activities	(89,230)	(238)	(4,735)

Cash flows from financing activities:
Issuance of common stock	210,000	—	—
Offering costs	(15,273)	—	—
Purchase of Predecessor non-controlling interests	(1,812)	—	—
Payments on mortgages payable	(11,244)	(227)	(361)
(Payments) and proceeds from Predecessor controlling interests	(1,337)	121	599
Contributions from Predecessor controlling interests	—	316	195
Contributions from Predecessor non-controlling interests	—	63	44
Distributions to Predecessor controlling interests	—	(707)	(100)
Distributions to Predecessor non-controlling interests	—	(290)	—
Deferred financing costs	(195)	—	—
Tenant security deposits	9	—	(293)

Net cash provided (used) by financing activities	180,148	(724)	84

Net increase (decrease)	91,222	(661)	(117)
Cash and cash equivalents, beginning of period	—	661	538

Cash and cash equivalents, end of period	$91,222	$—	$421

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$252	$480	$638

Non-cash investing and financing activity:
Contribution of properties for common shares and operating partnership units	$9,060	$—	$—

Assumption of net mortgage debt in connection with property acquisitions	$31,777	$—	$—

Assets received in connection with property acquisitions	$367	$—	$—

Liabilities assumed in connection with property acquisitions	$403	$—	$—

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Organization:

Excel Trust, Inc. (the “Company”) was incorporated in the State of Maryland on December 15, 2009. On April 28, 2010, the Company completed an initial public offering (the “Offering”) of 15,000,000 shares of its common stock at an aggregate public offering price of $210,000. The Company and its operating partnership subsidiary, Excel Trust, L.P. (the “Operating Partnership”), for which the Company is the sole general partner, together with the partners and members of the affiliated partnerships and limited liability companies of Excel Trust, Inc. Predecessor (“ETP” or the “Predecessor”) and other parties which hold direct or indirect ownership interests in the Properties (defined below) engaged in certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (1) continue the operations of ETP, (2) enable the Company to raise the necessary capital to acquire increased interests in certain of the Properties, (3) provide capital for future acquisitions, (4) fund certain development costs at the Company’s development property, (5) establish a capital reserve for general corporate purposes, and (6) fund future joint venture capital commitments.

Following the Offering, ETP was contributed to the Company and the Operating Partnership in exchange for 507,993 shares of the Company’s common stock and 641,062 partnership interests (the “OP Units”). The exchange of entities or interests therein for shares of common stock of the Company and OP Units has been accounted for as a reorganization of entities under common control, and accordingly, the related assets and liabilities of ETP have been reflected at their historical cost basis. The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ending December 31, 2010.

ETP, which is not a legal entity but rather a combination of real estate entities and operations as described below, was engaged in the business of owning, managing, leasing, acquiring and developing commercial real estate, consisting of retail properties, an office property and undeveloped land (the “Properties”). The Properties are located in South Carolina, Tennessee, California and Utah. During the periods presented in the accompanying combined financial statements prior to the Offering, ETP was the general partner or managing member of the real estate entities that directly or indirectly own the Properties, and ETP had responsibility for the day-to-day operations of such entities. The ultimate owners of ETP were Mr. Gary B. Sabin and certain others who had non-controlling interests.

The accompanying condensed combined financial statements of the Predecessor do not include certain investments in real estate entities owned by Mr. Sabin that were not contributed to the Operating Partnership. Prior to the Formation Transactions, ETP was invested in the following real estate properties:

Acquisition Date	Property	Type	Location
May 2004	Excel Centre	Office Building	San Diego, California
July 2005	Five Forks Place	Retail Shopping Center	Simpsonville, South Carolina
January 2007	Newport Towne Center	Retail Shopping Center	Newport, Tennessee
October 2007	Red Rock Commons	Undeveloped Land	St. George, Utah

Prior to their contribution to the Operating Partnership, Five Forks Place and Newport Towne Center were directly or indirectly 100% owned by Mr. Sabin. Prior to their contribution to the Operating Partnership, Excel Centre and Red Rock Commons were directly or indirectly 62.5% and 82.8% owned respectively, by Mr. Sabin. The remaining ownership interests of Excel Centre and Red Rock Commons are reflected in the Predecessor financial statements as non-controlling interests.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying condensed consolidated financial statements of the Company include all the accounts of the Company, the Operating Partnership and the subsidiaries of the Operating Partnership. The exchange of Predecessor controlling and non-controlling interests for shares of the Company common stock and OP units has been reflected on the Predecessor historical cost basis as a reorganization of entities under common control. The Predecessor’s condensed combined financial statements reflect presentation of properties on a combined historical cost basis because of their common ownership. The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements and have not been audited by independent registered public accountants.

The unaudited interim combined financial statements should be read in conjunction with the Predecessor’s audited combined financial statements and notes thereto for the year ended December 31, 2009 included in the Prospectus of the Company dated April 22, 2010 filed with the Securities and Exchange Commission on April 23, 2010 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). All adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the combined financial statements for the interim periods have been made. Operating results for the periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying combined balance sheet as of December 31, 2009 has been derived from the audited financial statements, but does not include all disclosures required by GAAP. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

The significant account policies discussed as follows are consistent between the Company and the Predecessor.

Cash and Cash Equivalents:

The Company and ETP consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value.

Restricted Cash:

Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements.

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities are deferred rents in the amount of $3,240 and $3,427 at June 30, 2010 and December 31, 2009, respectively.

Revenues:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income was increased by $153 (comprising $73 from the Company and $80 from the Predecessor) and $125 in the six months ended June 30, 2010 and 2009, respectively, and $87 (comprising $73 from the Company and $14 from the Predecessor) and $23 in the three months ended June 30, 2010 and 2009, respectively, due to the straight-line rent adjustment.

Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other operating expenses are recognized as revenues in the period the applicable expenses are incurred or as specified in the leases. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenue on a straight-line basis over the term of the related leases.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Property:

Costs incurred in connection with the development or construction of properties and improvements are capitalized. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and related costs and other direct costs incurred during the period of development. The Company capitalizes costs on land and buildings under development until construction is substantially complete and the property is held available for occupancy. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with any remaining portion under construction.

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

The Company assesses whether there has been impairment in the value of its long-lived assets by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell. There was no impairment charge recorded for the periods ended June 30, 2010 or 2009.

Purchase Accounting:

The Company, with the assistance of independent valuation specialists, allocates the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon the Company’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered include an estimate of carrying costs during the expected lease-up periods taking into account current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases and above or below market value of debt assumed.

The value allocable to the above or below market component of the acquired in place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term, and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in lease intangible assets, net in our accompanying condensed consolidated and combined balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values are included in lease intangible liabilities, net in the Company’s accompanying condensed consolidated and combined balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts allocated to above or below market debt are included in mortgage loan payables, net on the accompanying condensed consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

Tenant receivables:

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivables arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in other operating expenses on the accompanying condensed combined statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At June 30, 2010 and December 31, 2009, the Company and the Predecessor had $92 and $58, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the period from April 28, 2010 to June 30, 2010, the period from January 1, 2010 to April 27, 2010 and for the six months ended June 30, 2009, $24, $15 and $76, respectively, of receivables were charged to bad debt expense.

Non-controlling Interests

Non-controlling interests of the Company as of June 30, 2010 represents the issued and outstanding OP Units not held by the Company. Non-controlling interests of the Predecessor as of December 31, 2009 represents equity interest of the Predecessor not owned by the controlling interest of the Predecessor.

Concentration of Risk:

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. At various times during the periods, the Company and ETP had deposits in excess of the FDIC insurance limit.

In each of the periods presented, one tenant accounted for more than 10% of revenues. In the six months ended June 30, 2010 and 2009, this tenant accounted for 21.7% (14.4% for the Company and 29.1% for the Predecessor) and 28.5% of total revenues, respectively. In the three months ended June 30, 2010 and 2009, this tenant accounted for 17.8% (14.4% for the Company and 32.7% for the Predecessor) and 27.0% of total revenues, respectively.

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

Earnings per Share:

Instruments granted in share-based payment transactions are considered participating securities prior to vesting and, therefore, are considered in computing basic earnings per share under the two-class method. The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. Basic earnings per share under the two-class method is calculated based on dividends declared on common shares and other participating securities (distributed earnings) and the rights of participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accruing during the period. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding participating securities. Basic earnings per share represents the summation of the distributed and undistributed earnings per share class divided by the total number of shares.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Through June 30, 2010, there were no dividends or distributions on any of the Company’s participating securities (including the OP Units). The calculation of diluted earnings per share for the period ended June 30, 2010 includes the outstanding OP Units and net loss attributable to non-controlling interests in the Operating Partnership has been added to net loss available to common stockholders.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

Period from April 28 to June 30, 2010
Basic earnings per share:
Net loss attributable to common stockholders	$(1,752)

Diluted earnings per share:
Net loss attributable to common stockholders	$(1,752)
Plus: net loss attributable to non-controlling interests of operating partnership	(72)

Net loss attributable to common stockholders and non-controlling interests of operating partnership	$(1,824)

Weighted-average common shares outstanding:
Basic and diluted	15,460,038

Basic and diluted earnings per share:
Net loss per share available to common stockholders, basic and diluted:	$(0.11)

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

Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company and the Predecessor calculate the fair value of financial instruments and includes this additional information in the notes to its combined financial statements when the fair value is different than the carrying value of those financial instruments.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The amendments in this update require, among other things, new disclosures and clarifications of existing disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements, further disaggregation of fair value measurement disclosures for each class of assets and liabilities, and additional details of valuation techniques and inputs utilized. The adoption of ASU No. 2010-06 did not have a material impact on ETP’s footnote disclosures.

3. Acquisitions

In addition to the real estate properties contributed by the Predecessor, the Company completed the following acquisitions by June 30, 2010 (the “2010 Acquisitions”) which were funded with proceeds of the Offering:

On May 12, 2010, the Company, through the Operating Partnership, completed the acquisition of 5000 South Hulen, an 86,838 square foot community shopping center located in Forth Worth, Texas, from Corrigan Hulen Joint Venture. The Operating Partnership acquired the property through its wholly owned subsidiary, Excel Hulen LLC. The purchase price, including closing costs, was $21,900 and consisted of approximately $7,700 in cash and the assumption of approximately $14,200 of debt (fair value of approximately $12,900).

On May 14, 2010, the Company, through the Operating Partnership, completed the acquisition of a 51,762 square foot single tenant grocery store leased to Jewel Food Stores, Inc. located in Morris, Illinois from Morris (EP ALEX), LLC. The Operating Partnership acquired the property through its wholly owned subsidiary, Excel Jewel LLC. The purchase price, including closing costs, was $8,200 and consisted of all cash.

On May 24, 2010, the Company, through the Operating Partnership, completed the acquisition of three 13,650 square feet single tenant properties leased to Walgreens. Two of these properties are located in Corbin, Kentucky and one is located in Barbourville, Kentucky and were acquired from MG&P Development Partnership. The Operating Partnership acquired these properties through its wholly owned subsidiaries, Excel North Corbin, LLC, Excel South Corbin, LLC and Excel Barbourville, LLC. The aggregate purchase price, including closing costs, of these properties was approximately $12,000 and consisted of all cash.

On May 28, 2010, the Company, through the Operating Partnership, completed the acquisition of a 53,411 square foot single tenant grocery store leased to Shop ‘n Save (SuperValu) located in Ballwin, Missouri from Twin Oaks-SNS, LLC. The Operating Partnership acquired the property through its wholly owned subsidiary, Excel Twin Oaks, LLC. The purchase price, including closing costs, was approximately $8,500 and consisted of all cash.

On June 17, 2010, the Company through the Operating Partnership, completed the acquisition of a 14,820 square feet single tenant property leased to Walgreens located in Beckley, West Virginia from MG&P Development Partnership. The Operating Partnership acquired the property through its wholly owned subsidiary, Excel Beckley, LLC. The aggregate purchase price, including closing costs, was approximately $7,200 and consisted of all cash.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

On June 22, 2010, the Company, through the Operating Partnership, completed the acquisition of a 171,069 square foot single tenant building leased to Lowe’s Home Centers, Inc. located in Shippensburg, Pennsylvania from Shippensburg Development, LLC. The Operating Partnership acquired the property through its wholly owned subsidiary, Excel Shippensburg, LLC. The purchase price, including closing costs, was approximately $17,600 and consisted of $3,300 of cash and the assumption of approximately $14,300 of debt.

On June 29, 2010, the Company, through the Operating Partnership, completed the acquisition of Plaza at Rockwall Phase I, a 332,989 square foot community shopping center located in Rockwall, Texas, from CNLRS Rockwall, L.P. Also acquired was Plaza at Rockwall Phase II, which is a 12.7 acre land parcel located adjacent to Plaza at Rockwall Phase I that is available for future development. The Operating Partnership acquired the properties through its wholly owned subsidiary, Excel Rockwall, LLC. The aggregate purchase price, including closing costs, for Plaza at Rockwall Phase I and Phase II, was approximately $40,800 and consisted of all cash.

On June 30, 2010, the Company, through the Operating Partnership, completed the acquisition of Merchant Central Shopping Center, a 45,013 square foot community shopping center located in Milledgeville, Georgia, from Milledgeville Fiddling Company, LLC. The Operating Partnership acquired the property through its wholly owned subsidiary, Excel Milledgeville, LLC. The purchase price, including closing costs, was approximately $6,100 and consisted of $1,400 of cash and the assumption of approximately $4,700 of debt (fair value of approximately $4,600).

Business Combinations

The following summary provides a preliminary allocation of purchase price for the above acquisitions. These allocations are estimates and subject to adjustment as allowed by GAAP.

	Plaza at Rockwall	5000 South Hulen	Lowe’s Shippensburg, PA	Other Property Acquisitions	2010 Acquisitions Total
Land	$15,752	$2,203	$6,827	$12,547	$37,329
Building	16,869	14,783	6,566	20,115	58,333
Site improvements	2,038	1,099	865	1,954	5,956
Tenant improvements	1,876	613	1,646	2,124	6,259
Lease intangible assets	6,374	2,484	1,702	4,987	15,547
Mortgage payable, net	—	(12,888)	(14,315)	(4,574)	(31,777)
Lease intangible liabilities	(2,138)	(509)	—	(59)	(2,706)

Real estate acquisitions	$40,771	$7,785	$3,291	$37,094	$88,941

The Company recorded revenues and net income for the period from April 28, 2010 to June 30, 2010 of approximately $688 related to the 2010 Acquisitions. The following unaudited pro forma information for the six months ended 2009 has been prepared to reflect the incremental effect of the 2010 Acquisitions as if such acquisitions had occurred on January 1, 2009. Pro forma information for the periods from January 1, 2010 to April 27, 2010 and April 28, 2010 to June 30, 2010 is impractical to determine as information for the properties is not available for these specific periods.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Six Months Ended June 30, 2009
Revenues	$7,704
Net income	$880

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
In-place leases, net of accumulated amortization of $2,498 and $2,245 as of June 30, 2010 and December 31, 2009, respectively, (with a weighted average remaining life of 114 and 41 months as of June 30, 2010 and December 31, 2009, respectively).	$9,642	$578

Above market leases, net of accumulated amortization of $891 and $850 as of June 30, 2010 and December 31, 2009, respectively, (with a weighted average remaining life of 137 and 10 months as of June 30, 2010 and December 31, 2009, respectively).	923	57

Leasing commissions, net of accumulated amortization of $1,045 and $944 as of June 30, 2010 and December 31, 2009, respectively, (with a weighted average remaining life of 176 and 57 months as of June 30, 2010 and December 31, 2009, respectively).	5,698	483

	$16,263	$1,118

Estimated amortization of lease intangible assets as of June 30, 2010 and for each of the next five years and thereafter is as follows:

Year	Amount
2010 (remaining six months)	$1,204
2011	2,032
2012	1,742
2013	1,529
2014	1,415
Thereafter	8,341

Total	$16,263

Amortization expense recorded on the lease intangible assets for the period from April 28, 2010 to June 30, 2010 was $248, for the period from January 1, 2010 to April 27, 2010 was $152 and for the six months ended June 30, 2009 was $443. Included in these amounts is $18, $22 and $35, respectively, of amortization recorded against rental income in the Company and ETP’s condensed combined statements of operations for above market leases.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Below market leases, net of accumulated amortization of $775 and $678 as of June 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 115 and 67 months as of June 30, 2010 and December 31, 2009, respectively).	$3,165	$555

	$3,165	$555

Amortization expense recorded on the lease intangible liabilities for the period from April 28, 2010 to June 30, 2010 was $46, for the period from January 1, 2010 to April 27, 2010 was $50 and for the six months ended June 30, 2009 was $162, which is recorded to rental income in the Company and ETP’s condensed combined statements of operations.

Estimated amortization of lease intangible liabilities as of June 30, 2010 and for each of the next five years and thereafter is as follows:

Year	Amount
2010 (remaining six months)	$220
2011	369
2012	364
2013	361
2014	353
Thereafter	1,498

Total	$3,165

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Mortgage Notes Payable, net

Mortgage notes payable at June 30, 2010 and December 31, 2009 consist of the following:

	Carrying Amount of Mortgage Notes		Interest Rate
Property Pledged as Collateral	June 30, 2010	December 31, 2009		Monthly Payment (1)	Maturity Date
Excel Centre(2)	$12,877	$12,989	6.08%	85	2014
Five Forks Place	5,325	5,408	5.50%	39	2013
Newport Towne Centre(3)	—	6,198	4.75%	35	2010
Red Rock Commons(4)	—	5,595	5.50%	56	2010
5000 South Hulen	14,202	—	5.60%	83	2017
Lowe’s, Shippensburg	14,315	—	7.20%	110	2031
Merchants Central Shopping Center	4,687	—	5.94%	30	2014

	$51,406	$30,190
Less: discount (5)	(1,410)	—

Mortgage notes payable, net	$49,996	$30,190

(1)	This represents the monthly payment of principal and interest at June 30, 2010.

(2)

Mr. Sabin’s interests in Excel Centre were pledged as collateral in connection with debt of affiliated entities. As part of the Formation Transactions. Mr. Sabin’s interests were exchanged for OP Units of the Operating Partnership which are subject to a security agreement relating to a personal loan. The lender has agreed to waive Mr. Sabin’s obligation to pledge his OP Units as security for this loan until the expiration of the twelve-month lock-up period contained in his contribution agreement. Upon the expiration of such twelve-month lock-up period, Mr. Sabin will be obligated to pledge his OP Units as security for this loan.

(3)

The loan was guaranteed by Mr. Sabin. The loan bore interest at a rate of LIBOR plus 3.25% at December 31, 2009 with a floor of 4.75% beginning February 1, 2010. The total interest rate was 3.50%, at December 31, 2009. The loan was repaid in conjunction with the Formation Transactions.

(4)

The acquisition of this land was financed with two loans: One was a $6,175 mortgage payable secured by the property and the other was a $1,192 unsecured loan guaranteed by Mr. Sabin. Both loans bore interest at a rate of LIBOR plus 1.60% and matured November 1, 2008. Upon maturity, an affiliate of Mr. Sabin advanced $1,128 to ETP to repay the unsecured loan. The new note matured in November 2009. It was guaranteed by Mr. Sabin. In 2009, this loan was paid down by $200 and the loan was extended to July 1, 2010. The new interest rate was the greater of prime + 1.0% or 5.5% (5.5% at December 31, 2009). This loan was repaid in connection with the Formation Transactions. In conjunction with the repayment, the lender discounted the loan by $500.

(5)	Represents the fair value adjustment on assumed debt on acquired properties.

Total interest cost capitalized for the six months ended June 30, 2010 and 2009 was $106 and $141, respectively.

The fair value of mortgage notes payable at June 30, 2010 and December 31, 2009 was $51,071 and $29,833, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

The Company’s mortgage debt matures as of June 30, 2010 and the next five years ending December 31 as follows:

Year Ending December 31,	Amount
2010 (remaining six months)	$473
2011	1,004
2012	1,063
2013	5,824
2014	16,984
2015	654
Thereafter	25,404

$51,406

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Equity

The Company issued 15,000,000 shares in conjunction with the Offering resulting in net proceeds of approximately $194,700 after deducting the underwriters’ discount and commissions and offering expenses. In conjunction with the Formation transaction, the Company also issued 507,993 shares of common stock and 641,062 of OP Units. In 2010, the Company issued restricted stock awards to senior executives and directors totaling 155,338 shares of common stock which are included in the total shares of common stock outstanding as of June 30, 2010. There were no dividends or distributions made since the Offering to holders of common shares or OP Units.

Consolidated net income is reported in the Company’s condensed consolidated financial statements at amounts that include the amounts attributable to both the common stockholders and the non-controlling interests. In conjunction with the Formation Transactions, certain interests in the Predecessor were contributed in exchange for OP Units. OP Units not held by the Company are reflected as non-controlling interest in the Company’s condensed consolidated financial statements. OP Units not held by the Company have redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer, which have been further evaluated to determine whether temporary or permanent equity classification on the balance sheet is appropriate. Since the OP Units comprising the non-controlling interests contain such a provision, including the requirement to settle in unregistered shares, the Company has evaluated and concluded that the OP Units meet the requirements to qualify for presentation as permanent equity.

The following table shows the ownership interests in the Operating Partnership:

	June 30, 2010
	Partnership Units	Percentage of Total
Excel Trust, Inc.	15,663,331	96.1%
Noncontrolling interest consisting of:
OP Units	641,062	3.9%

Total	16,304,393	100.0%

A charge is recorded each period in the consolidated statements of income for the non-controlling interests’ proportionate share of the Company’s net income. An additional adjustment is made each period such that the carrying value of the non-controlling interests equals the greater of (1) the non-controlling interests’ proportionate share of equity as of the period end or (2) the redemption value of the non-controlling interests as of the period end, if such interests are classified as temporary equity.

2010 Equity Incentive Award Plan

The Company has established the 2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (the “2010 Plan”), pursuant to which the Company’s Board of Directors or a committee of its independent directors may make grants of stock options, restricted stock, stock appreciation rights and other stock-based awards to its non-employee directors, employees and consultants. The maximum number of shares of the Company’s common stock that may be issued pursuant to the 2010 Plan is 1,350,000.

On April 23, 2010, 126,766 shares of restricted common stock were issued to certain of the Company’s senior management. These shares vest over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in equal quarterly installments thereafter. On April 23, 2010, 28,572 shares of restricted common stock were issued to members of the Company’s Board of Directors. These shares vest pro-rata over four years in monthly installments.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Shares of the Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent or the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Company’s restricted common stock have full voting rights and rights to dividends. During the period from April 28, 2010 to June 30, 2010, the Company recognized compensation expense of $96 related to the restricted common stock grants, ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures in 2010. Stock compensation expense is included in general and administrative in the Company’s accompanying condensed consolidated statements of operations.

As of June 30, 2010, there was $1,970 of total unrecognized compensation expense related to the non-vested shares of the Company’s restricted common stock. As of June 30, 2010, this expense is expected to be recognized over a remaining period of 3.7 years.

	Number of Nonvested Shares of Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance - January 1, 2010	—	$—
Granted - April 23, 2010	155,338	$13.30
Vested	1,191	$13.30

Balance - June 30, 2010	154,147	$13.30

Expected to vest - June 30, 2010	154,147	$13.30

8. Related Party Transactions

Prior to the Offering, Excel Realty Holdings, LLC, a company wholly-owned by Mr. Sabin (“ERH”), managed operations of ETP under various management agreements. Fees paid to ERH for property management services were $43 from January 1, 2010 to April 22, 2010 and $65 in the six month ended June 30, 2009.

At December 31, 2009, there were $1,216 of net payables due to Mr. Sabin’s affiliates for net advances made to ETP for certain mortgage debt repayments and other capital items. This balance was included in due to owner in the accompanying condensed combined balance sheet. In conjunction to the Formation Transactions, this payable was repaid.

Subsequent to the Offering, many of the employees of ERH became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. In the period ended June 30, 2010, $34 was reimbursed to the Company from ERH and included in other income to the consolidated statements of operations.

9. Income Taxes

The Company intends to elect to be taxed as a REIT under the Code commencing with its taxable year ending December 31, 2010. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including the requirement that it distribute currently at least 90% of its REIT taxable income to its stockholders. It is the Company’s intention to comply with these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal, state or local income taxes on income it distributes currently (in accordance with the Code and applicable regulations) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, properties and operations and to federal income and excise taxes on its taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

ETP’s real estate entities were partnerships and limited liability companies. Under applicable federal and state income tax rules, the allocated share of net income or loss from partnerships and limited liability companies is reportable in the income tax returns of the partners and members. Accordingly, no income tax provision is included in the accompanying condensed combined financial statements of the Predecessor.

10. Commitments and Contingencies

Litigation:

The Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against it which if determined unfavorably, would have a material adverse effect on its condensed combined financial position, results of operations or cash flows.

Environmental Matters:

The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at its properties, the Company is not currently aware of any environmental liability with respect to its properties that would have a material effect on its condensed combined financial position, results of operations or cash flows. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that it believes would require additional disclosure or the recording of a loss contingency.

Other

The Company’s other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In management’s opinion, these matters are not expected to have a material adverse effect on its condensed combined financial position, results of operations or cash flows.

11. Segment Disclosure

The Company and ETP’s reportable segments consist of the two types of commercial real estate properties for which management internally evaluates operating performance and financial results: Office Properties and Retail Properties. The Company was formed for the primary purpose of owning and operating Retail Properties. As such, administrative costs after the Offering are shown under the Retail Property segment. Retail Properties also includes undeveloped land which the Company may develop into a retail property.

The Company and ETP evaluate the performance of the segments based upon property net operating income. “Property Net Operating Income” is defined as operating revenues (rental revenue and tenant recoveries) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses) and general and administrative expenses and excludes other non-property income, interest expense, depreciation and amortization. There is no intersegment activity.

The following tables reconcile the Company and ETP’s segment activity to their combined results of operations and financial position for the periods from (1) April 28, 2010 to June 30, 2010, April 1, 2010 to April 27, 2010 and the three months ended June 30, 2009 and (2) the period from January 1, 2010 to April 27, 2010 and the six months ended June 30, 2009.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Period from April 28, 2010 to June 30, 2010	For the Period from April 1, 2010 to April 27, 2010	For the Three Months Ended June 30, 2009
Office Properties:
Total revenues	$601	$223	$823
Property operating expenses	108	57	137
General and administrative costs	—	—	9

Property net operating income, as defined	493	166	677
Depreciation and amortization	221	53	275
Interest expense	137	67	207
Interest income	—	—	—

Net income	$135	$46	$195

Retail Properties:
Total revenues	$978	$125	$444
Property operating expenses	137	34	138
General and administrative costs	2,136	2	5

Property net operating (loss) income, as defined	(1,295)	89	301
Depreciation and amortization	525	29	186
Interest expense	213	54	121
Interest income	74	—	1

Net (loss) income	$(1,959)	$6	$(5)

Total Reportable Segments:
Total revenues	$1,579	$348	$1,267
Property operating expenses	245	91	275
General and administrative expenses including offering costs	2,136	2	14

Property net operating (loss) income, as defined	(802)	255	978
Depreciation and amortization	746	82	461
Interest expense	350	121	328
Interest income	74		1

Net (loss) income	(1,824)	52	190
Reconciliation to Combined Net Income Attributable to Controlling Interest:
Total net (loss) income for reportable segments	(1,824)	52	190
Net income attributable to non-controlling interests	(72)	197	—

Net (loss) income attributable to common shares or controlling interest	$(1,752)	$(145)	$190

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Period from April 28, 2010 to June 30, 2010	For the Period from January 1, 2010 to April 27, 2010	For the Six Months Ended June 30, 2009
Office Properties:
Total revenues	$601	$1,021	$1,465
Property operating expenses	108	212	296
Administrative and miscellaneous	—	5	23

Property net operating income, as defined	493	804	1,146
Depreciation and amortization	221	326	444
Interest expense	137	269	412
Interest income	—	—	—

Net income	$135	$209	$290

Retail Properties:
Total revenues	$978	$547	$932
Property operating expenses	137	167	300
General and administrative costs including organizational costs	2,136	3	17

Property net operating (loss) income, as defined	(1,295)	377	615
Depreciation and amortization	525	216	710
Interest expense	213	214	243
Interest income	74	—	3

Net (loss) income	$(1,959)	$(53)	$(335)

Total Reportable Segments:
Total revenues	$1,579	$1,568	$2,397
Property operating expenses	245	379	602
General and administrative expenses including offering costs	2,136	8	35

Property net operating (loss) income, as defined	(802)	1,181	1,760
Depreciation and amortization	746	542	1,154
Interest expense	350	483	655
Interest income	74	—	3

Net (loss) income	(1,824)	156	(46)
Reconciliation to Combined Net Income Attributable to Controlling Interest:
Total net (loss) income for reportable segments	(1,824)	156	(46)
Net income attributable to non-controlling interests	(72)	290	—

Net (loss) income attributable to common shares or controlling interest	$(1,752)	$(134)	$(46)

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Office Properties:
Total assets	$16,461	$17,163
Retail Properties:
Total assets	243,128	28,293

Total Reportable Segments & Combined Assets:
Total assets	$259,589	$45,456

12. Subsequent Events

On July 8, 2010, the Company and the Operating Partnership entered into an unsecured revolving credit facility (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility of up to $125,000, which includes a $20,000 swingline sub-facility and a $30,000 letter of credit sub-facility. The Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $275,000 to a total of $400,000, subject to receipt of lender commitments and other conditions precedent. The maturity date is July 7, 2013 and can be extended for one year at the Company’s option.

The revolving credit facility bears interest at the rate of LIBOR plus a margin of 275 basis points to 375 basis points, depending on the Company’s leverage ratio, provided that in no event shall LIBOR be deemed to be less than 1.50%. The Company will also pay a 0.45% fee for any unused portion of the revolving credit facility.

On July 20, 2010, the Company, through the Operating Partnership, completed the acquisition of a 45,215 square foot shopping center located in St. Mary’s, Georgia from FWB, LLC and RFK, LLC. The Operating Partnership acquired the property through its wholly owned subsidiary, Excel St. Mary’s LLC. The purchase price, including closing costs, was approximately $6,600 and consisted of $3,100 in cash and the assumption of an existing loan of $3,500. The loan bears interest at 7.10% and matures in October 2011.

The Company will account for the acquisition as a business combination. Under business combination accounting, the assets and liabilities of acquired properties will be recorded as of the acquisition date, at their respective fair values, and consolidated in the Company’s financial statements. As of the date of this report, the initial accounting for the acquisition is incomplete and thus the disclosures related to supplemental pro forma information and amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed have not been provided.

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

On April 28, 2010, we completed the Offering of our common stock. We and the Operating Partnership, for which we are the sole general partner, engaged in the Formation Transactions. The Formation Transactions were designed to (1) continue the operations of four properties that were contributed by related parties, (2) enable us to raise the necessary capital to acquire increased interests in certain of the properties, (3) provide capital for future acquisitions, (4) fund certain development costs at our development property, (5) establish a capital reserve for general corporate purposes and (6) fund future joint venture capital commitments. The exchange of entities or interests therein for shares of our common stock and OP Units will be accounted for as a reorganization of entities under common control, and accordingly, the related assets and liabilities will be reflected at their historical cost basis. We were organized as a Maryland corporation on December 15, 2009 and intend to elect to be taxed as a REIT beginning with our taxable year ending December 31, 2010.

Our operations are carried on primarily through our Operating Partnership. Pursuant to contribution agreements, we and the Operating Partnership received a contribution of interests in four properties as well as the property management, leasing and real estate development operations of the properties in exchange for the issuance of shares of our common stock or OP Units and/or the payment of cash to the contributors and the assumption of debt and other specified liabilities.

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

New Accounting Standards

See the Note 2 to the condensed consolidated and combined financial statements included elsewhere herein for disclosure of new accounting standards.

Results of Operations

We operate through two reportable business segments: retail properties and commercial office properties. The commercial office segment consists of one property, Excel Centre, with a total of 82,157 leasable square feet. Our Predecessor has owned and operated Excel Centre since 2004. All of our other properties are reported in the retail segment. At June 30, 2010, we owned twelve retail operating properties with a total of 918,143 leasable square feet.

We evaluate the performance of our segments based upon property net operating income. “Property Net Operating Income” is defined as total revenues (rental revenue and tenant recoveries) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses) and general and administrative expenses. We also evaluate interest expense, interest income and depreciation and amortization by segment.

You should read the following discussion in conjunction with the segment information disclosed in Note 11 to our condensed consolidated and combined financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the three month and six month periods ended June 30, 2010 and 2009 include the combination of the Predecessor properties for the period prior to the Offering. Management believes this information provides for the most meaningful comparison as the historical cost of the Predecessor properties were carried over the Company at historical cost subsequent to the Offering and therefore, results of operations for such properties would be comparable for those periods. However, our results of operations for the three and six month periods ended June 30, 2010 and 2009 may not be indicative of our future results of operations.

Retail Properties

In the three months ended June 30, 2010, we acquired ten retail operating properties for a total of approximately $122.3 million, consisting of $89.1 million of cash and the assumption of $31.8 million of debt. We used cash from the proceeds of the Offering to acquire these properties. The following is a comparison, for the three and six months ended June 30, 2010 and 2009, of the retail property segment combined operating results of the Company and our Predecessor.

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

Total revenues, which include rental revenues and tenant recoveries including insurance, property taxes and other operating expenses paid by tenants, increased by $659,000, or 148.4%, to $1.1 million (comprised of $978,000 for the Company and $125,000 for the Predecessor) for the three months ended June 30, 2010 compared to $444,000 for the three months ended June 30, 2009. The increase was directly related to the acquisition of the ten retail properties we acquired since the completion of the Offering.

Property operating expenses, which include maintenance and repair expenses, real estate taxes, management fees and other operating expenses including bad debts, increased by $33,000, or 23.9%, to $171,000 (comprised of $137,000 for the Company and $34,000 for the Predecessor) for the three months ended June 30, 2010 compared to $138,000 for the three months ended June 30, 2009. Seven of the properties we acquired are under triple-net leases whereby the tenant pays for all the operating expenses. The increase primarily related to the three operating retail properties we acquired that are not under triple-net leases.

General and administrative expenses were $2.1 million ($2,000 was for the Predecessor) for the three months ended June 30, 2010 compared to $5,000 for the three months ended June 30, 2009. General and administrative expenses in the three months ended June 30, 2010 primarily relate to our operations since the completion of the Offering, and include salaries and other costs incurred to operate as a public company. Related to the preparation of the Offering, we incurred expenses of approximately $1.0 million related to the audits, legal and other various costs that were recognized at the Offering date. Prior to the Offering, there were no general and administrative expenses included in the Predecessor’s results of operations other than those that were directly related to the properties contributed to us by the Predecessor.

Depreciation and amortization expense increased $368,000, or 197.8%, to $554,000 (comprised of $525,000 for the Company and $29,000 for the Predecessor) for the three months ended June 30, 2010 compared to $186,000 for the three months June 30, 2009. The increase was directly related to the acquisition of the ten retail properties we acquired since the completion of the Offering.

Interest expense increased $146,000, or 120.7%, to $267,000 (comprised of $213,000 for the Company and $54,000 for the Predecessor) for the three months ended June 30, 2010 compared to $121,000 for the three months ended June 30, 2009. The increase was primarily attributable the additional mortgage debt we assumed as part of our acquisitions which was more than the decrease in interest expense from mortgages repaid as part of the Formation transactions.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Total revenues, which include rental revenues and tenant recoveries including insurance, property taxes and other operating expenses paid by tenants, increased by $593,000, or 63.6%, to $1.5 million (comprised of $978,000 for the Company and $547,000 for the Predecessor) for the six months ended June 30, 2010 compared to $932,000 for the six months ended June 30, 2009. The increase was directly related to the acquisition of the retail properties we acquired since the completion of the Offering.

Property operating expenses, which include maintenance and repair expenses, real estate taxes, management fees and other operating expenses including bad debts, increased by $4,000, or 1.3%, to $304,000 (comprised of $137,000 for the Company and $167,000 for the Predecessor) for the six months ended June 30, 2010 compared to $300,000 for the six months ended June 30, 2009. Seven of the properties we acquired are under triple-net leases whereby the tenant pays for all the operating expenses. There was an increase primarily related to the three operating retail properties we acquired that are not under triple-net leases. This was offset by additional bad debt reserves at Newport Towne Center for delinquent tenants in the prior year.

General and administrative expenses were $2.1 million ($3,000 was for the Predecessor) for the six months ended June 30, 2010 compared to $17,000 for the six months ended June 30, 2009. General and administrative expenses in the six months ended June 30, 2010 primarily relate to our operations since the completion of the Offering, and include salaries and other costs incurred to operate as a public company. Related to the preparation of the Offering, we incurred approximately $1.0 million related to the audits, legal and other various costs that were recognized at the Offering date. Prior to the Offering, there were no general and administrative expenses included in the Predecessor’s results of operations other than those that were directly related to the properties contributed to us by the Predecessor.

Depreciation and amortization expense increased $30,000, or 4.2%, to $741,000 (comprised of $525,000 for the Company and $216,000 for the Predecessor) for the six months ended June 30, 2010 compared to $711,000 for the six months June 30, 2009. The increase was directly related to the acquisition of the ten retail properties we acquired since the completion of the Offering. The increase was offset partially from Goody’s Family Clothing vacating their space at Newport Towne Center in 2009, which caused the Predecessor to depreciate the remaining tangible and intangible assets related to this tenant.

Interest expense increased $185,000, or 76.4%, to $427,000 (comprised of $213,000 for the Company and $214,000 for the Predecessor) for the six months ended June 30, 2010 compared to $242,000 for the six months ended June 30, 2009. The increase was primarily attributable the additional mortgage debt we assumed as part of our acquisitions which was more than the decrease in interest expense from mortgages repaid as part of the Formation transactions.

Commercial Office Properties

The following is a comparison, for the three and six months ended June 30, 2010 and 2009, of the commercial office property segment combined operating results of the Company and our Predecessor.

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

Total revenues increased by $1,000, or less than 1%, to $824,000 (comprised of $601,000 for the Company and $223,000 for the Predecessor) for the three months ended June 30, 2010 compared to $823,000 for the three months ended June 30, 2009 as there were no significant changes in tenants or rents.

Property operating expenses increased $28,000, or 20.4%, to $165,000 (comprised of $108,000 for the Company and $57,000 for the Predecessor) for the three months ended June 30, 2010 compared to $137,000 for the three months ended June 30, 2009. The increases related to supplemental property taxes in 2010 related to Kaiser Permanente’s tenant improvements in 2009, and general maintenance expenses incurred in the three months ended June 30, 2010 that were not incurred in the three months ended June 30, 2009.

General and administrative expenses were $0 for the three months ended June 30, 2010 compared to $9,000 in the three months ended June 30, 2009 as there were expenses incurred in 2009 relating to Kaiser Permanente’s occupancy at Excel Centre that were not incurred in 2010.

Depreciation and amortization expense was relatively stable in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 as there were no significant changes in tenants.

Interest expense decreased $3,000, or 1.4%, to $204,000 (comprised of $137,000 for the Company and $67,000 for the Predecessor) for the three months ended June 30, 2010 compared to $207,000 for the three months ended June 30, 2009. The decrease was attributable to a decline in principal outstanding.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Total revenues increased by $157,000, or 10.7% to $1.6 million (comprised of $601,000 for the Company and $1.0 million for the Predecessor) for the six months ended June 30, 2010 compared to $1.5 million for the six months ended June 30, 2009. The increase resulted from the leasing of a vacant space at Excel Centre in March 2009 to Kaiser Permanente.

Property operating expenses increased $24,000, or 8.1%, to $320,000 (comprised of $108,000 for the Company and $212,000 for the Predecessor) for the six months ended June 30, 2010 compared to $296,000 for the six months ended June 30, 2009. The increases related to supplemental property taxes in 2010 related to Kaiser Permanente’s tenant improvements and general maintenance expenses incurred in the six months ended June 30, 2010 that were not incurred in the six months ended June 30, 2009.

General and administrative expenses were $5,000 (all from the Predecessor) for the six months ended June 30, 2010 compared to $23,000 in the six months ended June 30, 2009 as there were expenses incurred in 2009 relating to Kaiser Permanente’s occupancy at Excel Centre that were not incurred in 2010.

Depreciation and amortization expense increased $103,000, or 23.2%, to $547,000 (comprised of $221,000 for the Company and $326,000 for the Predecessor) for the six months ended June 30, 2010 compared to $444,000 for the six months ended June 30, 2009. The increase resulted from additional depreciation of tenant improvements added in the first quarter of 2009 related to Kaiser Permanente.

Interest expense decreased $6,000, or 1.5%, to $406,000 (comprised of $137,000 for the Company and $269,000 for the Predecessor) for the six months ended June 30, 2010 compared to $412,000 for the six months ended June 30, 2009. The decrease was attributable to a decline in principal outstanding.

Cash Flows

The following is a comparison, for the six months ended June 30, 2010 and 2009, of the combined cash flows of the Company and our Predecessor.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Cash and cash equivalents were $91.2 million and $420,000, respectively, at June 30, 2010 and 2009. The increase was primarily the result of the completion of the Offering.

Net cash provided by operating activities decreased $3.9 million to $605,000 (comprised of $304,000 for the Company and $301,000 for the Predecessor) for the six months ended June 30, 2010 compared to $4.5 million for the six months ended June 30, 2009. The decrease was due to a net loss of $1.7 million for the six months ended June 30, 2010 compared to a net loss of $46,000 in the six months ended June 30, 2009 and an increase in deferred rents related to Kaiser Permanente in 2009.

Net cash used in investing activities increased $84.7 million to $89.4 million (comprised of $89.2 million for the Company and $238,000 for the Predecessor) for the six months ended June 30, 2010 compared to $4.7 million for the six months ended June 30, 2009. The increase was primarily the result of $89.1 million of cash used for property acquisitions, development and property improvements in 2010.

Net cash provided by financing activities increased by $179.3 million to $179.4 million (comprised of $180.1 million for the Company and $724,000 used for the Predecessor) for the six months ended June 30, 2010 from $84,000 of cash provided in the six months ended June 30, 2009. The increase was primarily due to $194.7 million in net proceeds raised from the Offering. These were partially offset by $11.2 million in mortgage debt repayments, $1.3 million repaid in owner advances to our Predecessor and $1.8 million paid to buy certain non-controlling interests in the Excel Centre office building.

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

The following table presents a reconciliation of our FFO for the periods presented (in thousands):

	For the Period from	For the Six Months Ended		For the Three Months Ended
	April 28, 2010 to June 30, 2010	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net (loss) income attributable to stockholders or controlling interests of the Predecessor	$(1,752)	$(1,886)	$(46)	$(1,897)	$190
Adjustments:
Real estate depreciation and amortization	746	1,288	1,154	828	461

Funds from operations	$(1,006)	$(598)	$1,108	$(1,069)	$651

Liquidity and Capital Resources

On April 28, 2010, we completed the Offering of our common stock. Net proceeds for the Operating Partnership were approximately $194.7 million, which were partially used to acquire real estate, pay for the Formation Transactions and for general corporate and working capital purposes. At June 30, 2010, we had $91.2 million of cash and cash equivalents on hand. We intend to use these funds for future acquisitions, to fund certain development costs at our development property and to establish a capital reserve for general corporate purposes.

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

Our long –term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, renovations, expansions, capital commitments, construction obligations and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions and developments of properties that we pursue.

We intend to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses and fund regular distributions once we are able to invest the remaining proceeds from the Offering. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by indebtedness, long-term secured and unsecured indebtedness and the use of net proceeds from the disposition of non-strategic assets. In addition, we may, from time to time, offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

On July 8, 2010, we entered into an unsecured revolving credit facility with Wells Fargo Securities, LLC and KeyBanc Capital Markets, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Administrative Agent, KeyBank National Association, as Syndication Agent, PNC Capital Markets, LLC and U.S. Bank National Association, as Documentation Agents, and certain other lenders (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility of up to $125.0 million, which includes a $20.0 million swingline subfacility and a $30.0 million letter of credit subfacility. We have the ability from time to time to increase the size of the revolving credit facility by up to an additional $275.0 million to a total of $400.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is July 7, 2013 and can be extended for one year at our option.

The revolving credit facility bears interest at the rate of LIBOR plus a margin of 275 basis points to 375 basis points, depending on our leverage ratio, provided that in no event shall LIBOR be deemed to be less than 1.50%. We also pay a 0.45% fee for any unused portion of the revolving credit facility.

Our ability to borrow funds under the Credit Agreement, and the amount of funds available under the Credit Agreement at any one time, are subject to our meeting borrowing base requirements. Our unencumbered properties currently do not generate enough net operating income, as defined by the Credit Agreement, to satisfy the minimum borrowing base requirements, and thus are not able to access any funds under the Credit Agreement, but we expect to satisfy such requirements and have access to funds by the end of this year. The amount of funds we can borrow is determined by the net operating income of our unencumbered assets that will comprise the borrowing base. We will also be subject to ongoing compliance with a number of customary restrictive covenants, including:

•

a maximum leverage ratio (defined as total liabilities to total asset value) of 0.50 : 1.00, provided, however, that on the date, and at all times during the period, that we establish a borrowing base of at least 15 properties with a value of at least $125.0 million, the maximum leverage ratio will be 0.55 : 1.00,

•

a minimum fixed charge coverage ratio (defined as adjusted earnings before interest, taxes, depreciation and amortization to fixed charges) of 1.75 : 1.00 as of the end of each fiscal quarter ending on or after June 30, 2011, unless our liquidity is less than $40.0 million prior to that time, in which case the ratio would be 1.45 : 1.00 as of the end of each fiscal quarter ending 90 days thereafter and 1.60 : 1.00 as of the end of each fiscal quarter ending 180 days thereafter,

•	a maximum secured indebtedness ratio (defined as secured indebtedness to total asset value) of 0.35 : 1.00,

•	a maximum unencumbered leverage ratio (defined as unsecured indebtedness to unencumbered asset value) of 0.55 : 1.00,

•	a minimum unencumbered interest coverage ratio (defined as unencumbered net operating income to unsecured interest expense) of 2.00 : 1.00, and

•	a minimum tangible net worth equal to approximately $169.0 million plus 80% of the net proceeds of any additional equity issuances.

Under the Credit Agreement, our cash dividends may not exceed the greater of (1)(a) during the period from October 1, 2010 to June 30, 2011, 110% of our funds from operations, and (b) beginning on July 1, 2011, 95% of our funds from operations, and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.

As of June 30, 2010, our ratio of debt-to-gross undepreciated asset value was approximately 22.2%. However, our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and our Board of Directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the limit described above.

Commitments and Contingencies

The following table outlines the timing of our required payments (dollars in thousands) related to our indebtedness as of June 30, 2010, all of which is subject to fixed interest rates:

	Payments by Period
	2010	2011-2012	2013-2014	Thereafter	Total
Principal payments—fixed rate debt	$473	$2,067	$22,808	$26,058	$51,406
Interest payments—fixed rate debt	1,602	6,236	5,011	10,980	23,829

	$2,075	$8,303	$27,819	$37,038	$75,235

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

All of our mortgage debt bears fixed interest rates at June 30, 2010, and as of June 30, 2010, we had no variable rate debt outstanding. The fair value of mortgage notes payable at June 30, 2010 was approximately $51.1 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $2.5 million at June 30, 2010. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $2.7 million at June 30, 2010.

On July 8, 2010, we entered into a $125.0 million revolving credit facility. The revolving credit facility bears interest at the rate of LIBOR plus a margin of 275 basis points to 375 basis points, depending on our leverage ratio, provided that in no event shall LIBOR be deemed to be less than 1.50%. Any increase in LIBOR would increase the interest we incur for amounts drawn under this revolving credit facility, if any, and would reduce our cash flows.

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

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

On April 22, 2010, our registration statement on Form S-11 (File No. 333-164031) relating to the Offering was declared effective by the Securities and Exchange Commission. The Offering consisted of the issuance of 15,000,000 common shares at a public offering price of $14 per share. Net proceeds after (1) underwriting discounts and commissions of approximately $13.1 million and (2) offering expenses of approximately $2.2 million were approximately $194.7 million. Additionally, we estimate that there were approximately $1.0 million of expenses associated with our Formation Transactions. The Offering has been completed and we contributed the net proceeds from the Offering to the Operating Partnership. Since the completion of the Offering and as of June 30, 2010, in addition to the properties acquired from our Predecessor, we have acquired ten retail operating properties for a total of approximately $122.3 million, consisting of $89.1 million of cash and the assumption of $31.8 million of debt. See Note 3 to our condensed combined financial statements included herein. We used cash from the proceeds of the Offering to acquire these properties. All of the foregoing underwriting discounts and commissions, expenses and property purchases consisted of direct or indirect payments to persons other than: (1) our directors, officers or any of their associates, (2) persons owning ten percent or more of our common stock or (3) our affiliates.

In addition, following the completion of the Offering, we repurchased for $1,000 in cash the 1,000 shares of our common stock that were issued to Mr. Sabin in connection with our formation in order to provide our initial capitalization in December 2009. The repurchase was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Credit Agreement, dated July 8, 2010, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc. , as Parent, Wells Fargo Securities, LLC and KeyBanc Capital Markets, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Administrative Agent, KeyBank National Association, as Syndication Agent, PNC Capital Markets, LLC and U.S. Bank National Association as Documentation Agents, and certain other lenders party thereto. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCEL TRUST, INC.

By:	/S/ GARY B. SABIN
Gary B. Sabin
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JAMES Y. NAKAGAWA
James Y. Nakagawa
Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Credit Agreement, dated July 8, 2010, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc. , as Parent, Wells Fargo Securities, LLC and KeyBanc Capital Markets, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Administrative Agent, KeyBank National Association, as Syndication Agent, PNC Capital Markets, LLC and U.S. Bank National Association as Documentation Agents, and certain other lenders party thereto. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2010.