Form 10-Q
period 2010-09-30
Excel Trust, Inc.
filed 2010-11-12
CIK 1478950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares outstanding as of November 12, 2010 of the registrant’s common stock, $0.01 par value per share: 15,663,331 shares

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I	Financial Information

Item 1.	Financial Statements (unaudited)	3

	Condensed Consolidated and Combined Balance Sheets of Excel Trust, Inc. and Excel Trust Inc. Predecessor as of September 30, 2010 and December 31, 2009, respectively	3

	Condensed Consolidated and Combined Statements of Operations of Excel Trust, Inc. for the three months ended September 30, 2010 and Excel Trust, Inc. Predecessor for the three months ended September 30, 2009	4

	Condensed Consolidated and Combined Statements of Operations of Excel Trust, Inc. for the period from April 28, 2010 to September 30, 2010 and Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010 and the nine months ended September 30, 2009	5

	Condensed Consolidated and Combined Statements of Equity of Excel Trust, Inc. for the period from April 28, 2010 to September 30, 2010 and Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010 and the nine months ended September 30, 2009	6

	Condensed Consolidated and Combined Statements of Cash Flows or Excel Trust, Inc. and Excel Trust, Inc. Predecessor for the period from April 28, 2010 to September 30, 2010 and Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010 and the nine months ended September 30, 2009	7

	Notes to Condensed Consolidated and Combined Financial Statements of Excel Trust, Inc. and Excel Trust, Inc. Predecessor	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II	Other Information	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Reserved	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		30

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	The Company	The Predecessor
	September 30, 2010	December 31, 2009
ASSETS:

Property:
Land	$68,889	$15,300
Buildings	112,717	20,538
Site improvements	10,193	2,445
Tenant improvements	14,201	6,629
Construction in progress	1,869	1,438
Less accumulated depreciation	(6,501)	(4,481)

Property, net	201,368	41,869
Cash and cash equivalents	57,862	661
Restricted cash	26,683	524
Tenant receivables, net	1,247	97
Lease intangibles, net	26,274	1,118
Deferred rent receivable	822	583
Other assets	3,974	604

Total assets	$318,230	$45,456

LIABILITIES AND EQUITY:

Liabilities:
Mortgages payable, net	$69,469	$30,190
Notes payable	35,000	—
Accounts payable and other liabilities	10,119	3,973
Lease intangibles, net	4,034	555
Dividends/distributions payable	1,304	—
Due to owner	—	1,216

Total liabilities	119,926	35,934

Commitments and contingencies
Equity:

Stockholders’ equity and owner’s equity
Common stock, $.01 par value, 200,000,000 shares authorized; 15,663,331 shares issued and outstanding	156	—
Additional paid-in capital	193,203	—
Accumulated deficit	(2,852)	—

Total stockholders’ equity	190,507	—

Owner’s equity	—	8,622
Non-controlling interests	7,797	900

Total equity	198,304	9,522

Total liabilities and equity	$318,230	$45,456

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	The Company	The Predecessor
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
REVENUES:
Rental revenue	$4,660	$1,255
Tenant recoveries	559	92
Other income	52	—

Total revenues	5,271	1,347

Expenses:
Maintenance and repairs	164	65
Real estate taxes	705	74
Management fees	39	32
Other operating expenses	186	196
General and administrative	1,885	8
Depreciation and amortization	2,248	457

Total expenses	5,227	832

Net operating income	44	515

Interest expense	(1,273)	(368)
Interest income	84	—

Net (loss) income	(1,145)	147
Non-controlling interest	(45)	—

Net (loss) income attributable to the common stockholders and controlling interest	$(1,100)	$147

Basic and diluted loss per share	$(0.07)

Weighted-average common shares outstanding - basic and diluted	15,510

Dividends declared per common share	$0.08

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	The Company	The Predecessor	The Predecessor
	Period from April 28, 2010 to September 30, 2010	Period January 1, 2010 to April 27, 2010	Nine Months Ended September 30, 2009
REVENUES:
Rental revenue	$6,113	$1,455	$3,498
Tenant recoveries	651	113	246
Other income	86	—	—

Total revenues	6,850	1,568	3,744

Expenses:
Maintenance and repairs	220	98	176
Real estate taxes	825	140	291
Management fees	42	43	97
Other operating expenses	252	98	405
General and administrative	4,021	8	43
Depreciation and amortization	2,994	542	1,611

Total expenses	8,354	929	2,623

Net operating (loss) income	(1,504)	639	1,121

Interest expense	(1,623)	(483)	(1,023)
Interest income	158	—	3

Net (loss) income	(2,969)	156	101
Non-controlling interests	(117)	290	—

Net (loss) income attributable to the common stockholders and controlling interest	$(2,852)	$(134)	$101

Basic and diluted loss per share	$(0.18)

Weighted-average common shares outstanding - basic and diluted	15,509

Dividends declared per common share	$0.08

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

The Predecessor

	Total Owner’s Equity	Non-controlling Interests	Total Equity
Balance January 1, 2009	$7,930	$756	$8,686
Contributions	306	64	370
Distributions	(508)	—	(508)
Net income	101	—	101

Balance September 30, 2009	$7,829	$820	$8,649

	Total Owner’s Equity	Non-controlling Interests	Total Equity
Balance January 1, 2010	$8,622	$900	$9,522
Contributions	316	63	379
Distributions	(707)	(290)	(997)
Net (loss) income	(134)	290	156

Balance April 27, 2010	$8,097	$963	$9,060

The Company

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Owner’s Equity	Total Equity
Balance at April 28, 2010	—	$—	$—	$—	$—	$963	$8,097	$9,060
Issuance of common stock	15,000,000	150	209,850	—	210,000	—		210,000
Offering costs	—	—	(15,398)		(15,398)	—	—	(15,398)
Initial contribution and acquisition of Predecessor interests:
Exchange of Predecessor equity for Company common stock	454,008	4	8,507	—	8,511	—	(8,097)	414
Exchange of Predecessor non-controlling interest for Company common stock	53,985	—	1,049	—	1,049	(963)	—	86
Predecessor non-controlling interests purchased	—	—	(1,812)	—	(1,812)	—	—	(1,812)
Adjustment for non-controlling interest	—	—	(7,965)	—	(7,965)	7,965	—	—
Issuance of restricted common stock awards	155,338	2	(2)	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	227	—	227	—	—	227
Dividends/distributions	—	—	(1,253)	—	(1,253)	(51)		(1,304)
Net loss	—	—	—	(2,852)	(2,852)	(117)	—	(2,969)

Balance at September 30, 2010	15,663,331	$156	$193,203	$(2,852)	$190,507	$7,797	$—	$198,304

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	The Company	The Predecessor	The Predecessor
	Period from April 28, 2010 to September 30, 2010	Period from January 1, 2010 to April 27, 2010	Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net (loss) income	$(2,969)	$156	$101
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,994	542	1,611
Deferred rent receivable	(173)	(66)	(157)
Amortization of above and below market leases	(111)	(20)	(147)
Amortization of deferred financing costs	129	22	—
Bad debt expense	47	16	157
Amortization of share-based compensation	227	—	—
Change in assets and liabilities:
Tenant and other receivables	(1,277)	64	(38)
Other assets	(197)	(86)	(13)
Accounts payable and other liabilities	3,902	(327)	3,558

Net cash provided by operating activities	2,572	301	5,072

Cash flows from investing activities:
Acquisitions of property, development and property improvements	(131,518)	(132)	(5,395)
Capitalized leasing costs	(93)	(94)	(400)
Restricted cash	(26,147)	(12)	742

Net cash used in investing activities	(157,758)	(238)	(5,053)

Cash flows from financing activities:
Issuance of common stock	210,000	—	—
Offering costs	(15,398)	—	—
Purchase of Predecessor non-controlling interests	(1,812)	—	—
Payments on mortgages payable	(11,529)	(227)	(778)
Borrowings from notes payable	35,000	—	—
(Payments) and proceeds from Predecessor controlling interests	(1,337)	121	1,076
Contributions from Predecessor controlling interests	—	316	306
Contributions from Predecessor non-controlling interests	—	63	64
Distributions to Predecessor controlling interests	—	(707)	(508)
Distributions to Predecessor non-controlling interests	—	(290)	—
Deferred financing costs	(1,992)	—	—
Tenant security deposits	116	—	(307)

Net cash provided (used) by financing activities	213,048	(724)	(147)

Net increase (decrease)	57,862	(661)	(128)
Cash and cash equivalents, beginning of period	—	661	538

Cash and cash equivalents, end of period	$57,862	$—	$410

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$1,523	$480	$987

Non-cash investing and financing activity:
Contribution of properties for common shares and operating partnership units	$9,060	$—	$—

Assumption of net mortgage debt in connection with property acquisitions	$51,535	$—	$—

Assets received in connection with property acquisitions	$2,083	$—	$—

Liabilities assumed in connection with property acquisitions	$2,359	$—	$—

Dividends/distributions payable	$1,304	$—	$—

Accrued additions to development	$96	$—	$—

Exchange of notes receivable for real estate	$33,400	$—	$—

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

Prior to their contribution to the Operating Partnership, Five Forks Place and Newport Towne Center were directly or indirectly 100% owned by Mr. Sabin. Prior to their contribution to the Operating Partnership, Excel Centre and Red Rock Commons were directly or indirectly 62.5% and 82.8% owned, respectively, by Mr. Sabin. The remaining ownership interests of Excel Centre and Red Rock Commons are reflected in the Predecessor financial statements as non-controlling interests.

2. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying condensed consolidated financial statements of the Company include all the accounts of the Company, the Operating Partnership and the subsidiaries of the Operating Partnership. The exchange of Predecessor controlling and non-controlling interests for shares of the Company’s common stock and OP Units has been reflected on the Predecessor historical cost basis as a reorganization of entities under common control. The Predecessor’s condensed combined financial statements reflect presentation of properties on a combined historical cost basis because of their common ownership. The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements and have not been audited by independent registered public accountants.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The unaudited interim condensed consolidated and combined financial statements should be read in conjunction with the Predecessor’s audited combined financial statements and notes thereto for the year ended December 31, 2009 included in the Prospectus of the Company dated April 22, 2010 filed with the Securities and Exchange Commission on April 23, 2010 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). All adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the combined financial statements for the interim periods have been made. Operating results for the periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The accompanying condensed combined balance sheet as of December 31, 2009 has been derived from the audited financial statements. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

The significant accounting policies discussed as follows are consistent between the Company and the Predecessor.

Cash and Cash Equivalents:

The Company and ETP consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value, due to their short term maturities.

Restricted Cash:

Restricted cash comprises of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements. The balance at September 30, 2010 included $24.9 million in escrow that was used to acquire two properties on October 1, 2010.

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities is deferred rent in the amount of $3,149 and $3,427 at September 30, 2010 and December 31, 2009, respectively.

Revenues:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income was increased by $239 (comprising $66 from the Company and $173 from the Predecessor) and $156 in the nine months ended September 30, 2010 and 2009, respectively, and $100 and $32 in the three months ended September 30, 2010 and 2009, respectively, due to the straight-line rent adjustment.

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

Property is recorded at cost and is depreciated using the straight-line method over the estimated lives of the assets as follows:

Building and improvements	15 to 40 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company assesses whether there has been impairment in the value of its long-lived assets by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell. There was no impairment charge recorded for the periods ended September 30, 2010 or 2009.

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

The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts allocated to above or below market debt are included in mortgage payables, net on the accompanying condensed consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

Tenant receivables:

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivables arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in other operating expenses on the accompanying condensed consolidated and combined statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At September 30, 2010 and December 31, 2009, the Company and the Predecessor had $40 and $58, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the period from April 28, 2010 to September 30, 2010, the period from January 1, 2010 to April 27, 2010 and for the nine months ended September 30, 2009, $47, $16 and $157, respectively, of receivables were charged to bad debt expense.

Non-controlling Interests

Non-controlling interests of the Company as of September 30, 2010 represents the issued and outstanding OP Units not held by the Company. Non-controlling interests of the Predecessor as of December 31, 2009 represents equity interest of the Predecessor not owned by the controlling interest of the Predecessor.

Concentration of Risk:

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. At various times during the periods, the Company and ETP had deposits in excess of the FDIC insurance limit.

In the period from April 28, 2010 to September 30, 2010, no tenant accounted for more than 10% of the Company’s revenues. In the period from January 1, 2010 to April 27, 2010, one tenant accounted for 29.1% of the Predecessor’s revenues. In the nine months ended September 30, 2009, one tenant accounted for 12.2% of the Predecessor’s revenues.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

In the three months ended September 30, 2010, no tenants accounted for more than 10% of the Company’s revenues. In the three months ended September 30, 2009, one tenant accounted for 25.4% of the Predecessor’s revenues.

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

On September 30, 2010, the Company accrued for a dividend of $1,253 to the common stockholders of record as of September 30, 2010 and a distribution of $51 to the holders of OP Units, each of which was paid in October 2010. The calculation of diluted earnings per share for the periods ended September 30, 2010 includes the outstanding OP Units and net loss attributable to non-controlling interests in the Operating Partnership has been added to net loss available to common stockholders.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended September 30, 2010	Period from April 28 to September 30, 2010
Basic earnings per share:
Net loss attributable to common stockholders	$(1,100)	$(2,852)

Diluted earnings per share:
Net loss attributable to common stockholders	$(1,100)	$(2,852)
Plus: net loss attributable to non-controlling interests of operating partnership	(45)	(117)

Net loss attributable to common stockholders and non-controlling interests of operating partnership	$(1,145)	$(2,969)

Weighted-average common shares outstanding:
Basic and diluted	15,509,907	15,509,302

Basic and diluted earnings per share:
Net loss per share available to common stockholders, basic and diluted:	$(0.07)	$(0.18)

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

The Company and the Predecessor calculate the fair value of financial instruments and includes this additional information in the notes to the condensed consolidated and combined financial statements when the fair value is different than the carrying value of those financial instruments.

Recent Accounting Pronouncements:

Effective January 1, 2010, ETP implemented the requirements of Accounting Standards Update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU No. 2009-17”). Update No. 2009-17 requires enterprises to perform a qualitative approach to determining whether or not a variable interest entity (“VIE”) will need to be consolidated on a continuous basis. This evaluation is based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact that entity’s economic performance. The adoption of ASU No. 2009-17 did not have an effect on ETP’s combined financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The amendments in this update require, among other things, new disclosures and clarifications of existing disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements, further disaggregation of fair value measurement disclosures for each class of assets and liabilities, and additional details of valuation techniques and inputs utilized. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company on January 1, 2010, except for the disclosure on the roll forward activities for any Level 3 fair value measurements, which will become effective with the reporting period beginning January 1, 2011. Adoption of this new guidance requires additional disclosures of fair value measurements but did not have a material impact on the ETP’s footnote disclosure.

3. Acquisitions

In addition to the real estate properties contributed by the Predecessor, the Company completed the following acquisitions through September 30, 2010 (the “2010 Acquisitions”) which were funded with proceeds of the Offering:

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

On June 17, 2010, the Company, through the Operating Partnership, completed the acquisition of a 14,820 square feet single tenant property leased to Walgreens located in Beckley, West Virginia from MG&P Development Partnership. The Operating Partnership acquired the property through its wholly owned subsidiary, Excel Beckley, LLC. The aggregate purchase price, including closing costs, was approximately $7,200 and consisted of all cash.

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

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The Operating Partnership acquired the property through its wholly owned subsidiary, Excel Shippensburg, LLC. The purchase price, including closing costs, was approximately $17,600 and consisted of $3,300 of cash and the assumption of approximately $14,300 of debt, which approximated fair value.

On June 29, 2010, the Company, through the Operating Partnership, completed the acquisition of Plaza at Rockwall Phase I, a 332,989 square foot community shopping center located in Rockwall, Texas, from CNLRS Rockwall, L.P. Also acquired was Plaza at Rockwall Phase II, which is a 12.7 acre land parcel located adjacent to Plaza at Rockwall Phase I that is available for future development. The Operating Partnership acquired the properties through its wholly owned subsidiary, Excel Rockwall, LLC. The aggregate purchase price, including closing costs, for Plaza at Rockwall Phase I and Phase II was approximately $40,800 and consisted of all cash.

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

On July 20, 2010, the Company, through the Operating Partnership, completed the acquisition of Mariner’s Point Shopping Center, a 45,215 square foot shopping center located in St. Marys, Georgia from FWB, LLC and RFK, LLC. The Operating Partnership acquired the property through its wholly owned subsidiary, Excel St. Marys LLC. The purchase price, including closing costs, was approximately $6,600 and consisted of $3,100 in cash and the assumption of an existing loan of $3,500.

On August 27, 2010, the Company, through the Operating Partnership, completed the acquisition of Grant Creek Town Center, a 164,166 square foot shopping center located in Missoula, Montana from Woodmont Missoula. The Operating Partnership acquired the property through its wholly owned subsidiary, Excel Missoula LLC. The purchase price, including closing costs, was approximately $23,100 and consisted of $5,100 in cash and the assumption of an existing loan of $16,200. Included in the purchase price is $1,800 for an estimate of contingent consideration that may be paid to the seller after closing for additional lease-up of vacant space for a total of $24,900. This amount is also included in accounts payable and other liabilities in the accompanying Condensed Consolidated Balance Sheet.

On August 30, 2010, the Company, through the Operating Partnership completed the acquisition of Vestavia Hills City Center, a 378,805 square foot shopping center located in Vestavia Hills (Birmingham), Alabama. The Company acquired the mortgage loan that was secured by the property for approximately $33,400 of cash. Concurrently with the acquisition of the mortgage loan, the original borrower under the mortgage loan, AIG Baker Vestavia, L.L.C. (the “Borrower”), granted the Company a deed in lieu on the property. Vestavia Holdings, LLC, an affiliate of Borrower, was granted a 30% subordinate profits participation in the property as follows : (1) net cash from operations, after the Company receives an 11% return on its cash invested in the property ; and (2) net cash from a capital event, after the Company receives an 11% return on its cash invested as well as its unreimbursed capital invested in the property. Based on an assessment of current plans for the property and future operational cash flows, the Company believes there is no significant value for this agreement at the time the property was acquired, and accordingly, has not recognized a non-controlling interest in connection with this acquisition.

Business Combinations

The following summary provides a preliminary allocation of purchase price for the above acquisitions. These allocations are estimates and subject to adjustment as allowed by GAAP.

	Plaza at Rockwall	5000 South Hulen	Vestavia Hills City Center	Other Property Acquisitions	2010 Acquisitions Total
Land	$15,752	$2,204	$7,806	$27,827	$53,589
Building	16,869	14,783	17,954	41,598	91,204
Site improvements	2,038	1,099	462	5,125	8,724
Tenant improvements	1,876	613	539	4,172	7,200
Lease intangible assets	6,374	2,484	7,263	10,509	26,630
Mortgage payable, net	—	(12,888)	—	(38,647)	(51,535)
Lease intangible liabilities	(2,138)	(509)	(635)	(444)	(3,726)

Real estate acquisitions	$40,771	$7,786	$33,389	$50,140	$132,086

The following unaudited pro forma information for the nine months ended September 30, 2009 has been prepared to reflect the incremental effect of the 2010 Acquisitions as if such acquisitions had occurred on January 1, 2009. Pro forma information for the periods from January 1, 2010 to April 27, 2010 and April 28, 2010 to September 30, 2010 is impractical to determine as information for the properties is not available for these specific periods.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Nine Months Ended September 30, 2009
Revenues	$19,261
Net income	$1,702

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
In-place leases, net of accumulated amortization of $3,234 and $2,245 as of September 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 99 and 41 months as of September 30, 2010 and December 31, 2009, respectively).	$16,822	$578

Above market leases, net of accumulated amortization of $967 and $850 as of September 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 123 and 10 months as of September 30, 2010 and December 31, 2009, respectively).	2,861	57

Leasing commissions, net of accumulated amortization of $1,306 and $944 as of September 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 162 and 57 months as of September 30, 2010 and December 31, 2009, respectively).	6,591	483

	$26,274	$1,118

Estimated amortization of lease intangible assets as of September 30, 2010 and for each of the next five years and thereafter is as follows:

Year	Amount
2010 (remaining three months)	$2,622
2011	4,732
2012	3,545
2013	2,519
2014	1,970
Thereafter	10,886

Total	$26,274

Amortization expense recorded on the lease intangible assets for the period from April 28, 2010 to September 30, 2010 was $1,322, for the period from January 1, 2010 to April 27, 2010 was $152 and for the nine months ended September 30, 2009 was $560. Included in these amounts are $100, $17 and $53, respectively, of amortization recorded against rental income in the Company and ETP’s condensed combined statements of operations for above market leases.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Below market leases, net of accumulated amortization of $929 and $678 as of September 30, 2010 and December 31, 2009, respectively (with a weighted average remaining life of 103 and 67 months as of September 30, 2010 and December 31, 2009, respectively).	$4,034	$555

	$4,034	$555

Amortization recorded on the lease intangible liabilities for the period from April 28, 2010 to September 30, 2010 was $210, for the period from January 1, 2010 to April 27, 2010 was $38 and for the nine months ended September 30, 2009 was $200, which is recorded to rental income in the Company and ETP’s condensed combined statements of operations.

Estimated amortization of lease intangible liabilities as of September 30, 2010 and for each of the next five years and thereafter is as follows:

Year	Amount
2010 (remaining three months)	$175
2011	640
2012	561
2013	451
2014	408
Thereafter	1,799

Total	$4,034

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Mortgages Payable, net

Mortgages payable at September 30, 2010 and December 31, 2009 consist of the following:

	Carrying Amount of Mortgage Notes
Property Pledged as Collateral	September 30, 2010	December 31, 2009	Interest Rate	Monthly Payment(1)	Maturity Date
Excel Centre(2)	$12,823	$12,989	6.08%	85	2014
Five Forks Place	5,284	5,408	5.50%	39	2013
Newport Towne Centre(3)	—	6,198	4.75%	35	2010
Red Rock Commons(4)	—	5,595	5.50%	56	2010
5000 South Hulen	14,136	—	5.60%	83	2017
Lowe’s, Shippensburg	14,220	—	7.20%	110	2031
Merchant Central Shopping Center	4,667	—	5.94%	30	2014
Grant Creek Shopping Center	16,135	—	5.75%	105	2013
Mariner’s Point Shopping Center	3,499	—	7.10%	25	2011

	$70,764	$30,190
Less: discount(5)	(1,295)	—

Mortgage notes payable, net	$69,469	$30,190

(1)	This represents the monthly payment of principal and interest at September 30, 2010.

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

Total interest cost capitalized for the nine months ended September 30, 2010 and 2009 was $106 and $141, respectively.

The fair value of mortgage notes payable at September 30, 2010 and December 31, 2009 was $71,073 and $29,833, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

The Company’s mortgage debt matures as of September 30, 2010 and during the next five years ending December 31 as follows:

Year Ending December 31,	Amount
2010 (remaining three months)	$334
2011	4,839
2012	1,433
2013	21,164
2014	16,987
2015	657
Thereafter	25,350

$70,764

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Notes Payable

On July 8, 2010, the Company and the Operating Partnership entered into an unsecured revolving credit facility (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility of up to $125,000. The Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $275,000 to a total of $400,000, subject to receipt of lender commitments and other conditions precedent. The maturity date is July 7, 2013 and can be extended for one year at the Company’s option. At September 30, 2010, the Company is in compliance with all the covenants of the Credit Agreement.

The revolving credit facility bears interest at the rate of LIBOR plus a margin of 275 basis points to 375 basis points, depending on the Company’s leverage ratio, provided that in no event shall LIBOR be deemed to be less than 1.50%. The Company will also pay a 0.45% fee for any unused portion of the revolving credit facility. Borrowings from the credit facility were $35,000 at September 30, 2010. These proceeds were used to acquire two properties in October 2010. The interest rate at September 30, 2010 was 4.25%.

8. Equity

The Company issued 15,000,000 shares in conjunction with the Offering resulting in net proceeds of approximately $194,600 after deducting the underwriters’ discount and commissions and offering expenses. In conjunction with the Formation transaction, the Company also issued 507,993 shares of common stock and 641,062 OP Units. In 2010, the Company issued restricted stock awards to senior executives and directors totaling 155,338 shares of common stock which are included in the total shares of common stock outstanding as of September 30, 2010.

Consolidated net income is reported in the Company’s condensed consolidated financial statements at amounts that include the amounts attributable to both the common stockholders and the non-controlling interests. In conjunction with the Formation Transactions, certain interests in the Predecessor were contributed in exchange for OP Units. OP Units not held by the Company are reflected as non-controlling interest in the Company’s condensed consolidated financial statements. OP Units not held by the Company have redemption provisions that permit the issuer to settle in either cash or common stock at the option of the Company, which have been further evaluated to determine whether temporary or permanent equity classification on the balance sheet is appropriate.

The following table shows the ownership interests in the Operating Partnership:

	September 30, 2010
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

Shares of the Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Company’s restricted common stock have full voting rights and rights to dividends. During the period from April 28, 2010 to September 30, 2010 and the three months ended September 30, 2010, the Company recognized compensation expense of $227 and $131, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures in 2010. Stock compensation expense is included in general and administrative in the Company’s accompanying condensed consolidated statements of operations.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

As of September 30, 2010, there was $1,839 of total unrecognized compensation expense related to the non-vested shares of the Company’s restricted common stock. As of September 30, 2010, this expense was expected to be recognized over a remaining period of 3.4 years.

	Number of Nonvested Shares of Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance - January 1, 2010	—	$—
Granted - April 23, 2010	155,338	$13.30
Vested	2,976	$13.30

Balance - September 30, 2010	152,362	$13.30

Expected to vest - September 30, 2010	152,362	$13.30

9. Related Party Transactions

Prior to the Offering, Excel Realty Holdings, LLC, a company wholly-owned by Mr. Sabin (“ERH”), managed operations of ETP under various management agreements. Fees paid to ERH for property management services were $43 from January 1, 2010 to April 27, 2010 and $97 in the nine months ended September 30, 2009.

At December 31, 2009, there were $1,216 of net payables due to Mr. Sabin’s affiliates for net advances made to ETP for certain mortgage debt repayments and other capital items. This balance was included in due to owner in the accompanying condensed consolidated and combined balance sheet. In conjunction with the Formation Transactions, this payable was repaid.

Subsequent to the Offering, many of the employees of ERH became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. In the nine months ended September 30, 2010, $85 was reimbursed to the Company from ERH and included in other income in the consolidated statements of operations.

10. Income Taxes

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

11. Commitments and Contingencies

Litigation:

The Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against it which if determined unfavorably, would have a material adverse effect on its condensed consolidated and combined financial position, results of operations or cash flows.

Environmental Matters:

The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at its properties, the Company is not currently aware of any environmental liability with respect to its properties that would have a material effect on its condensed consolidated and combined financial position, results of operations or cash flows. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that it believes would require additional disclosure or the recording of a loss contingency.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Other

The Company’s other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In management’s opinion, these matters are not expected to have a material adverse effect on its condensed consolidated and combined financial position, results of operations or cash flows.

12. Segment Disclosure

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

The following tables reconcile the Company and ETP’s segment activity to their combined results of operations and financial position for (1) the three months ended September 30, 2010 and 2009 and (2) the periods from January 1, 2010 to April 27, 2010, April 28, 2010 to September 30, 2010 and the nine months ended September 30, 2009.

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009
Office Properties:
Total revenues	$855	$839
Property operating expenses	159	177
General and administrative costs	—	—

Property net operating income, as defined	696	662
Depreciation and amortization	266	265
Interest expense	206	208
Interest income	—	—

Net income	$224	$189

Retail Properties:
Total revenues	$4,416	$508
Property operating expenses	934	196
General and administrative costs	1,885	2

Property net operating income, as defined	1,597	310
Depreciation and amortization	1,983	191
Interest expense	1,067	160
Interest income	84	—

Net loss	$(1,369)	$(41)

Total Reportable Segments:
Total revenues	$5,271	$1,347
Property operating expenses	1,093	373
General and administrative expenses	1,885	2

Property net operating income, as defined	2,293	972
Depreciation and amortization	2,249	457
Interest expense	1,273	368
Interest income	84	—

Net (loss) income	(1,145)	147
Reconciliation to Combined Net Income Attributable to Controlling Interest:
Total net (loss) income for reportable segments	(1,145)	147
Net income attributable to non-controlling interests	(45)	—

Net (loss) income attributable to common shares or controlling interest	$(1,100)	$147

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Period from April 28, 2010 to September 30, 2010	For the Period from January 1, 2010 to April 27, 2010	For the Nine Months Ended September 30, 2009
Office Properties:
Total revenues	$1,456	$1,021	$2,303
Property operating expenses	268	212	477
General and administrative costs	—	5	24
Property net operating income, as defined	1,188	804	1,802

Depreciation and amortization	488	326	708
Interest expense	342	269	620
Interest income	1	—	3

Net income	$359	$209	$477

Retail Properties:
Total revenues	$5,394	$547	$1,441
Property operating expenses	1,071	167	492
General and administrative costs	4,021	3	19

Property net operating income, as defined	302	377	930
Depreciation and amortization	2,506	216	903
Interest expense	1,281	214	403
Interest income	157	—	—

Net loss	$(3,328)	$(53)	$(376)

Total Reportable Segments:
Total revenues	$6,850	$1,568	$3,744
Property operating expenses	1,339	379	969
General and administrative expenses	4,021	8	43

Property net operating income, as defined	1,490	1,181	2,732
Depreciation and amortization	2,994	542	1,611
Interest expense	1,623	483	1,023
Interest income	158	—	3

Net (loss) income	(2,969)	156	101
Reconciliation to Combined Net Income Attributable to Controlling Interest:
Total net (loss) income for reportable segments	(2,969)	156	101
Net (loss) income attributable to non-controlling interests	(117)	290	—

Net (loss) income attributable to common shares or controlling interest	$(2,852)	$(134)	$101

		September 30,	December 31,
		2010	2009
Assets:
Office Properties:
Total assets		$16,230	$17,163
Retail Properties:
Total assets		300,200	28,293

Total Reportable Segments & Combined Assets:
Total assets		$316,430	$45,456

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

13. Subsequent Events

On October 1, 2010, the Company, through the Operating Partnership, completed the acquisition of Brandywine Crossing, a 197,884 square foot shopping center located in Brandywine, Maryland from Faison-Brandywine, LLC. The purchase price was approximately $45,100 and consisted of all cash. Also on October 1, 2010, the Company, through the Operating Partnership, completed the acquisition of Rosewick Crossing, a 116,609 square foot shopping center located in La Plata, Maryland from Faison-Rosewick, LLC. The purchase price was approximately $24,900 and consisted of all cash.

On October 19, 2010 the Company, through the Operating Partnership, completed the acquisition of Shops at Foxwood, a 78,660 square foot shopping center located in Ocala, Florida from Shops at Foxwood, LLC. The purchase price, including closing costs, was approximately $12,600 and consisted of all cash. Excluded in this purchase price is contingent consideration that may be paid to the seller upon additional lease up of vacant space.

On October 28, 2010 the Company, through the Operating Partnership, completed the acquisition of a 14,550 square foot building leased to Walgreens located in Princeton, West Virginia from M&M West Town, L.P. The purchase price, including closing costs, was approximately $4,100 and consisted of all cash.

The above purchases were made from available cash and borrowings from the Company’s unsecured credit facility. The Company will account for these acquisitions as business combinations. Under business combination accounting, the assets and liabilities of acquired properties will be recorded as of the acquisition dates, at their respective fair values, and consolidated in the Company’s financial statements. As of the date of this report, the initial accounting for the acquisition is incomplete and thus the disclosures related to supplemental pro forma information and amounts recognized as of the acquisition dates for each major class of assets acquired and liabilities assumed have not been provided.

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

On April 28, 2010, we completed the Offering of our common stock. In connection with the Offering , we and the Operating Partnership, for which we are the sole general partner, engaged in the Formation Transactions. The Formation Transactions were designed to (1) continue the operations of four properties that were contributed by related parties, (2) enable us to raise the necessary capital to acquire increased interests in certain of the properties, (3) provide capital for future acquisitions, (4) fund certain development costs at our development property, (5) establish a capital reserve for general corporate purposes and (6) fund future joint venture capital commitments. The exchange of entities or interests therein for shares of our common stock and OP Units was accounted for as a reorganization of entities under common control, and accordingly, the related assets and liabilities were reflected at their historical cost basis. We were organized as a Maryland corporation on December 15, 2009 and intend to elect to be taxed as a REIT beginning with our taxable year ending December 31, 2010.

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

New Accounting Standards

See Note 2 to the condensed consolidated and combined financial statements included elsewhere herein for disclosure of new accounting standards.

Results of Operations

We operate through two reportable business segments: retail properties and office properties. The office segment consists of one property, Excel Centre, with a total of 82,157 leasable square feet. Our Predecessor has owned and operated Excel Centre since 2004. All of our other properties are reported in the retail segment. At September 30, 2010, we owned fifteen retail operating properties with a total of approximately 1.5 million of leasable square feet.

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

You should read the following discussion in conjunction with the segment information disclosed in Note 12 to our condensed consolidated and combined financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the three and nine month periods ended September 30, 2010 and 2009 include the combination of the Predecessor properties for the period prior to the Offering. Management believes this information provides for the most meaningful comparison as the historical cost of the Predecessor properties were carried over by the Company at historical cost subsequent to the Offering and therefore, results of operations for such properties would be comparable for those periods. However, our results of operations for the three and nine month periods ended September 30, 2010 and 2009 may not be indicative of our future results of operations.

Retail Properties

In the three months ended September 30, 2010, we acquired three retail operating properties for a total of approximately $63.1 million, consisting of $41.6 million of cash, the assumption of $19.7 million of mortgage debt and $1.8 million in other liabilities. In the nine months ended September 30, 2010 we acquired thirteen retail operating properties for a total of approximately $185.4 million, consisting of $130.7 million of cash and the assumption of $52.9 million of debt. We used cash from the proceeds of the Offering to acquire these properties. The following is a comparison, for the three and nine months ended September 30, 2010 and 2009, of the retail property segment combined operating results of the Company and our Predecessor.

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Total revenues, which include rental revenues and tenant recoveries including insurance, property taxes and other operating expenses paid by tenants, increased by $3.9 million, or 780%, to $4.4 million for the three months ended September 30, 2010 compared to $0.5 million for the three months ended September 30, 2009. The increase was directly related to our acquisition of thirteen retail properties since the completion of the Offering. Prior to the Offering, our Predecessor owned two retail properties.

Property operating expenses, which include maintenance and repair expenses, real estate taxes, management fees and other operating expenses including bad debts, increased by $0.7 million, or 350%, to $0.9 million for the three months ended September 30, 2010 compared to $0.2 million for the three months ended September 30, 2009. Seven of the properties we acquired are under triple-net leases whereby the tenant pays for all the operating expenses. The increase primarily related to the six operating retail properties we acquired in 2010 that are not under triple-net leases.

General and administrative expenses were $1.9 million for the three months ended September 30, 2010 compared to $2,000 for the three months ended September 30, 2009. General and administrative expenses in the three months ended September 30, 2010 relate to our operations since the completion of the Offering, and include salaries and other costs incurred to operate as a public company. Prior to the Offering, there were no general and administrative expenses included in the Predecessor’s results of operations other than those that were directly related to the properties contributed to us by the Predecessor.

Depreciation and amortization expense increased $1.8 million, or 900%, to $2.0 million for the three months ended September 30, 2010 compared to $0.2 million for the three months ended September 30, 2009. The increase was directly related to our acquisition of the thirteen retail properties since the completion of the Offering.

Interest expense increased $0.9 million, or 450%, to $1.1 million for the three months ended September 30, 2010 compared to $0.2 million for the three months ended September 30, 2009. The increase was primarily due to the $52.9 million of mortgage debt we assumed as part of our acquisitions which was more than the decrease in interest expense from mortgages repaid as part of the Formation Transactions.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Total revenues, which include rental revenues and tenant recoveries including insurance, property taxes and other operating expenses paid by tenants, increased by $4.5 million, or 321%, to $5.9 million (comprised of $5.4 million for the Company and $0.5 million for the Predecessor) for the nine months ended September 30, 2010 compared to $1.4 million for the nine months ended September 30, 2009. The increase was directly related to our acquisition of thirteen retail properties since the completion of the Offering.

Property operating expenses, which include maintenance and repair expenses, real estate taxes, management fees and other operating expenses including bad debts, increased by $0.7 million, or 140%, to $1.2 million (comprised of $1.0 million for the Company and $0.2 million for the Predecessor) for the nine months ended September 30, 2010 compared to $0.5 million for the nine months ended September 30, 2009. Seven of the properties we acquired are under triple-net leases whereby the tenant pays for all the operating expenses. The increase primarily related to the six operating retail properties we acquired since the completion of the Offering that are not under triple-net leases.

General and administrative expenses were $4.0 million ($3,000 was for the Predecessor) for the nine months ended September 30, 2010 compared to $19,000 for the nine months ended September 30, 2009. General and administrative expenses in the nine months ended September 30, 2010 primarily relate to our operations since the completion of the Offering, and include salaries and other costs incurred to operate as a public company. Related to the preparation of the Offering, we incurred approximately $1.0 million related to the audits, legal and other various costs that were recognized at the Offering date. Prior to the Offering, there were no general and administrative expenses included in the Predecessor’s results of operations other than those that were directly related to the properties contributed to us by the Predecessor.

Depreciation and amortization expense increased $1.8 million, or 200%, to $2.7 million (comprised of $2.5 million for the Company and $0.2 million for the Predecessor) for the nine months ended September 30, 2010 compared to $0.9 million for the nine months September 30, 2009. The increase was directly related to our acquisition of thirteen retail properties since the completion of the Offering.

Interest expense increased $1.1 million, or 275%, to $1.5 million (comprised of $1.3 million for the Company and $0.2 million for the Predecessor) for the nine months ended September 30, 2010 compared to $0.4 million for the nine months ended September 30, 2009. The increase was primarily due to to the $52.9 million of mortgage debt we assumed as part of our acquisitions which was more than the decrease in interest expense from mortgages repaid as part of the Formation Transactions.

Office Properties

The following is a comparison, for the three and nine months ended September 30, 2010 and 2009, of the office property segment combined operating results of the Company and our Predecessor.

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Total revenues did not change significantly (approximately $0.8 million for both the three months ended September 30, 2010 and 2009) as there were no significant changes in tenants or rents.

Property operating expenses did not change significantly (approximately $0.2 million for both the three months ended September 30, 2010 and 2009) as there were no significant changes in operations.

There were no significant general and administrative expenses related to our commercial office property in either the three months ended September 30, 2010 or 2009.

Depreciation and amortization expense was relatively stable in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 ($0.3 million in both periods) as there were no significant changes in tenants.

Interest expense did not change significantly (approximately $0.2 million in both the three months ended September 30, 2010 and 2009) as there was no significant change in the mortgage balance outstanding other than scheduled principal amortization from monthly debt payments.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Total revenues increased by $0.2 million, or 8.7% to $2.5 million (comprised of $1.5 million for the Company and $1.0 million for the Predecessor) for the nine months ended September 30, 2010 compared to $2.3 million for the nine months ended September 30, 2009. The increase primarily resulted from the leasing of a vacant space at Excel Centre in March 2009 to Kaiser Permanente.

Property operating expenses did not change significantly (approximately $0.5 million for both the nine months ended September 30, 2010 and 2009) as there were no significant changes in operations. For the nine months ended September 30, 2010, the $0.5 million of property operating expenses was comprised of $0.3 million for the Company and $0.2 million for the Predecessor.

General and administrative expenses were $5,000 (all from the Predecessor) for the nine months ended September 30, 2010 compared to $24,000 in the nine months ended September 30, 2009 as there were expenses incurred in 2009 relating to Kaiser Permanente’s occupancy at Excel Centre that were not incurred in 2010.

Depreciation and amortization expense was $0.8 million in the nine months ended September 30, 2010 ($0.5 million for the Company and $0.3 million for the predecessor) and $0.7 million in the nine month ended September 30, 2009 for an increase of $0.1 million or 14.3%. The increase related to additional depreciation of tenant improvements added in the first quarter of 2009 related to Kaiser Permanente.

Interest expense did not change significantly (approximately $0.6 million in both the nine months ended September 30, 2010 and 2009) as there was no significant change in the mortgage balance outstanding other than scheduled principal amortization from monthly debt payments. For the nine months ended September 30, 2010, the $0.6 million of interest expense was comprised of $0.3 million for the Company and $0.3 million for the Predecessor.

Cash Flows

The following is a comparison, for the nine months ended September 30, 2010 and 2009, of the combined cash flows of the Company and our Predecessor.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Cash and cash equivalents were $57.9 million and $0.4 million, respectively, at September 30, 2010 and 2009. The increase was primarily the result of the completion of the Offering.

Net cash provided by operating activities decreased $2.2 million to $2.9 million (comprised of $2.6 million for the Company and $0.3 million for the Predecessor) for the nine months ended September 30, 2010 compared to $5.1 million for the nine months ended September 30, 2009. The decrease was primarily due to a net loss of $2.8 million for the nine months ended September 30, 2010 compared to net income of $101,000 in the nine months ended September 30, 2009, and an increase in accounts receivable and other assets due from the properties acquired since the completion of the Offering.

Net cash used in investing activities increased $152.9 million to $158.0 million (comprised of $157.8 million for the Company and $0.2 million for the Predecessor) for the nine months ended September 30, 2010 compared to $5.1 million for the nine months ended September 30, 2009. The increase was primarily the result of $130.7 million of cash used for property acquisitions, development and property improvements in 2010.

Net cash provided by financing activities increased by $212.4 million to $212.3 million (comprised of $213.0 million provided by the Company and $0.7 million used by the Predecessor) for the nine months ended September 30, 2010 from ($0.1 million) of cash used in the nine months ended September 30, 2009. The increase was primarily due to $194.6 million in net proceeds raised from the Offering. These were partially offset by $11.5 million in mortgage debt repayments, $1.3 million repaid in owner advances to our Predecessor and $1.8 million paid to buy certain non-controlling interests in the Excel Centre office building. We also borrowed $35.0 million from our revolving credit facility to acquire two properties on October 1, 2010.

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

The following table presents a reconciliation of our FFO for the periods presented (in thousands):

	For the Period from April 23, 2010 to September 30, 2010	For the Nine Months Ended		For the Three Months Ended
		September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net (loss) income attributable to stockholders or controlling interests of the Predecessor	$(2,852)	$(2,986)	$101	$(1,100)	$147
Adjustments:
Real estate depreciation and amortization	2,994	3,536	1,611	2,248	457

Funds from operations	$142	$550	$1,712	$1,148	$604

Liquidity and Capital Resources

On April 28, 2010, we completed the Offering of our common stock. Net proceeds for the Operating Partnership were approximately $194.6 million, which were partially used to acquire real estate, pay for the Formation Transactions and for general corporate and working capital purposes. At September 30, 2010, we had $57.9 million of cash and cash equivalents on hand excluding $26.7 million of restricted cash of which $24.9 million was in escrow deposits. These deposits, along with cash on hand, were used to acquire two properties for approximately $71.0 million on October 1, 2010.

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

Our long term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, renovations, expansions, capital commitments, construction obligations and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions and developments of properties that we pursue.

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

On July 8, 2010, we entered into an unsecured revolving credit facility with Wells Fargo Securities, LLC and KeyBanc Capital Markets, as joint lead arrangers and bookrunners, and certain other lenders (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility of up to $125.0 million. We have the ability from time to time to increase the size of the revolving credit facility by up to an additional $275.0 million to a total of $400.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is July 7, 2013 and can be extended for one year at our option. The outstanding balance on our revolving credit facility at September 30, 2010 was $35.0 million which was used to acquire two properties on October 1, 2010.

The revolving credit facility bears interest at the rate of LIBOR plus a margin of 275 basis points to 375 basis points, depending on our leverage ratio, provided that in no event shall LIBOR be deemed to be less than 1.50% (interest rate at September 30, 2010 was 4.25%). We also pay a 0.45% fee for any unused portion of the revolving credit facility.

Our ability to borrow funds under the Credit Agreement, and the amount of funds available under the Credit Agreement at any particular time, are subject to our meeting borrowing base requirements. The amount of funds we can borrow is determined by the net operating income of our unencumbered assets that will comprise the borrowing base. We are also subject to ongoing compliance with a number of customary restrictive covenants, including:

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

Under the Credit Agreement, our cash dividends may not exceed the greater of (1)(a) during the period from October 1, 2010 to June 30, 2011, 110% of our funds from operations, and (b) beginning on July 1, 2011, 95% of our funds from operations, and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status. At September 30, 2010, we are in compliance with all the covenants under the Credit Agreement.

As of September 30, 2010, our ratio of debt-to-gross undepreciated asset value was approximately 36.9%. However, our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and our Board of Directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the limit described above.

Commitments and Contingencies

The following table outlines the timing of our required payments (dollars in thousands) related to our mortgage and note indebtedness as of September 30, 2010:

	Payments by Period
	2010	2011-2012	2013-2014	Thereafter	Total
Principal payments—fixed rate debt	$334	$6,272	$38,151	$26,007	$70,764
Principal payments – variable rate debt	—	—	35,000	—	35,000
Interest payments—fixed rate debt	1,095	8,246	5,371	10,904	25,616
Interest payments – variable rate debt	371	2,975	744	—	4,090

	$1,800	$17,493	$79,266	$36,911	$135,470

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

All of our mortgage debt bears fixed interest rates at September 30, 2010, and as of September 30, 2010, we had no variable rate debt outstanding. The fair value of mortgage notes payable at September 30, 2010 was approximately $71.1 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $2.9 million at September 30, 2010. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $3.1 million at September 30, 2010.

On July 8, 2010, we entered into a $125.0 million revolving credit facility. The revolving credit facility bears interest at the rate of LIBOR plus a margin of 275 basis points to 375 basis points, depending on our leverage ratio, provided that in no event shall LIBOR be deemed to be less than 1.50% (interest rate at September 30, 2010 was 4.25%). As of September 30, 2010, due to this LIBOR floor, an increase of LIBOR of 100 basis points would not result in a change to the interest rate of our revolving credit facility. Any increase in LIBOR above 1.50% would increase the interest we incur for amounts drawn under this revolving credit facility, if any, and would reduce our cash flows. At September 30, 2010, we had $35.0 million outstanding on our facility.

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

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

In addition, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties that we believe would have a material adverse effect on our financial position, results of operations or liquidity. We are involved in routine litigation arising in the ordinary course of business, none of which we believe to be material.

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

On April 22, 2010, our registration statement on Form S-11 (File No. 333-164031) relating to the Offering was declared effective by the Securities and Exchange Commission. The Offering consisted of the issuance of 15,000,000 common shares at a public offering price of $14 per share. Net proceeds after (1) underwriting discounts and commissions of approximately $13.1 million and (2) offering expenses of approximately $2.2 million were approximately $194.7 million. Additionally, we estimate that there were approximately $1.0 million of expenses associated with our Formation Transactions. The Offering has been completed and we contributed the net proceeds from the Offering to the Operating Partnership. Since the completion of the Offering and as of September 30, 2010, in addition to the properties acquired from our Predecessor, we have acquired thirteen retail operating properties for a total of approximately $185.4 million, consisting of $130.7 million of cash and the assumption of $53.0 million of debt. See Note 3 to our condensed consolidated and combined financial statements included herein. We used cash from the proceeds of the Offering to acquire these properties. All of the foregoing underwriting discounts and commissions, expenses and property purchases consisted of direct or indirect payments to persons other than: (1) our directors, officers or any of their associates, (2) persons owning ten percent or more of our common stock or (3) our affiliates.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Credit Agreement, dated July 8, 2010, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc. , as Parent, Wells Fargo Securities, LLC and KeyBanc Capital Markets, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Administrative Agent, KeyBank National Association, as Syndication Agent, PNC Capital Markets, LLC and U.S. Bank National Association, as Documentation Agents, and certain other lenders party thereto. (1)

Exhibit Number	Description of Exhibit

10.2	Loan Purchase Agreement dated August 30, 2010 between Propst Vestavia LLC and Excel Vestavia LLC.(Vestavia Hills City Center) (2)

10.3	Release Agreement and Covenant Not to Sue dated August 30, 2010 among AIG Baker Vestavia, L.L.C., AIG/Baker Partnership and Excel Vestavia LLC.(Vestavia Hills City Center) (2)

10.4	Purchase and Sale Agreement and Joint Escrow Instructions dated September 3, 2010 between Faison-Brandywine, LLC and Excel Trust, L.P.(Brandywine Crossing) (3)

10.5	Purchase and Sale Agreement and Joint Escrow Instructions dated September 3, 2010 between Faison-Rosewick, LLC and Excel Trust, L.P.(Rosewick Crossing) (3)

10.6	Purchase and Sale Agreement and Joint Escrow Instructions dated September 23, 2010.(Park West Place Shopping Center) (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2010.
(2)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010.
(3)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2010.
(4)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCEL TRUST, INC.

By:	/s/ GARY B. SABIN
Gary B. Sabin
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JAMES Y. NAKAGAWA
James Y. Nakagawa
Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2010

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Credit Agreement, dated July 8, 2010, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc. , as Parent, Wells Fargo Securities, LLC and KeyBanc Capital Markets, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Administrative Agent, KeyBank National Association, as Syndication Agent, PNC Capital Markets, LLC and U.S. Bank National Association, as Documentation Agents, and certain other lenders party thereto. (1)

10.2	Loan Purchase Agreement dated August 30, 2010 between Propst Vestavia LLC and Excel Vestavia LLC.(Vestavia Hills City Center) (2)

10.3	Release Agreement and Covenant Not to Sue dated August 30, 2010 among AIG Baker Vestavia, L.L.C., AIG/Baker Partnership and Excel Vestavia LLC.(Vestavia Hills City Center) (2)

10.4	Purchase and Sale Agreement and Joint Escrow Instructions dated September 3, 2010 between Faison-Brandywine, LLC and Excel Trust, L.P.(Brandywine Crossing) (3)

10.5	Purchase and Sale Agreement and Joint Escrow Instructions dated September 3, 2010 between Faison-Rosewick, LLC and Excel Trust, L.P.(Rosewick Crossing) (3)

10.6	Purchase and Sale Agreement and Joint Escrow Instructions dated September 23, 2010.(Park West Place Shopping Center) (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2010.
(2)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010.
(3)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2010.
(4)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2010.