Form 10-Q
period 2011-03-31
Excel Trust, Inc.
filed 2011-05-10
CIK 1478950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares outstanding as of May 10, 2011 of the registrant’s common stock, $0.01 par value per share: 16,576,831 shares

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets of Excel Trust, Inc as of March 31, 2011 and December 31, 2010, respectively	3

	Condensed Consolidated and Combined Statements of Operations of Excel Trust, Inc. for the three months ended March 31, 2011 and Excel Trust, Inc. Predecessor for the three months ended March 31, 2010	4

	Condensed Consolidated and Combined Statements of Equity of Excel Trust, Inc. for three months ended March 31, 2011 and Excel Trust, Inc. Predecessor for the three months ended March 31, 2010	5

	Condensed Consolidated and Combined Statements of Cash Flows of Excel Trust, Inc. for the three months ended March 31, 2011 and Excel Trust, Inc. Predecessor for the three months ended March 31, 2010	6

	Notes to Condensed Consolidated and Combined Financial Statements of Excel Trust, Inc. and Excel Trust, Inc. Predecessor	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II	Other Information	27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Reserved	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,2011 (unaudited)	December 31, 2010
ASSETS:

Property:
Land	$164,712	$153,601
Buildings	191,931	178,374
Site improvements	19,231	18,832
Tenant improvements	19,720	18,242
Construction in progress	10,801	4,423
Less accumulated depreciation	(10,529)	(8,360)

Property, net	395,866	365,112
Cash and cash equivalents	3,955	6,525
Restricted cash	4,393	5,870
Tenant receivables, net	1,860	1,945
Lease intangibles, net	53,791	53,024
Mortgage loan receivable	2,000	2,000
Deferred rent receivable	1,498	1,148
Other assets	6,726	5,464

Total assets	$470,089	$441,088

LIABILITIES AND EQUITY:

Liabilities:
Mortgages payable, net	$150,957	$137,043
Notes payable	37,835	85,384
Accounts payable and other liabilities	20,190	12,944
Lease intangibles, net	7,222	7,150
Dividends/distributions payable	3,037	1,957

Total liabilities	219,241	244,478

Equity:

Stockholders’ equity
Preferred stock, 50,000,000 shares authorized; 7.0% Series A cumulative convertible perpetual preferred stock, $50,000,000 liquidation preference ($25.00 per share), 2,000,000 and 0 shares issued and outstanding, at March 31, 2011 and December 31, 2010, respectively	47,628	—
Common stock, $.01 par value, 200,000,000 shares authorized; 16,576,831 and 15,663,331 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	165	156
Additional paid-in capital	188,972	191,453
Cumulative distributions in excess of net income	(3,754)	(3,725)

	233,011	187,884
Accumulated other comprehensive loss	(162)	(373)

Total stockholders’ equity	232,849	187,511

Non-controlling interests	17,999	9,099

Total equity	250,848	196,610

Total liabilities and equity	$470,089	$441,088

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	The Company	The Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenues:
Rental revenue	$9,210	$1,138
Tenant recoveries	1,899	82
Other income	104	—

Total revenues	11,213	1,220

Expenses:
Maintenance and repairs	639	77
Real estate taxes	1,135	103
Management fees	124	32
Other operating expenses	768	75
General and administrative	2,650	6
Depreciation and amortization	4,369	460

Total expenses	9,685	753

Net operating income	1,528	467

Interest expense	(2,565)	(361)
Interest income	40	—
Gain on acquisition of real estate	937	—

Net (loss) income	(60)	106
Non-controlling interest	(31)	94

Net (loss) income attributable to Excel Trust Inc. and Excel Trust, Inc. Predecessor	$(29)	$12
Preferred stock dividends	$(603)	$—

Net (loss) income available to the common stockholders and controlling interest of the Predecessor	$(632)	$12

Basic and diluted loss per share	$(0.04)

Weighted-average common shares outstanding - basic and diluted	15,513

Dividends declared per common share	$0.14

Net (loss) income	$(60)	$106
Other comprehensive income:
Change in unrealized loss on interest rate swaps	220	—

Comprehensive income	160	106
Comprehensive (loss) income attributable to non-controlling interests	(22)	94

Comprehensive income attributable to the common stockholders and controlling interest of Predecessor	$182	$12

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

The Predecessor

	Total Owner’s Equity	Non-controlling Interests	Total Equity
Balance January 1, 2010	$8,622	$900	$9,522
Contributions	149	31	180
Distributions	(201)	(94)	(295)
Net (loss) income	12	94	106

Balance March 31, 2010	$8,582	$931	$9,513

The Company

	Series A Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated other Compre- hensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
		Shares	Amount
Balance at January 1, 2011	$—	15,663,331	$156	$191,453	$(3,725)	$(373)	$187,511	$9,099	$196,610
Net proceeds from sale of Preferred Stock	47,628	—	—	—	—	—	47,628	—	47,628
Issuance of restricted common stock awards	—	913,500	9	(9)	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	451	—	—	451	—	451
Common stock dividends	—	—	—	(2,320)	—	—	(2,320)	—	(2,320)
Issuance of non-controlling interests	—	—	—	—	—	—	—	9,035	9,035
Distributions to non-controlling interests	—	—	—	—	—	—	—	(113)	(113)
Comprehensive Loss:
Net loss	—	—	—	—	(29)	—	(29)	(31)	(60)
Preferred stock dividends	—	—	—	(603)	—	—	(603)	—	(603)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	211	211	9	220

Balance at March 31, 2011	$47,628	16,576,831	$165	$188,972	$(3,754)	$(162)	$232,849	$17,999	$250,848

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	The Company	The Predecessor
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net (loss) income	$(60)	$106
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,369	460
Gain on acquisition of real estate	(937)	—
Deferred rent receivable	(371)	(63)
Amortization of above and below market leases	44	(20)
Amortization of deferred financing costs	234	17
Bad debt expense	204	16
Amortization of share-based compensation	451	—
Change in assets and liabilities:
Tenant and other receivables	(97)	31
Other assets	(59)	(77)
Accounts payable and other liabilities	2,718	(327)

Net cash provided by operating activities	6,496	143

Cash flows from investing activities:
Acquisitions of property, development and property improvements	(8,339)	(103)
Capitalized leasing costs	(239)	(95)
Restricted cash	2,170	(14)

Net cash used in investing activities	(6,408)	(212)

Cash flows from financing activities:
Issuance of preferred stock	47,628	—
Payments on mortgages payable	(298)	(187)
Payments on notes payable	(47,549)	—
(Payments) and proceeds from Predecessor controlling interests	—	119
Contributions from Predecessor controlling interests	—	149
Contributions from Predecessor non-controlling interests	—	31
Distributions to Predecessor controlling interests	—	(201)
Distributions to Predecessor non-controlling interests	—	(94)
Dividends/distributions	(1,957)	—
Deferred financing costs	(482)	(28)

Net cash provided (used) by financing activities	(2,658)	(211)

Net decrease	(2,570)	(280)
Cash and cash equivalents, beginning of period	6,525	661

Cash and cash equivalents, end of period	$3,955	$381

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$1,961	$338

Non-cash investing and financing activity:
Acquisition of real estate for operating partnership units	$9,035	$—

Assumption of net mortgage debt in connection with property acquisitions	$14,269	$—

Assets received in connection with property acquisitions	$693	$—

Liabilities assumed in connection with property acquisitions	$3,835	$—

Dividends/distributions payable	$3,036	$—

Accrued additions to development	$858	$26

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(Unaudited)

1. Organization:

Excel Trust, Inc. (the “Company”) was incorporated in the State of Maryland on December 15, 2009. On April 28, 2010, the Company completed an initial public offering (the “Offering”) of 15,000,000 shares of its common stock at an aggregate public offering price of $210,000. In connection with the Offering, the Company and its operating partnership subsidiary, Excel Trust, L.P. (the “Operating Partnership”), of which the Company is the sole general partner, together with the partners and members of the affiliated partnerships and limited liability companies of Excel Trust, Inc. Predecessor (“ETP” or the “Predecessor”) and other parties which hold direct or indirect ownership interests in the Properties (defined below) engaged in certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (1) continue the operations of ETP, (2) enable the Company to raise the necessary capital to acquire increased interests in certain of the Properties, (3) provide capital for future acquisitions, (4) fund certain development costs at the Company’s development property, (5) establish a capital reserve for general corporate purposes, and (6) fund future joint venture capital commitments.

Following the Offering, ETP was contributed to the Company and the Operating Partnership in exchange for 507,993 shares of the Company’s common stock and 641,062 partnership interests (the “OP Units”). The exchange of entities or interests therein for shares of common stock of the Company and OP Units has been accounted for as a reorganization of enties under common control, and accordingly, the related assets and liabilities of ETP have been reflected at their historical cost basis. The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2010.

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

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

The unaudited interim condensed consolidated and combined financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the combined financial statements for the interim periods have been made. Operating results for the periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

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

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities are deferred rents in the amount of $3,002 and $3,082 at March 31, 2011 and December 31, 2010, respectively.

Revenues:

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of cash rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income was increased by $371 and $63 in the three months ended March 31, 2011 and 2010, respectively, due to the straight-line rent adjustment.

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

The Company assesses whether there has been impairment in the value of its long-lived assets by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell. There was no impairment charge recorded for the three months ended March 31, 2011 or 2010.

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

Tenant receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in other operating expenses on the accompanying consolidated and combined statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At March 31, 2011 and December 31 2010, the Company had $669 and $605, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the three months ended March 31, 2011 and 2010, $204 and $15, respectively, of receivables were charged to bad debt expense.

Non-controlling Interests

At March 31, 2011 and December 31, 2010, non-controlling interest represented the portion of equity that the Company did not own in those entities it consolidates. Non-controlling interests also include OP Units not held by the Company.

In conjunction with the Formation Transactions, certain interests in the Predecessor were contributed in exchange for OP Units. OP Units not held by the Company are reflected as non-controlling interests in the Company’s consolidated financial statements. The OP Units not held by the Company may be redeemed by the holder for cash. The Company, at its option, may satisfy the redemption obligation with common stock on a one-for-one basis.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Concentration of Risk

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. At various times during the periods, the Company and ETP had deposits in excess of the FDIC insurance limit.

In the three months ended March 31, 2011, no tenant accounted for more than 10% of revenues. In the three months ended March 31, 2010, two tenants accounted for 24.3% and 12.0% of total revenues, respectively.

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

Earnings per Share:

Basic earnings (loss) per share is computed by dividing (loss) income available to common stockholder by the weighted average shares outstanding, as adjusted for the effect of participating securities. The Company’s unvested restricted share awards are participating securities as they contain non-forfeiture rights to dividends. The impact of unvested restricted share awards on earnings (loss) per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends and the unvested restricted shares’ participation rights in undistributed earnings (losses).

The calculation of diluted earnings per share for the three months ended March 31, 2011 does not include unvested restricted common shares, or contingently issuable shares (Note 3), as the effect of including these equity securities was anti-dilutive. In addition, common shares issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (the “Preferred Stock”) were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three months ended March 31, 2011. Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

Three Months Ended March 31, 2011
Basic earnings per share:
Net loss available to common stockholders	$(632)
Allocation to participating securities	(59)

Undistributed loss	$(691)

Weighted-average common shares outstanding:
Basic and diluted	15,513,370

Basic and diluted earnings per share:
Net loss per share available to common stockholders, basic and diluted	$(0.04)

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

The following table reflects the fair values of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis and changes in the fair value for each reporting period (in thousands):

	Balance at March 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Interest rate swaps	$168	$—	$168	$—
Contingent consideration related to business combinations(1)	2,500	—	—	2,500
Derivative instrument related to business combinations(2)	3,835	—	—	3,835

	Balance at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Interest rate swaps	$388	$—	$388	$—
Contingent consideration related to business combinations(1)	2,500	—	—	2,500

(1)

Additional consideration may be due to the sellers of certain properties based on their ability to lease-up vacant space through October 18, 2011 and December 31, 2011. The Company has estimated the fair value of the contingent consideration based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions at that date. This amount is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

(2)

Amount reflects the fair value of a guarantee for OP units provided to the sellers of a property acquired in March 2011 (see Note 3 for additional details). The Company has estimated the fair value of the derivative instrument using a Monte Carlo valuation model to project the future value of the Company’s common stock based on the historical volatility and closing price of the Company’s common stock and a risk-free interest rate. This amount is included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

During the three months ended March 31, 2011, financial instruments measured on a recurring basis using level three inputs was increased by the addition of a derivative instrument related to a business combination in the amount of $3,835. There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to fair value measurements using level three inputs.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Recent Accounting Pronouncements:

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which amended ASC Topic 805, Business Combinations (“ASC 805”). The objective of this guidance is to eliminate diversity in the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date occurs following the first annual reporting period which commences after December 15, 2010. The guidance is required in interim and annual reporting periods. Early adoption is permitted. The Company’s adoption of this guidance effective January 1, 2011 did not have a material effect on the Company’s consolidated financial statements.

3. Acquisitions:

The Company completed two acquisitions in the three months ended March 31, 2011 and no acquisitions in the three months ended March 31, 2010:

Date Acquired	Property	Location	Square Footage	Purchase Price	Cash Paid	Debt Assumed
March 22, 2011	Rite Aid(1)	Vestavia Hills, AL	11,180	1,467	—	1,452
March 11, 2011	Edwards Theatres(2)	San Marcos, CA	100,551	25,781	1,200	12,400

(1)	A gain of $937 was recognized on the acquisition of this property which represented the difference between the fair value at the date of closing and the price paid.

(2)

In addition to the cash and mortgage debt assumed, 764,343 OP Units were issued in connection with this acquisition at $11.82 per unit. These OP Units can be redeemed for shares of the Company’s common stock after one year. If the redemption takes place in the second year after the acquisition and the price of shares of the Company’s common stock is less than $14.00 per share at the date of redemption, the Company must issue additional shares or cash for the difference. The Company has recorded a liability for $3,835 for the fair value of this redemption provision.

Business Combinations

The following summary provides a preliminary allocation of purchase price for the above acquisitions. The allocations for the properties acquired in 2011 are estimates and subject to adjustment as allowed by GAAP.

2011 Property Acquisitions
Land	$10,907
Building	12,964
Site improvements	359
Tenant improvements	623
Lease intangible assets	3,116
Mortgage payable, net	(356)
Lease intangible liabilities	(365)

Real estate acquisitions	$27,248

        The following unaudited pro forma information for the three months ended March 31, 2011 has been prepared to reflect the incremental effect of the properties acquired in 2011 as if such acquisitions had occurred on January 1, 2011. Pro forma information for the three months ended March 31, 2010 is impractical to determine as information for the properties is not available for that period.

Three Months Ended March 31, 2011
Revenues	$11,825
Net income	$32

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
In-place leases, net of accumulated amortization of $6,399 and $4,703 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 99 and 101 months as of March 31, 2011 and December 31, 2010, respectively)	$32,801	$32,328

Above market leases, net of accumulated amortization of $1,527 and $1,212 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 95 and 97 months as of March 31, 2011 and December 31, 2010, respectively)	7,444	7,803

Leasing commissions, net of accumulated amortization of $1,968 and $1,568 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 146 and 151 months as of March 31, 2011 and December 31, 2010, respectively)	13,546	12,893

	$53,791	$53,024

Estimated amortization of lease intangible assets as of March 31, 2011 and for each of the next five years and thereafter is as follows:

Year	Amount
2011 (remaining nine months)	$7,085
2012	8,165
2013	6,837
2014	5,744
2015	4,405
Thereafter	21,555

Total	$53,791

Amortization expense recorded on the lease intangible assets for the three months ended March 31, 2011 and 2010 was $2,384 and $119, respectively. Included in these amounts are $337 and $15, respectively, of amortization recorded against rental income in the Company and ETP’s condensed combined statements of operations for above market leases.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at March 31, 2011 and December 31, 2010:

	December 31, 2010	December 31, 2010
Below market leases, net of accumulated amortization of $1,466 and $1,173 as of March 31, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 118 and 121 months as of March 31, 2011 and December 31, 2010, respectively)	$7,222	$7,150

Amortization recorded on the lease intangible liabilities for the three months ended March 31, 2011 and 2010 was $293 and $37, respectively. These amounts were recorded to rental income in the Company and ETP’s condensed consolidated and combined statements of operations.

Estimated amortization of lease intangible liabilities as of March 31, 2011 and for each of the next five years and thereafter is as follows:

Year	Amount
2011 (remaining nine months)	$834
2012	952
2013	839
2014	758
2015	636
Thereafter	3,203

Total	$7,222

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

6. Variable Interest Entities

The Company analyzes joint ventures in accordance with ASC 810-10 to determine whether they are variable interest entities (“VIEs”), and, if so, whether the Company is the primary beneficiary. The Company’s judgment with respect to the level of influence or control over an entity and whether the Company is the primary beneficiary of a VIE involves consideration of various factors including the form of ownership interest, voting interest, the size of investment (including loans) and ability to participate in major policy-making decisions. The ability to correctly assess influence or control over an entity affects the presentation of these investments in the consolidated financial statements.

Consolidated Variable Interest Entities

Included within the consolidated financial statement is the 50% joint venture with AB Dothan, LLC, that is deemed a VIE, and for which the Company is the primary beneficiary as it has the power to direct activities that most significantly impact the economic performance of the VIE.

As of March 31, 2011 and December 31, 2010, total carrying amount of assets was approximately $17,595 and $18,600, respectively which includes approximately $11,729 and $8,300, respectively of real estate assets. As of March 31, 2011 and December 31, 2010, the total carrying amount of liabilities was approximately $16,966 and $15,900, respectively.

Unconsolidated Variable Interest Entities

On December 9, 2010, the Company loaned $2,000 to an unaffiliated borrower which has been identified as a VIE. The Company does not consolidate the VIE because it does not have the ability to control the activities that most significantly impact the VIE’s economic performance. See Note 7 for additional description of the loan.

7. Mortgage Loan Receivable

On December 9, 2010, the Company loaned $2,000 to an unaffiliated borrower. The proceeds were used to facilitate the land acquisition and development of a shopping center anchored by Publix in Brandon, Florida. The loan is secured with a second mortgage trust deed on the property and is personally guaranteed by members of the borrower. The loan bears interest at 8% per annum. In connection with the loan, the Company also entered into a purchase and sale agreement to acquire this property upon maturity. The loan matures on the earlier of April 2012 or the acquisition of the property. We estimate the fair value of the mortgage loan receivable approximates the book value at March 31, 2011 and December 31, 2010 by using discounted cash flow analyses based on an appropriate market rate for a similar type of instrument.

8. Mortgages Payable, net

Mortgages payable at March 31, 2011 and December 31, 2010 consist of the following:

	Carrying Amount of Mortgage Notes		Interest Rate	Monthly Payment(1)	Maturity Date
Property Pledged as Collateral	March 31, 2011	December 31, 2010
Excel Centre	$12,708	$12,768	6.08%	$85	2014
Five Forks Place	5,198	5,242	5.50%	39	2013
5000 South Hulen	14,034	14,086	5.60%	83	2017
Lowe’s, Shippensburg	14,072	14,147	7.20%	110	2031
Merchant Central	4,625	4,647	5.94%	30	2014
Grant Creek Town Center	15,944	16,029	5.75%	105	2013
Mariner’s Point	3,465	3,482	7.10%	25	2011
Park West Place(2)	55,800	55,800	3.91%	182	2013
Northside Mall(3)	12,000	12,000	0.36%	3	2035
Rite Aid, Vestavia	1,452	—	7.25%	21	2018
Edwards Theatres, San Marcos	12,418	—	6.74%	95	2014

	$151,716	$138,201
Less: discount(4)	(759)	(1,158)

Mortgage notes payable, net	$150,957	$137,043

(1)	This represents the monthly payment of principal and interest at March 31, 2011.

(2)	The loan bears interest at a rate of LIBOR plus 2.50%. In December 2010, the Company entered into interest rate swap contracts which fixed LIBOR at an average of 1.41% for the term of the loan.

(3)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds. The interest rate on the bonds is currently priced off of the Securities

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Industry and Financial Markets Association, or SIFMA, index but could change based on the credit of the bonds. The bonds are secured by a $12,100 letter of credit issued by the Company from the Company’s credit facility

(4)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below or above market interest rates and (b) underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the three months ended March 31, 2011 and 2010 was $20 and $77, respectively.

The fair value of mortgage notes payable at March 31, 2011 and December 31, 2010 was $153,118 and $139,141, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

The Company’s mortgage debt maturities at March 31, 2011 and during the next five years is as follows:

Year Ending December 31,	Amount
2011 (remaining nine months)	$4,812
2012	1,898
2013	77,444
2014	28,726
2015	852
Thereafter	37,984

$151,716

9. Notes Payable

On July 8, 2010, the Company and the Operating Partnership entered into an unsecured revolving credit facility (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility of up to $125,000. The Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $275,000 to a total of $400,000, subject to receipt of lender commitments and other conditions precedent. The maturity date is July 7, 2013 and can be extended for one year at the Company’s option. The Company, among other things is subject to covenants requiring the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt, and (2) minimum fixed coverage ratios. At March 31, 2011, the Company was in compliance with all of the covenants in the Credit Agreement.

The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 275 basis points to 400 basis points, depending on the Company’s leverage ratio, provided that in no event shall LIBOR be deemed to be less than 1.50%. The Company will also pay a 0.45% fee for any unused portion of the revolving credit facility. Borrowings from the credit facility were $36,300 at March 31, 2011. These proceeds were primarily used to acquire properties. The interest rate at March 31, 2011 was 4.25%. In addition, the Company issued a $12,100 letter of credit from the revolving credit facility which secures an outstanding $12,000 bond payable for the Northside Mall. This bond is included with the mortgages payable on the Company’s condensed consolidated balance sheet. At March 31, 2010, there was approximately $58,100 available for borrowing under the facility.

At March 31, 2011, the Company had a note payable from a consolidated joint venture to the Company’s partner in the amount of $1,535. The note bears interest at 6% and is due the earlier of May 1, 2012 or when Publix and Hobby Lobby, two new tenants in the property owned by the joint venture, commence their lease and are opened for business.

The Company determines the fair value of the unsecured revolving credit facility and the note payable by performing discounted cash flow analyses using an appropriate market discount rate for similar types of instruments. At March 31, 2011 and December 31, 2010, the fair value approximated $39,800 and $87,200, respectively.

10. Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings. In addition, the Company may execute agreements in connection with business combinations that include embedded derivative instruments as part of the consideration provided to the sellers of the properties. Although these embedded derivative instruments are not intended as hedges of risks faced by the Company, they can provide additional consideration to the Company’s selling counterparties and may be a key component of negotiations.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. In December 2010, the Company executed two pay-fixed interest rate swaps to hedge the variable cash flows associated with one of the Company’s mortgage payables. The Company had no derivative financial instruments prior to the execution of the two swaps. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2010, the Company recorded no amounts in earnings attributable to hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged variable-rate debt. During the next twelve months, the Company estimates that an additional $570,490 will be reclassified as an increase to interest expense.

As of March 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Cash Flow Hedge Derivative Summary
	As of March 31, 2011 and December 31, 2010
	Number of Instruments	Notional
Derivative Type
Interest Rate Swaps	2	$55,800

Total	2	$55,800

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010.

Fair Values of Derivative Instruments

	As of March 31, 2011		As of December 31, 2010
	Derivatives Asset	Derivative Liabilities	Derivatives Asset	Derivative Liabilities
Interest rate derivatives
Balance Sheet Location	Other Assets	Accounts payable and other liabilities	Other assets	Accounts payable and other liabilities
Pay-Fixed Swaps	$0	$168	$0	$388
Derivative instrument related to business combinations	0	3,835	0	0

Total	$0	$4,003	$0	$388

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended March 31, 2011:

	Income Statement Impact of Derivatives in Cash Flow Hedging Relationships For the Three Months Ended March 31, 2011
	Amount of Unrealized Gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate derivatives
Pay-Fixed Swaps	$69	Interest expense	$152	Other income/expense	$0

Total	$69		$152		$0

Credit-risk-related Contingent Features

Under the terms of the two interest rate swaps detailed above, the Company could be declared in default on its obligations under the swap agreements in the event the indebtedness has not been accelerated by the lender. Additionally, because the Company’s derivative counterparty is also the lender for the hedged floating rate credit agreement, the swap agreements incorporate the loan covenant provisions of the Company’s indebtedness. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

If the Company had breached any of these provisions at March 31, 2011, it could have been required to settle its obligations under the agreements at their termination value. As of March 31, 2011, the termination value defined as the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was a liability of $216. As of March 31, 2011, the Company has not posted any collateral related to these agreements.

Although the Company’s derivative contracts are subject to a master netting arrangement, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

11. Equity

The Company issued 15,000,000 shares in conjunction with the Offering resulting in net proceeds of approximately $194,600 after deducting the underwriters’ discount and commissions and offering expenses. In conjunction with the Formation transaction, the Company also issued 507,993 shares of common stock and 641,062 OP Units. The Company has issued restricted stock awards to senior executives, directors and employees totaling 1,068,838 shares of common stock, which are included in the total shares of common stock outstanding as of March 31, 2011.

On January 28, 2011, the Company issued 2,000,000 shares of Preferred Stock, with a liquidation preference of $25.00 per share. The Company pays cumulative dividends on the Preferred Stock when, as and if declared by the Company’s Board of Directors, from the date of original issue at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Preferred Stock is $1.75, payable quarterly in arrears on the 15th calendar day of each January, April, July and October of each year, as and if declared by the Company’s Board of Directors.

The Preferred Stock is be convertible, at the holders’ option, at any time and from time to time, into common stock of the Company at an initial conversion rate of 1.6667 shares of common stock per share of Preferred Stock, which is equivalent to an initial conversion price of $15.00 per share. The conversion price will be subject to customary adjustments in certain circumstances. On or after April 1, 2014, the Company may, at its option, convert some or all of the Preferred Stock if the closing price of the common stock equals or exceeds 140% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the notice of exercise of conversion is sent and the Company has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the Preferred Stock. Net proceeds from this offering were approximately $47.6 million. The Company used the net proceeds of this offering to repay a portion of the outstanding indebtedness under the unsecured revolving credit facility.

On January 28, 2010, the Company entered into a registration rights agreement with the representatives of the initial purchasers of the Preferred Stock, pursuant to which the Company agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission a registration statement registering the Preferred Stock and the common stock issuable upon conversion of the Preferred Stock. On May 6, 2011, the Company filed such a registration statement on Form S-3 with the Securities and Exchange Commission, which is not yet effective. In the event that the registration statement is not declared effective within the deadline, the

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Company may be subject to the payment of additional dividends to holders of the Preferred Stock at a rate per annum of 0.25% through the first ninety days and at a rate per annum of 0.50% thereafter.

Consolidated net income is reported in the Company’s condensed consolidated financial statements at amounts that include the amounts attributable to both the common stockholders and the non-controlling interests. In conjunction with the Formation Transactions, certain interests in the Predecessor were contributed in exchange for OP Units. OP Units not held by the Company are reflected as non-controlling interest in the Company’s condensed consolidated financial statements and included as equity. OP Units not held by the Company have redemption provisions that permit the Operating Partnership to settle in either cash or common stock at the option of the Operating Partnership, which have been further evaluated to determine that permanent equity classification on the balance sheet is appropriate.

The following table shows the ownership interests in the Operating Partnership:

	March 31, 2011		December 31, 2010
	Partner ship Units	Percentage of Total	Partnership Units	Percentage of Total
Excel Trust, Inc.	15,514,541	91.7%	15,512,755	96.0%
Noncontrolling interest consisting of:
OP Units	1,405,405	8.3%	641,062	4.0%

Total	16,919,946	100.0%	16,153,817	100.0%

A charge is recorded each period in the consolidated statements of income for the non-controlling interests’ proportionate share of the Company’s net income. Ownership interests held by the Company do not include unvested restricted stock.

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

The following shares of restricted common stock have been issued as of March 31, 2011:

Grant Data	Price at Grant Date	Number	Vesting Period (yrs.)
April 23, 2010 (1)	$13.30	126,766	4
April 23, 2010 (2)	$13.30	28,572	4
March 7, 2011 (1)	$11.96	295,000	4
March 7, 2011 (3)	$11.96	618,000	3

(1)

Shares issued to certain of the Company’s senior management. These shares vest over four years with 25% vesting on the first anniversary date of the grant date and the remainder vesting in equal quarterly installments thereafter.

(2)	Shares issued to members of the Company’s Board of Directors. These shares vest pro-rata over four years in monthly installments.

(3)

Shares issued to certain of the Company’s senior management and employees. These shares vest over three years depending on the Company’s stock meeting certain market conditions. The Company calculated the fair value of the restricted common stock to be $8.87 per share on the date of grant with the assistance of independent valuation specialists. The corresponding compensation expense of approximately $5,500 will be recognized utilizing a graded vesting method over the three-year period as long as the recipients of the grants remain employed at the Company regardless of whether the Company’s common stock satisfies the market conditions.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Shares of the Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Company’s restricted common stock have full voting rights and rights to dividends. During the three months ended March 31, 2011, the Company recognized compensation expense of $451 related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures in 2011. Stock compensation expense is included in general and administrative in the Company’s accompanying condensed consolidated statements of operations.

As of March 31, 2011 and December 31, 2010, there was $10,975 and $1,709, respectively, of total unrecognized compensation expense related to the non-vested shares of the Company’s restricted common stock. As of March 31, 2011 and December 31, 2010, this expense was expected to be recognized over a remaining period of 3.2 years and 3.3 years, respectively.

	Number of Nonvested Shares of Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance - January 1, 2010	—	$—
Granted - April 23, 2010	155,338	$13.30
Granted - March 7, 2011	913,500	$9.85
Vested	(6,548)	$13.30

Balance - March 31, 2011	1,062,290	$10.33

Expected to vest - March 31, 2011	1,062,290	$10.33

12. Related Party Transactions

Prior to the Offering, Excel Realty Holdings, LLC, a company wholly-owned by Mr. Sabin (“ERH”), managed operations of ETP under various management agreements. Fees paid to ERH for property management services were $32 in the three months ended March 31, 2010.

Subsequent to the Offering, many of the employees of ERH became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. In the three months ended March 31, 2011, $52 was reimbursed to the Company from ERH and included in other income in the consolidated statements of operations.

13. Income Taxes

The Company intends to elect to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2010. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including the requirement that it distribute currently at least 90% of its REIT taxable income to its stockholders. It is the Company’s intention to comply with these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal, state or local income taxes on income it distributes currently (in accordance with the Code and applicable regulations) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, properties and operations and to federal income and excise taxes on its taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

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

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

Environmental Matters:

The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at its properties, the Company is not currently aware of any environmental liability with respect to its properties that would have a material effect on its condensed consolidated and combined balance sheets, results of operations or cash flows. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that it believes would require additional disclosure or the recording of a loss contingency.

Property Acquisitions:

In connection with the Company’s note receivable secured by real estate, the Company also entered into a purchase and sale agreement to acquire the property. The purchase price will be dependent upon leasing and net operating income of the property when acquired. Also, On March 21, 2011, the company entered into a purchase agreement to acquire an approximately 433,000 square foot retail shopping center in Arizona. The purchase price for the shopping center, excluding closing costs, is approximately $110,000, of which approximately $52,800 will be assumed debt with an interest rate of 4.8%.

Other

The Company’s other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In management’s opinion, these matters are not expected to have a material adverse effect on its condensed consolidated and combined balance sheets, results of operations or cash flows. In addition, we expect to incur approximately $31,900 in construction costs on three development properties.

15. Segment Disclosure

The Company and ETP’s reportable segments consist of the two types of commercial real estate properties for which management internally evaluates operating performance and financial results: Office Properties and Retail Properties. The Company was formed for the primary purpose of owning and operating Retail Properties. As such, administrative costs after the Offering are shown under the Retail Property segment. Retail Properties also includes undeveloped land which the Company intends to develop into a retail property.

The Company and ETP evaluate the performance of the operating segments based upon property net operating income. “Property Net Operating Income” is defined as operating revenues (rental revenue and tenant recoveries) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses) and general and administrative expenses and excludes other non-property income, interest expense, depreciation and amortization. There is no intersegment activity.

The following tables reconcile the Company and ETP’s segment activity to their condensed consolidated and combined results of operations and financial position for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Office Properties:
Total revenues	$822	$798
Property operating expenses	168	154
General and administrative costs	—	5

Property net operating income, as defined	654	639
Depreciation and amortization	241	273
Interest expense	199	202
Interest income	—	—

Net income	$214	$164

Retail Properties:
Total revenues	$10,391	$422
Property operating expenses	2,498	133
General and administrative costs	2,650	1

Property net operating income, as defined	5,243	288
Depreciation and amortization	4,128	187
Interest expense	2,366	159
Interest income	40	—
Gain on acquisition of real estate	937	—

Net loss	$(274)	$(58)

Total Reportable Segments:
Total revenues	$11,213	$1,220
Property operating expenses	2,666	287
General and administrative expenses	2,650	6

Property net operating income, as defined	5,897	927
Depreciation and amortization	4,369	460
Interest expense	2,565	361
Interest income	40	—
Gain on acquisition of real estate	937	—

Net (loss) income	(60)	106
Reconciliation to the Consolidated and Combined Net Income Attributable to Controlling Interest:
Total net (loss) income for reportable segments	(60)	106
Net income attributable to non-controlling interests	(31)	94

Net (loss) income attributable to Excel Trust, Inc. and Excel Trust, Inc. Predecessor	$(29)	$12

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2011	2010
Assets:
Office Properties:
Total assets	$15,961	$16,081
Retail Properties:
Total assets	454,128	425,007

Total Reportable Segments & Consolidated and Combined Assets:
Total assets	$470,089	$441,088

16. Subsequent Events

On April 5, 2011, the Company, through the Operating Partnership, completed the acquisition of Gilroy Crossing Shopping Center (“Gilroy Crossing”), a 473,640 square foot retail shopping center (of which 325,431 square feet are owned) located in Gilroy, California. The purchase price was approximately $68,500 and consisted of the assumption of $48,000 of mortgage debt and $20,500 of cash which was funded from borrowings from the Company’s unsecured credit facility. The mortgage loan bears interest at a rate of 5.01% and matures on October 11, 2014.

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

The following discussion should be read in conjunction with the condensed consolidated and combined financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in the retail industry or the markets in which we operate; changes in local, regional and national economic conditions; our inability to compete effectively; our inability to collect rent from tenants; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; decreased rental rates or increased vacancy rates; our failure to obtain necessary outside financing on favorable terms or at all; changes in the availability of additional acquisition opportunities; our inability to successfully complete real estate acquisitions; our failure to successfully operate acquired properties and operations; our failure to qualify or maintain our status as a REIT; government approvals, actions and initiatives, including the need for compliance with environmental requirements; financial market fluctuations; and changes in real estate and zoning laws and increases in real property tax rates. While forward-looking statements reflect our good faith beliefs (or those of the indicated third parties), they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2010. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

On April 28, 2010, we completed the Offering of our common stock. In connection with the Offering , we and the Operating Partnership, of which we are the sole general partner, engaged in the Formation Transactions. The Formation Transactions were designed to (1) continue the operations of four properties that were contributed by related parties, (2) enable us to raise the necessary capital to acquire increased interests in certain of the properties, (3) provide capital for future acquisitions, (4) fund certain development costs at our development property, (5) establish a capital reserve for general corporate purposes and (6) fund future joint venture capital commitments. The exchange of entities or interests therein for shares of our common stock and OP Units was accounted for as a reorganization of entities under common control, and accordingly, the related assets and liabilities were reflected at their historical cost basis. We were organized as a Maryland corporation on December 15, 2009 and intend to elect to be taxed as a REIT beginning with our taxable year ended December 31, 2010.

As of March 31, 2011, we owned a portfolio consisting of 22 retail operating properties totaling approximately 2.6 million square feet of gross leasable area, which were approximately 94.0% leased and had a weighted average age of approximately five years, based on gross leasable area. In addition, we own one commercial office property totaling 82,157 square feet of gross leasable area, which was 96.4% leased as of March 31, 2011. We utilize a portion of this commercial building as our headquarters. We also own two land parcels comprising approximately 31 acres slated for retail development and a 50% interest in a property currently being redeveloped.

Our operations are carried on primarily through our Operating Partnership. Pursuant to contribution agreements, we and our Operating Partnership received a contribution of interests in four properties as well as the property management, leasing and real estate development operations of the properties in exchange for the issuance of shares of our common stock or OP Units and/or the payment of cash to the contributors and the assumption of debt and other specified liabilities in connection with the Offering.

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

Critical Accounting Policies

A complete discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the Securities and Exchange Commission and is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

New Accounting Standards

See Note 2 to the condensed consolidated and combined financial statements included elsewhere herein for disclosure of new accounting standards.

Results of Operations

We operate through two reportable business segments: retail properties and office properties. The office segment consists of one property, Excel Centre, with a total of 82,157 leasable square feet. Our Predecessor has owned and operated Excel Centre since 2004. All of our other properties are reported in the retail segment. At March 31, 2011, we owned 22 retail operating properties with a total of approximately 2.6 million of leasable square feet.

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

You should read the following discussion in conjunction with the segment information disclosed in Note 15 to our condensed consolidated and combined financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the three months ended March 31, 2011 and 2010. Results for the three months ended March 31, 2010 reflect operations of the Predecessor properties prior to the IPO. Management believes this information provides for the most meaningful comparison as the historical cost of the Predecessor properties were carried over by the Company at historical cost subsequent to the Offering and therefore, results of operations for such properties would be comparable for those periods. However, our results of operations for the three month ended March 31, 2011 and 2010 may not be indicative of our future results of operations.

Retail Properties

At March 31, 2011, we owned 22 retail operating properties totaling approximately 2.6 million square feet. The properties were 94% leased and 21 leases were signed or renewed in the three months ended March 31, 2011. At March 31, 2010, our Predecessor owned two operating properties comprised of approximately 121,000 square feet.

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Total revenues, which include rental revenues and tenant recoveries including insurance, property taxes and other operating expenses paid by tenants, increased by $10.0 million to $10.4 million for the three months ended March 31, 2011 compared to $0.4 million for the three months ended March 31, 2010. The increase was directly related to our acquisition of 20 retail properties since the completion of the Offering.

Property operating expenses, which include maintenance and repair expenses, real estate taxes, management fees and other operating expenses including bad debts, increased by $2.4 million to $2.5 million for the three months ended March 31, 2011 compared to $0.1 million for the three months ended March 31, 2010. Seven of the properties we acquired are under triple-net leases whereby the tenant pays for all the operating expenses. The increase primarily related to the 13 operating retail properties we acquired since the completion of the Offering that are not under triple-net leases.

General and administrative expenses were $2.7 million for the three months ended March 31, 2011 compared to $1,000 for the three months ended March 31, 2010. General and administrative expenses in the three months ended March 31, 2011 relate to our operations since the completion of the Offering, and include salaries and other costs incurred to operate as a public company. Prior to the Offering, there were no general and administrative expenses included in the Predecessor’s results of operations other than those that were directly related to the properties contributed to us by the Predecessor.

Depreciation and amortization expense increased $3.9 million, to $4.1 million for the three months ended March 31, 2011 compared to $0.2 million for the three months ended March 31, 2010. The increase was directly related to our acquisition of 20 retail properties since the completion of the Offering.

Interest expense increased $2.2 million to $2.4 million for the three months ended March 31, 2011 compared to $0.2 million for the three months ended March 31, 2010. The increase was due to the increase in mortgage and notes payable. At March 31, 2011, we had $188.8 million compared to $33.7 million of debt outstanding at March 31, 2010.

Commercial Office Properties

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Total revenues did not change significantly (approximately $0.8 million for both the three months ended March 31, 2011 and 2010) as there were no significant changes in tenants or rents.

Property operating expenses did not change significantly (approximately $0.2 million for both the three months ended March 31, 2011 and 2010) as there were no significant changes in operations.

There were no significant general and administrative expenses related to our commercial office property in either the three months ended March 31, 2011 or 2010.

Depreciation and amortization expense was relatively stable in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 ($32,000 difference) as there was no significant change in tenants.

Interest expense did not change significantly (approximately $0.2 million in both the three months ended March 31, 2011 and 2010) as there was no significant change in the mortgage balance outstanding other than scheduled principal amortization from monthly debt payments.

Cash Flows

The following is a comparison, for the three months ended March 31, 2011 and 2010, of the cash flows of the Company and our Predecessor.

Cash and cash equivalents were $4.0 million and $0.4 million at March 31, 2011 and 2010, respectively.

Net cash provided by operating activities was $6.5 million for the three months ended March 31, 2011 compared to $0.1 million for the three months ended March 31, 2010, an increase of $6.4 million. Included in the adjustments to reconcile net loss to cash provided by operating activities was depreciation and amortization which increased $3.9 million from properties acquired since the Offering. The change in other liabilities increased $3.0 million. This was primarily due to payables related to properties acquired since our Offering and general and administrative costs which were not included in the Predecessor 2010 operations.

Net cash used in investing activities was $6.4 million for the three months ended March 31, 2011 compared to $0.2 million for the three months ended March 31, 2010, an increase of $6.2 million. This was primarily the result of construction costs paid in the three months ended March 31, 2011.

Net cash used by financing activities was $2.7 million in the three months ended March 31, 2011 compared to $0.2 million in the three months ended March 31, 2010, an increase of $2.5 million. The increase is primarily due to $2.0 million paid for dividends and distributions to our stockholders and OP Unit holders in the three months ended March 31, 2011. Net proceeds of $47.6 million from the issuance of our Preferred Stock were used to repay $47.5 million outstanding on our credit facility.

Funds From Operations

We present funds from operations (FFO) because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year-over-year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income.

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

The following table presents a reconciliation of our FFO for the three months ended March 31, 2011 and 2010 (in thousands):

	The Company	The Predecessor
	2011	2010
Net (loss) attributable to Excel Trust, Inc. and Excel Trust, Inc. Predecessor	$(29)	$12
Depreciation and amortization	4,369	460
Gain on acquisition of joint venture equity interest	(937)	—

Funds from operations	$3,403	$472

Liquidity and Capital Resources

On April 28, 2010, we completed the Offering of our common stock. Net proceeds for the Operating Partnership were approximately $194.6 million, which were partially used to acquire real estate, pay for the Formation Transactions and for general corporate and working capital purposes. At March 31, 2011, we had $4.0 million of cash and cash equivalents on hand.

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

We intend to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance or will borrow from our unsecured credit facility to pay for upcoming debt maturities. We expect to incur approximately $31.9 million of additional construction costs on our three non-operating properties. Funds for these costs are expected to come from new mortgage financing, borrowings from our unsecured revolving credit facility and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness, long-term secured and unsecured indebtedness and the use of net proceeds from the disposition of non-strategic assets. In addition, we may, from time to time, offer and sell additional shares of preferred stock, as well as debt securities, common stock, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs.

We have one mortgage with a balance of $3.5 million maturing in 2011. We anticipate that we will either refinance this mortgage with a new loan or repay the debt with available cash or borrowings from our credit facility.

On July 8, 2010, we entered into an unsecured revolving credit facility with Wells Fargo Securities, LLC and KeyBanc Capital Markets, as joint lead arrangers and bookrunners, and certain other lenders, as amended from time to time (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility of up to $125.0 million. We have the ability from time to time to increase the size of the revolving credit facility by up to an additional $275.0 million to a total of $400.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is July 7, 2013 and can be extended for one year at our option. The outstanding balance on our revolving credit facility at March 31, 2011 was $36.3 million which was primarily used to acquire properties. Additionally, we issued a $12.1 million letter of credit under the facility.

The revolving credit facility bears interest at the rate of LIBOR plus a margin of 275 basis points to 400 basis points, depending on our leverage ratio, provided that in no event shall LIBOR be deemed to be less than 1.50% (interest rate at March 31, 2011 was 4.25%). We also pay a 0.45% fee for any unused portion of the revolving credit facility.

Our ability to borrow funds under the Credit Agreement and the amount of funds available under the Credit Agreement at any particular time, are subject to our meeting borrowing base requirements. The amount of funds we can borrow is determined by the net operating income of our unencumbered assets that comprise the borrowing base. We are also subject to ongoing compliance with a number of customary restrictive covenants, including:

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

Under the Credit Agreement, cash dividends on our common stock, as well as our preferred stock, may not exceed the greater of (1)(a) during the period from October 1, 2010 to June 30, 2011, 110% of our FFO, and (b) beginning on July 1, 2011, 95% of our FFO, and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status. As of March 31, 2011, we were in compliance with all of the covenants under the Credit Agreement.

On January 28, 2011, we issued 2,000,000 shares of Preferred Stock, with a liquidation preference of $25.00 per share. We will pay cumulative dividends on the Preferred Stock when, as and if declared by our Board of Directors at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Preferred Stock is $1.75, payable quarterly in arrears on the 15th calendar day of January, April, July and October of each year, as and if declared by our Board of Directors. Net proceeds from this offering were approximately $47.6 million in cash. We used the net proceeds of this offering to repay a portion of the outstanding indebtedness under the unsecured revolving credit facility.

        As of March 31, 2011, our ratio of debt-to-gross undepreciated asset value was approximately 45.6%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and our Board of Directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments and Contingencies

The following table outlines the timing of our required payments (dollars in thousands) related to our mortgage and note indebtedness as of March 31, 2011:

	Payments by Period
	2011 (nine months)	2012-2013	2014-2015	Thereafter	Total
Principal payments — fixed rate debt	$4,812	$80,878	$29,578	$25,984	$141,252
Principal payments — variable rate debt	—	36,300	—	12,000	48,300
Interest payments — fixed rate debt	6,213	13,337	4,035	9,323	32,908
Interest payments — variable rate debt	1,589	3,208	864	8,586	14,247

	$12,614	$133,723	$34,477	$55,893	$236,707

Off-Balance Sheet Arrangements

As of March 31, 2011, we had a $2.0 million note receivable related to a mezzanine loan to PC Retail, LLC to facilitate the land acquisition and development of a shopping center anchored by Publix in Brandon, Florida. The loan is secured with a second mortgage trust deed on the property and is personally guaranteed by members of PC Retail, LLC. We have also entered into a purchase and sale agreement with PC Retail, LLC to acquire the property upon completion. The purchase price will be based on the income from leasing of the center.

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

The fair value of mortgages payable (before discount) at March 31, 2011 was approximately $153.1 million compared to the carrying amount of $151.7 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $3.0 million at March 31, 2011. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $3.2 million at March 31, 2011.

On July 8, 2010, we entered into a $125.0 million unsecured revolving credit facility. The revolving credit facility bears interest at the rate of LIBOR plus a margin of 275 basis points to 400 basis points, depending on our leverage ratio, provided that in no event shall LIBOR be deemed to be less than 1.50% (interest rate at March 31, 2011 was 4.25%). As of March 31, 2011, due to this LIBOR floor, an increase of LIBOR of 100 basis points would not result in a change to the interest rate of our revolving credit facility. Any increase in LIBOR above 1.50% would increase the interest we incur for amounts drawn under this revolving credit facility, if any, and would reduce our cash flows. As of March 31, 2011, we had $48.4 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes a $12.1 million letter of credit issued under the facility.

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

As of March 31, 2011, we had two interest rate derivatives that were designated as cash flow hedges of interest rate risk. Both derivatives were interest rate swaps and the notional amount totaled $55.8 million. The interest rate swap contracts fixed LIBOR at an average of 1.41% for the term of a mortgage loan which expires in December 2013. The fair value of these derivative financial instruments classified as liability derivatives was $168.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

For a discussion of our potential risks and uncertainties, see the section entitled “Risk Factors” beginning on page 9 in our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the Securities and Exchange Commission and is accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Supplementary Classifying 7.00% Series A Cumulative Convertible Perpetual Preferred Stock of Excel Trust, Inc. (1)

4.1	Specimen Certificate for 7.00% Series A Cumulative Convertible Perpetual Preferred Stock of Excel Trust, Inc. (1)

10.1	Amended and Restated Agreement of Limited Partnership of Excel Trust, L.P. (1)

10.2	Registration Rights Agreement, dated as of January 28, 2011, by and among Excel Trust, Inc., Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. (1)

10.3	Purchase and Sale Agreement and Joint Escrow Instructions dated March 21, 2011 between Pacific Promenade, LLC and Excel Trust, L.P.

10.4	Purchase and Sale Agreement and Joint Escrow Instructions dated December 9, 2010 between Lakha Properties – Gilroy LLC and Excel Trust, L.P.(Gilroy Crossing). (2)

10.5	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Gary B. Sabin.

10.6	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and James Y. Nakagawa.

10.7	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and S. Eric Ottesen.

10.8	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Spencer G. Plumb.

10.9	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Mark T. Burton.

10.10	Form of Restricted Stock Award Agreement under the 2010 Equity Incentive Award Plan (Time-Based Vesting).

10.11	Form of Restricted Stock Award Agreement under the 2010 Equity Incentive Award Plan (2011 Performance-Based Vesting Awards).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2011.
(2)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCEL TRUST, INC.

By:	/s/ GARY B. SABIN
Gary B. Sabin
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JAMES Y. NAKAGAWA
James Y. Nakagawa
Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Supplementary Classifying 7.00% Series A Cumulative Convertible Perpetual Preferred Stock of Excel Trust, Inc. (1)

4.1	Specimen Certificate for 7.00% Series A Cumulative Convertible Perpetual Preferred Stock of Excel Trust, Inc. (1)

10.1	Amended and Restated Agreement of Limited Partnership of Excel Trust, L.P. (1)

10.2	Registration Rights Agreement, dated as of January 28, 2011, by and among Excel Trust, Inc., Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. (1)

10.3	Purchase and Sale Agreement and Joint Escrow Instructions dated March 21, 2011 between Pacific Promenade, LLC and Excel Trust, L.P.

10.4	Purchase and Sale Agreement and Joint Escrow Instructions dated December 9, 2010 between Lakha Properties – Gilroy LLC and Excel Trust, L.P.(Gilroy Crossing). (2)

10.5	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Gary B. Sabin.

10.6	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and James Y. Nakagawa.

10.7	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and S. Eric Ottesen.

10.8	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Spencer G. Plumb.

10.9	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Mark T. Burton.

10.10	Form of Restricted Stock Award Agreement under the 2010 Equity Incentive Award Plan (Time-Based Vesting).

10.11	Form of Restricted Stock Award Agreement under the 2010 Equity Incentive Award Plan (2011 Performance-Based Vesting Awards).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2011.
(2)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2011.