Form 10-Q
period 2011-06-30
Excel Trust, Inc.
filed 2011-08-11
CIK 1478950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares outstanding as of August 10, 2011 of the registrant’s common stock, $0.01 par value per share: 30,967,679 shares

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets of Excel Trust, Inc. as of June 30, 2011 and December 31, 2010, respectively	3

	Condensed Consolidated and Combined Statements of Operations of Excel Trust, Inc. for the three months ended June 30, 2011 and for the period from April 28, 2010 to June 30, 2010 and Excel Trust, Inc. Predecessor for the period from April 1, 2010 to April 27, 2010	4

	Condensed Consolidated and Combined Statements of Operations of Excel Trust, Inc. for the six months ended June 30, 2011 and for the period from April 28, 2010 to June 30, 2010 and Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010	6

	Condensed Consolidated and Combined Statements of Equity of Excel Trust, Inc. for the period from April 28, 2010 to June 30, 2010 and Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010	8

	Condensed Consolidated and Combined Statement of Equity of Excel Trust, Inc. for the six months ended June 30, 2011	9

	Condensed Consolidated and Combined Statements of Cash Flows of Excel Trust, Inc. for the six months ended June 30, 2011 and for the period from April 28, 2010 to June 30, 2010 and Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010	10

	Notes to Condensed Consolidated and Combined Financial Statements of Excel Trust, Inc. and Excel Trust, Inc. Predecessor	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

PART II	Other Information	41

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Reserved	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

Signatures		43

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS:

Property:
Land	$175,072	$153,601
Buildings	215,712	178,374
Site improvements	21,732	18,832
Tenant improvements	19,353	18,242
Construction in progress	13,871	4,423
Less accumulated depreciation	(12,586)	(8,360)

Property, net	433,154	365,112
Cash and cash equivalents	88,710	6,525
Restricted cash	42,331	5,870
Tenant receivables, net	1,829	1,945
Lease intangibles, net	54,727	53,024
Mortgage loan receivable	2,000	2,000
Deferred rent receivable	1,897	1,148
Other assets	8,061	5,464

Total assets	$632,709	$441,088

LIABILITIES AND EQUITY:

Liabilities:
Mortgages payable, net	$198,331	$137,043
Notes payable	535	85,384
Accounts payable and other liabilities	20,762	12,944
Lease intangibles, net	9,826	7,150
Dividends/distributions payable	5,374	1,957

Total liabilities	234,828	244,478

Equity:

Stockholders’ equity
Preferred stock, 50,000,000 shares authorized; 7.0% Series A cumulative convertible perpetual preferred stock, $50,000,000 liquidation preference ($25.00 per share), 2,000,000 and 0 shares issued and outstanding, at June 30, 2011 and December 31, 2010, respectively	47,721	—
Common stock, $.01 par value, 200,000,000 shares authorized; 30,967,679 and 15,663,331 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	309	156
Additional paid-in capital	334,953	191,453
Cumulative distributions in excess of net income	(1,818)	(3,725)

	381,165	187,884
Accumulated other comprehensive loss	(748)	(373)

Total stockholders’ equity	380,417	187,511
Non-controlling interests	17,464	9,099

Total equity	397,881	196,610

Total liabilities and equity	$632,709	$441,088

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	The Company	The Company	The Predecessor
	Three Months Ended June 30, 2011	Period from April 28, 2010 to June 30, 2010	Period from April 1, 2010 to April 27, 2010
Revenues:
Rental revenue	$10,467	$1,210	$317
Tenant recoveries	2,220	92	31
Other income	102	34	—

Total revenues	12,789	1,336	348

Expenses:
Maintenance and repairs	780	56	21
Real estate taxes	1,377	120	37
Management fees	133	1	10
Other operating expenses	797	66	23
Changes in fair value of earn-outs	(328)	—	—
General and administrative	3,140	2,136	2
Depreciation and amortization	6,400	674	82

Total expenses	12,299	3,053	175

Net operating income (loss)	490	(1,717)	173

Interest expense	(3,503)	(350)	(121)
Interest income	43	74	—
Gain on changes in fair value of financial instruments	512	—	—

(Loss) income from continuing operations	(2,458)	(1,993)	52
Income from discontinued operations before gain on sale of real estate assets	507	169	—
Gain on sale of real estate assets	3,976	—	—

Income from discontinued operations	4,483	169	—

Net income (loss)	2,025	(1,824)	52
Net income (loss) attributable to non-controlling interests	89	(72)	197
Net income (loss) attributable to Excel Trust Inc. and Excel Trust, Inc. Predecessor	1,936	(1,752)	(145)
Preferred stock dividends	(875)	—	—

Net income (loss) available to the common stockholders and controlling interest of the Predecessor	$1,061	$(1,752)	$(145)

Loss from continuing operations per share available to the common stockholders	(0.20)	(0.12)
Net income (loss) per share available to the common stockholders	$0.06	$(0.11)

Weighted-average common shares outstanding - basic and diluted	15,856	15,460

Dividends declared per common share	$0.15	$—

	The Company	The Company	The Predecessor
	Three Months Ended June 30, 2011	Period from April 28, 2010 to June 30, 2010	Period from April 1, 2010 to April 27, 2010
Net income (loss)	$2,025	$(1,824)	$52
Other comprehensive income:
Change in unrealized loss on interest rate swaps	(638)	—	—

Comprehensive income (loss)	1,387	(1,824)	52
Comprehensive income (loss) attributable to non-controlling interests	37	(72)	197

Comprehensive income attributable to Excel Trust Inc. and Excel Trust, Inc. Predecessor	$1,350	$(1,752)	$(145)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	The Company	The Company	The Predecessor
	Six Months Ended June 30, 2011	Period from April 28, 2010 to June 30, 2010	Period from January 1, 2010 to April 27, 2010
Revenues:
Rental revenue	$18,943	$1,210	$1,455
Tenant recoveries	4,118	92	113
Other income	207	34	—

Total revenues	23,268	1,336	1,568

Expenses:
Maintenance and repairs	1,419	56	98
Real estate taxes	2,513	120	140
Management fees	250	1	43
Other operating expenses	1,562	66	98
Changes in fair value of earn-outs	(328)	—	—
General and administrative	5,790	2,136	8
Depreciation and amortization	10,561	674	542

Total expenses	21,767	3,053	929

Net operating income (loss)	1,501	(1,717)	639

Interest expense	(6,068)	(350)	(483)
Interest income	84	74	—
Gain on acquisition of real estate	937	—	—
Gain on changes in fair value of financial instruments	512	—	—

(Loss) income from continuing operations	(3,034)	(1,993)	156
Income from discontinued operations before gain on sale of real estate assets	1,023	169	—
Gain on sale of real estate assets	3,976	—	—

Income from discontinued operations	4,999	169	—

Net income (loss)	1,965	(1,824)	156
Net income (loss) attributable to non-controlling interests	58	(72)	290
Net income (loss) attributable to Excel Trust Inc. and Excel Trust, Inc. Predecessor	1,907	(1,752)	(134)
Preferred stock dividends	(1,478)	—	—

Net income (loss) available to the common stockholders and controlling interest of the Predecessor	$429	$(1,752)	$(134)

Loss from continuing operations per share available to the common stockholders	(0.29)	(0.12)
Net income (loss) per share available to the common stockholders	$0.01	$(0.11)

Weighted-average common shares outstanding - basic	15,686	15,460

Dividends declared per common share	$0.29	$—

	The Company	The Company	The Predecessor
	Six Months Ended June 30, 2011	Period from April 28, 2010 to June 30, 2010	Period from January 1, 2010 to April 27, 2010
Net income (loss)	$1,965	$(1,824)	$156
Other comprehensive income:
Change in unrealized loss on interest rate swaps	(418)	—	—

Comprehensive income	1,547	(1,824)	156
Comprehensive income (loss) attributable to non-controlling interests	15	(72)	290

Comprehensive income attributable to Excel Trust Inc. and Excel Trust, Inc. Predecessor	$1,532	$(1,752)	$(134)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

The Predecessor

	Total Owner’s Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2010	$7,930	$756	$8,686
Contributions	195	44	239
Distributions	(100)	—	(100)
Net loss	(46)	—	(46)

Balance at April 27, 2010	$7,979	$800	$8,799

The Company

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity	Non- controlling Interests	Owner’s Equity	Total Equity
	Shares	Amount
Balance at April 28, 2010	—	$—	$—	$—	$—	$963	$8,097	$9,060
Issuance of common stock	15,000,000	150	209,850	—	210,000	—	—	210,000
Offering costs	—	—	(15,273)	—	(15,273)	—	—	(15,273)
Initial contribution and acquisition of Predecessor interests:
Exchange of Predecessor equity for Company common stock	454,008	4	8,507	—	8,511	—	(8,097)	414
Exchange of Predecessor non-controlling interest for Company common stock	53,985	—	1,049	—	1,049	(963)	—	86
Predecessor non-controlling interests purchased	—	—	(1,812)	—	(1,812)	—	—	(1,812)
Adjustment for non-controlling interest	—	—	(7,965)	—	(7,965)	7,965	—	—
Issuance of restricted common stock awards	155,338	1	(1)	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	96	—	96	—	—	96
Net loss	—	—	—	(1,752)	(1,752)	(72)	—	(1,824)

Balance at June 30, 2010	15,663,331	$155	$194,451	$(1,752)	$192,854	$7,893	$—	$200,747

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF EQUITY

(Dollars in thousands)

(Unaudited)

	Series A Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
		Shares	Amount
Balance at January 1, 2011	$—	15,663,331	$156	$191,453	$(3,725)	$(373)	$187,511	$9,099	$196,610
Net proceeds from sale of preferred stock	47,721	—	—	—	—	—	47,721	—	47,721
Net proceeds from sale of common stock	—	14,375,000	144	149,814	—	—	149,958	—	149,958
Issuance of restricted common stock awards	—	929,348	9	(9)	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	1,777	—	—	1,777	—	1,777
Common stock dividends	—	—	—	(6,965)	—	—	(6,965)	—	(6,965)
Issuance of non-controlling interests	—	—	—	—	—	—	—	9,035	9,035
Distributions to non-controlling interests	—	—	—	—	—	—	—	(324)	(324)
Net income	—	—	—	—	1,907	—	1,907	58	1,965
Preferred stock dividends	—	—	—	(1,478)	—	—	(1,478)	—	(1,478)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	(375)	(375)	(43)	(418)
Adjustment for non-controlling interest	—	—	—	361	—	—	361	(361)	—

Balance at June 30, 2011	$47,721	30,967,679	$309	$334,953	$(1,818)	$(748)	$380,417	$17,464	$397,881

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	The Company	The Company	The Predecessor
	Six Months Ended June 30, 2011	Period from April 28, 2010 to June 30, 2010	Period from January 1, 2010 to April 27, 2010
Cash flows from operating activities:
Net income (loss)	$1,965	$(1,824)	$156
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,976	746	542
Gain on acquisition of real estate	(937)	—	—
Changes in fair value of earn-outs	(328)	—	—
Gain on changes in fair value of financial instruments	(512)	—	—
Gain on sale of real estate assets	(3,976)	—	—
Deferred rent receivable	(783)	(85)	(66)
Amortization of above and below market leases	25	(35)	(20)
Amortization of deferred financing costs	569	9	22
Bad debt expense	331	23	16
Amortization of share-based compensation	1,777	96	—
Change in assets and liabilities:
Tenant and other receivables	(181)	(97)	64
Other assets	8	(152)	(86)
Accounts payable and other liabilities	2,784	1,623	(327)

Net cash provided by operating activities	11,718	304	301

Cash flows from investing activities:
Acquisitions of property, development and property improvements	(37,335)	(89,090)	(132)
Capitalized leasing costs	(520)	(3)	(94)
Restricted cash	3,533	(137)	(12)

Net cash used in investing activities	(34,322)	(89,230)	(238)

Cash flows from financing activities:
Issuance of common stock	150,579	210,000	—
Common stock offering costs	(267)	(15,273)	—
Issuance of preferred stock	48,425	—	—
Preferred stock offering costs	(704)	—	—
Payments on mortgages payable	(1,023)	(11,244)	(227)
Payments on notes payable	(114,849)	—	—
Borrowings from notes payable	30,000	—	—
Purchase of Predecessor non-controlling interests	—	(1,812)	—
(Payments) and proceeds from Predecessor controlling interests	—	(1,337)	121
Contributions from Predecessor controlling interests	—	—	316
Contributions from Predecessor non-controlling interests	—	—	63
Distributions to Predecessor controlling interests	—	—	(707)
Distributions to Predecessor non-controlling interests	—	—	(290)
Dividends/distributions	(5,139)	—	—
Deferred financing costs	(2,233)	(195)	—
Tenant security deposits	—	9	—

Net cash provided (used) by financing activities	104,789	180,148	(724)

Net increase (decrease)	82,185	91,222	(661)
Cash and cash equivalents, beginning of period	6,525	—	661

Cash and cash equivalents, end of period	$88,710	$91,222	$—

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$5,057	$252	$480

Non-cash investing and financing activity:
Contribution of properties for common shares and operating partnership units	$—	$9,060	$—

Acquisition of real estate for operating partnership units	$9,034	$—	$—

Assumption of net mortgage debt in connection with property acquisitions	$62,366	$31,777	$—

Assets received in connection with property acquisitions	$3,595	$367	$—

Liabilities assumed in connection with property acquisitions	$7,962	$403	$—

Dispositions of real estate assets classified as a 1031 exchange (including gain on sale of real estate assets of $3,976)	$39,300	$—	$—

Dividends/distributions payable	$5,585	$—	$—

Accrued additions to development	$1,405	$—	$—

Accrual offering costs	$354	$—	$—

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited)

1. Organization:

Excel Trust, Inc. (the “Company”) was incorporated in the State of Maryland on December 15, 2009. On April 28, 2010, the Company completed an initial public offering (the “Offering”) of 15,000,000 shares of its common stock at an aggregate public offering price of $210.0 million. In connection with the Offering, the Company and its operating partnership subsidiary, Excel Trust, L.P. (the “Operating Partnership”), of which the Company is the sole general partner, together with the partners and members of the affiliated partnerships and limited liability companies of Excel Trust, Inc. Predecessor (“ETP” or the “Predecessor”) and other parties which hold direct or indirect ownership interests in the Properties (defined below) engaged in certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (1) continue the operations of ETP, (2) enable the Company to raise the necessary capital to acquire increased interests in certain of the Properties, (3) provide capital for future acquisitions, (4) fund certain development costs at the Company’s development property, (5) establish a capital reserve for general corporate purposes, and (6) fund future joint venture capital commitments.

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

The unaudited interim condensed consolidated and combined financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the combined financial statements for the interim periods have been made. Operating results for the periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

The significant accounting policies discussed as follows are consistent between the Company and the Predecessor.

Cash and Cash Equivalents:

The Company and ETP consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value, due to their short term maturities.

Restricted Cash:

Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements. The balance at June 30, 2011 also includes approximately $39.3 million of net proceeds from the disposition of six properties on June 30, 2011 (see Note 13). The sale was classified as an exchange pursuant to section 1031 of the Code; therefore, the funds are restricted as to their usage. The Company subsequently utilized the funds in full to provide a portion of the purchase price for the acquisition of The Promenade on July 11, 2011 (see Note 16).

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities are deferred rents in the amount of $2.9 million and $3.1 million at June 30, 2011 and December 31, 2010, respectively.

Revenue Recognition:

The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, the Company evaluates whether the Company or the lessee is the owner, for accounting purposes, of the tenant improvements. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes that it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives, which reduce revenue recognized on a straight-line basis over the remaining non-cancelable term of the respective lease. In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements is highly subjective and determines the nature of the leased asset and when revenue recognition under a lease begins. The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retains legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease;

•	the responsible party for construction cost overruns; and

•	who constructs or directs the construction of the improvements.

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of cash rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income was increased by $427,000 and $87,000 (comprising $73,000 from the Company and $14,000 from the Predecessor) in the three months ended June 30, 2011 and 2010, respectively, and $798,000 and $153,000 (comprising $73,000 from the Company and $80,000 from the Predecessor) in the six months ended June 30, 2011 and 2010, respectively, due to the straight-line rent adjustment.

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

Maintenance and repairs expenses are charged to operations as incurred. Costs for major replacements and betterments, which include HVAC equipment, roofs, parking lots, etc., are capitalized and depreciated over their estimated useful lives. Gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.

Property is recorded at cost and is depreciated using the straight-line method over the estimated lives of the assets as follows:

Building and improvements	15 to 40 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed:

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment considers expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense, expected to result from the long-lived asset’s use and eventual disposition. The Company’s evaluation as to whether an impairment may exist, including estimates of future anticipated cash flows, are highly subjective and could differ materially from actual results in future periods. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Although the Company’s strategy is to hold its properties over a long-term period, if the strategy changes or market conditions dictate that the sale of properties at an earlier date would be preferable, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value.

Investments in Partnerships and Limited Liability Companies:

The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity (“VIE”) and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the form of ownership interest, voting interest, the size of the investment (including loans) and the rights of other investors to participate in policy making decisions, to replace or remove the manager and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE.

If the foregoing conditions do not apply, the Company considers whether a general partner or managing member controls a limited partnership or limited liability company. The general partner in a limited partnership or managing member in a limited liability company is presumed to control that limited partnership or limited liability company. The presumption may be overcome if the limited partners or members have either (1) the substantive ability to dissolve the limited partnership or limited liability company or otherwise remove the general partner or managing member without cause or (2) substantive participating rights, which provide the limited partners or members with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s or limited liability company’s business and thereby preclude the general partner or managing member from exercising unilateral control over the partnership or company. If these criteria are met and the Company is the general partner or the managing member, as applicable, the consolidation of the partnership or limited liability company is required.

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through June 30, 2011, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized ratably to general and administrative expense over the requisite service period, adjusted for anticipated forfeitures.

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

Tenant receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in other operating expenses on the accompanying consolidated and combined statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At June 30, 2011 and December 31 2010, the Company had $565,000 and $605,000, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the three months ended June 30, 2011 and 2010, $127,000 and $8,000, respectively, of receivables were charged to bad debt expense. During the six months ended June 30, 2011 and 2010, $331,000 and $39,000, respectively, of receivables were charged to bad debt expense.

Non-controlling Interests

At June 30, 2011 and December 31, 2010, non-controlling interest represented the portion of equity that the Company did not own in those entities it consolidates. Non-controlling interests also include OP Units not held by the Company.

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

Concentration of Risk

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the periods, the Company and ETP had deposits in excess of the FDIC insurance limit.

In the three and six months ended June 30, 2011, no tenant accounted for more than 10% of revenues. In the three and six months ended June 30, 2010, one tenant accounted for 17.8% (14.4% for the Company and 32.7% for the Predecessor) and 21.7% (14.4% for the Company and 29.1% for the Predecessor) of total revenues, respectively.

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

The Company has used interest rate swaps to manage its interest rate risk (see Note 11). The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair-values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair-value measurements. In adjusting the fair-value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives classified as cash flow hedges fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2011, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its valuations related to derivatives classified as cash flow hedges in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 17).

Changes in the fair value of financial instruments (other than derivative instruments for which an effective hedging relationship exists) are recorded as a charge against earnings in the condensed consolidated and combined statements of operations in the period in which they occur. The Company estimates the fair value of financial instruments at least quarterly based on current facts and circumstances, projected cash flows, quoted market prices, and other criteria. The Company may also utilize the services of independent third-party valuation experts to estimate the fair value of financial instruments, as necessary.

Derivative Instruments:

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, from time to time the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

In addition, from time to time the Company may execute agreements in connection with business combinations that include embedded derivative instruments as part of the consideration provided to the sellers of the properties. Although these embedded derivative instruments are not intended as hedges of risks faced by the Company, they can provide additional consideration to the Company’s selling counterparties and may be a key component of negotiations.

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

The Company records all derivative instruments on the consolidated balance sheets at their fair value. In determining the fair value of derivative instruments, the Company also considers the credit risk of its counterparties, which typically constitute larger financial institutions engaged in providing a wide variety of financial services. These financial institutions generally face similar risks regarding changes in market and economic conditions, including, but not limited to, changes in interest rates, exchange rates, equity and commodity pricing and credit spreads.

Accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative, whether it has been designated as a hedging instrument and whether the hedging relationship has continued to satisfy the criteria to apply hedge accounting. For derivative instruments qualifying as cash flow hedges, the effective portion of changes in the fair value is initially recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the cash flows of the derivative hedging instrument with the changes in the cash flows of the hedged item or transaction.

The Company formally documents the hedging relationship for all derivative instruments, has accounted for its interest rate swap agreements as cash flow hedges and does not utilize derivative instruments for trading or speculative purposes.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amended ASC Topic 820, Fair Value Measurement. The objective of this guidance is to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The guidance further explains how to measure fair value, but does not require additional fair value measurements. ASU 2011-04 is to be applied prospectively for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is not permitted. The Company’s adoption of this guidance on January 1, 2012 will primarily affect some of the Company’s fair value disclosures, but is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amended ASC Topic 220, Comprehensive Income. The objective of this guidance is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance requires that an entity present the components of net income, the components of other comprehensive income and the total of comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU 2011-05 is to be applied retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The Company’s adoption of this guidance effective January 1, 2011did not have a material effect on the Company’s consolidated financial statements.

3. Acquisitions:

The Company completed three acquisitions in the six months ended June 30, 2011 (in thousands):

Date Acquired	Property	Location	Square Footage	Purchase Price	Cash Paid	Debt Assumed
March 11, 2011	Edwards Theatres(1)	San Marcos, CA	100,551	$23,612	$493	$12,418
March 22, 2011	Rite Aid(2)	Vestavia Hills, AL	11,180	1,465	13	1,452
April 5, 2011	Gilroy Crossing	Gilroy, CA	325,431	68,500	20,491	48,009

(1)

In addition to the cash and mortgage debt assumed, 764,343 OP Units were issued in connection with this acquisition at $11.82 per unit. These OP Units can be redeemed for shares of the Company’s common stock after one year. If the redemption takes place in the second year after the acquisition and the price of shares of the Company’s common stock is less than $14.00 per share at the date of redemption, the Company must issue additional shares or cash for the difference. The Company originally recorded a liability of approximately $4.2 million to reflect the estimated fair value of this redemption provision (see footnote 17 for a discussion of changes in the fair value of this liability after the initial acquisition).

(2)	A gain of $0.9 million was recognized on the acquisition of this property which represented the difference between the fair value at the date of closing and the price paid.

Business Combinations

The following summary provides a preliminary allocation of purchase price for the above acquisitions. The allocations for some of the properties acquired in 2011 are estimates and subject to adjustment as allowed by GAAP (in thousands).

	Gilroy Crossing	Other Property Acquisitions	Total
Land	$22,154	$10,907	$33,061
Buildings	36,802	12,964	49,766
Site improvements	2,741	359	3,100
Tenant improvements	811	623	1,434
Lease intangible assets	8,915	3,116	12,031
Mortgage payable, net	(48,009)	(12,774)	(60,783)
Lease intangible liabilities	(2,989)	(365)	(3,354)

Real estate acquisitions	$20,425	$14,830	$35,255

The following summary provides an allocation of purchase price for property acquisitions in 2010.

	Plaza at Rockwall	5000 South Hulen	Lowe’s Shippensburg, PA	Other Property Acquisitions	2010 Acquisitions Total
Land	$15,752	$2,203	$6,827	$12,547	$37,329
Building	16,869	14,783	6,566	20,115	58,333
Site improvements	2,038	1,099	865	1,954	5,956
Tenant improvements	1,876	613	1,646	2,124	6,259
Lease intangible assets	6,374	2,484	1,702	4,987	15,547
Mortgage payable, net	—	(12,888)	(14,315)	(4,574)	(31,777)
Lease intangible liabilities	(2,138)	(509)	—	(59)	(2,706)

Real estate acquisitions	$40,771	$7,785	$3,291	$37,094	$88,941

The Company recorded revenues and net (loss)/income for the three months ended June 30, 2011 of approximately $2.4 million and ($392,000) respectively, and for the six months ended June 30, 2011 of approximately $2.5 million and $484,000, respectively, related to the 2011 acquisitions.

The following unaudited pro forma information for the six months ended June 30, 2011 has been prepared to reflect the incremental effect of the properties acquired in 2011 as if such acquisitions had occurred on January 1, 2011. Pro forma information for the six months ended June 30, 2010 is impractical to determine as information for the properties is not available for that period.

	Six Months Ended June 30, 2011 (in thousands)	Six Months Ended June 30, 2010 (in thousands)
Revenues	$25,516	$7,527
Net income	1,959	(2,687)

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
In-place leases, net of accumulated amortization of $8,335 and $4,703 as of June 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 90 and 101 months as of June 30, 2011 and December 31, 2010, respectively)	$36,535	$32,328

Above market leases, net of accumulated amortization of $1,829 and $1,212 as of June 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 78 and 97 months as of June 30, 2011 and December 31, 2010, respectively)	6,676	7,803

Leasing commissions, net of accumulated amortization of $2,281 and $1,568 as of June 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 120 and 151 months as of June 30, 2011 and December 31, 2010, respectively)	11,516	12,893

	$54,727	$53,024

Estimated amortization of lease intangible assets as of June 30, 2011 and for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2011 (remaining six months)	$5,296
2012	9,830
2013	8,444
2014	6,851
2015	4,456
Thereafter	19,850

Total	$54,727

Amortization expense recorded on the lease intangible assets for the three months ended June 30, 2011 and for the period from April 28, 2010 to June 30, 2010 was $2.9 million and $248,000, respectively. Included in these amounts are $406,000 and $18,000, respectively, of amortization of above market lease intangible assets recorded against rental income. Amortization expense recorded on the lease intangible assets for the six months ended June 30, 2011 and 2010 was $5.3 million and $400,000, respectively. Included in these amounts are $743,000 and $40,000, respectively, of amortization of above market lease intangible assets recorded against rental income.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Below market leases, net of accumulated amortization of $1,891 and $1,173 as of June 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 108 and 121 months as of June 30, 2011 and December 31, 2010, respectively)	$9,826	$7,150

Amortization recorded on the lease intangible liabilities for the three months ended June 30, 2011 and for the period from April 28, 2010 to June 30, 2010 was $425,000 and $46,000, respectively. Amortization recorded on the lease intangible liabilities for the six months ended June 30, 2011 and 2010 was $718,000 and $96,000, respectively. These amounts were recorded to rental income in the Company and ETP’s condensed consolidated and combined statements of operations.

Estimated amortization of lease intangible liabilities as of June 30, 2011 and for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2011 (remaining six months)	$701
2012	1,519
2013	1,389
2014	1,231
2015	804
Thereafter	4,218

Total	$9,826

6. Variable Interest Entities

Consolidated Variable Interest Entities

Included within the consolidated financial statement is the 50% joint venture with AB Dothan, LLC, that is deemed a VIE, and for which the Company is the primary beneficiary as it has the power to direct activities that most significantly impact the economic performance of the VIE.

As of June 30, 2011 and December 31, 2010, total carrying amount of assets was approximately $16.1 million and $18.6 million, respectively, which includes approximately $12.3 million and $8.3 million, respectively of real estate assets. As of June 30, 2011 and December 31, 2010, the total carrying amount of liabilities was approximately $15.4 million and $15.9 million, respectively.

Unconsolidated Variable Interest Entities

On December 9, 2010, the Company loaned $2.0 million to an unaffiliated borrower which has been identified as a VIE. The Company does not consolidate the VIE because it does not have the ability to control the activities that most significantly impact the VIE’s economic performance. See Note 7 for an additional description of the loan.

7. Mortgage Loan Receivable

On December 9, 2010, the Company loaned $2.0 million to an unaffiliated borrower. The proceeds were used to facilitate the land acquisition and development of a shopping center anchored by Publix in Brandon, Florida. The loan is secured with a second mortgage trust deed on the property and is personally guaranteed by members of the borrower. The loan bears interest at 8.0% per annum, with interest accruing and paid on a monthly basis. In connection with the loan, the Company also entered into a purchase and sale agreement to acquire this property upon maturity. The loan matures on the earlier of April 2012 or upon the acquisition of the property.

8. Mortgages Payable, net

Mortgages payable at June 30, 2011 and December 31, 2010 consist of the following (in thousands):

	Carrying Amount of Mortgage Notes		Interest Rate	Monthly Payment(1)	Maturity Date
Property Pledged as Collateral	June 30, 2011	December 31, 2010
Excel Centre	$12,649	$12,768	6.08%	$85	2014
Five Forks Place	5,154	5,242	5.50%	39	2013
5000 South Hulen	13,983	14,086	5.60%	83	2017
Lowe’s, Shippensburg	13,996	14,147	7.20%	110	2031
Merchant Central	4,603	4,647	5.94%	30	2014
Grant Creek Town Center	15,862	16,029	5.75%	105	2013
Mariner’s Point	3,449	3,482	7.10%	25	2011
Park West Place(2)	55,800	55,800	3.91%	182	2013
Northside Mall(3)	12,000	12,000	0.09%	3	2035
Rite Aid — Vestavia Hills	1,416	—	7.25%	21	2018
Edwards Theatres	12,321	—	6.74%	95	2014
Gilroy Crossing	47,769	—	5.01%	263	2014

	$199,002	$138,201
Less: discount(4)	(671)	(1,158)

Mortgage notes payable, net	$198,331	$137,043

(1)	This represents the monthly payment of principal and interest at June 30, 2011.

(2)

The loan bears interest at a rate of LIBOR plus 2.50% (interest rate of 2.75% at June 30, 2011). In December 2010, the Company entered into interest rate swap contracts, which fix LIBOR at an average of 1.41% for the term of the loan.

(3)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.09% at June 30, 2011). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association, or SIFMA, index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s revolving credit facility.

(4)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below or above market interest rates and (b) underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the three months ended June 30, 2011 and 2010 was $128,000 and $29,000, respectively. Total interest cost capitalized for the six months ended June 30, 2011 and 2010 was $148,000 and $106,000, respectively.

The Company’s mortgage debt maturities at June 30, 2011 and during the next five years are as follows (in thousands):

Year Ending December 31,	Amount
2011 (remaining six months)	$4,512
2012	2,651
2013	78,298
2014	74,658
2015	848
Thereafter	38,035

$199,002

9. Notes Payable

On June 3, 2011, the Company entered into a Third Amendment to Credit Facility (the “Credit Agreement”), which provided an increase in borrowings available under its revolving credit facility from $125.0 million to $200.0 million, decreased the fees pertaining to the unused capacity and the applicable interest rate, and extended the maturity date. The Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $200.0 million to a total borrowing capacity of $400.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is July 7, 2014 and may be extended for one additional year at the Company’s option. The Company, among other things is subject to covenants requiring the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt, and (2) minimum fixed coverage ratios. At June 30, 2011, the Company was in compliance with all of the covenants in the Credit Agreement.

The revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on the Company’s leverage ratio. The Company will also pay a 0.35% fee for any unused portion of the revolving credit facility. Borrowings from the revolving credit facility were $0 at June 30, 2011. The Company issued a $12.1 million letter of credit from the revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on the Company’s condensed consolidated balance sheet. At June 30, 2011, there was approximately $102.8 million available for borrowing under the revolving credit facility.

At June 30, 2011, the Company had a note payable from a consolidated joint venture to the Company’s partner in the amount of approximately $0.5 million, which bears interest at a rate of 6.0%. At December 31, 2010, the balance on this note was $3.3 million. The remaining balance will be repaid concurrent with a capital call from the joint venture partners, which is expected to occur during the three months ended September 30, 2011.

10. Earnings Per Share

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

The calculation of diluted earnings per share for the three and six months ended June 30, 2011 does not include unvested restricted common shares, contingently issuable shares (Note 3), or OP units as the effect of including these equity securities was anti-dilutive to loss from continuing operations. In addition, common shares issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (the “Preferred Stock”) were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three and six months ended June 30, 2011. Computations of basic and diluted earnings per share for the three months ended June 30, 2011 and for the period from April 28, 2010 to June 30, 2010 (in thousands, except share data) were as follows:

	Three Months Ended June 30, 2011	Period from April 28, 2010 to June 30, 2010
Basic earnings per share:
Loss from continuing operations	$(2,458)	$(1,993)
Less: preferred dividends	(875)	—
Allocation to participating securities	(157)	(72)
Plus: Loss from continuing operations attributable to non-controlling interests	277	79

Loss from continuing operations attributable to the common stockholders	$3,213	$(2,000)

Net income (loss) available to the common stockholders	$1,061	$(1,752)
Allocation to participating securities	(157)	(72)

Net income (loss) attributable to the common stockholders	$904	$(1,824)

Weighted-average common shares outstanding:
Basic	15,855,786	15,460,038

Basic and diluted earnings per share:
Loss from continuing operations per share attributable to the common stockholders	$(0.20)	$(0.12)
Income from discontinued operations per share attributable to the common stockholders	$0.26	$0.01

Net income (loss) per share attributable to the common stockholders	$0.06	$(0.11)

Computations of basic and diluted earnings per share for the six months ended June 30, 2011 (in thousands, except share data) were as follows:

Six Months Ended June 30, 2011
Basic earnings per share:
Loss from continuing operations	$(3,034)
Less: preferred dividends	(1,478)
Allocation to participating securities	(305)
Plus: Loss from continuing operations attributable to non-controlling interests	252

Loss from continuing operations attributable to the common stockholders	$(4,565)

Net income available to the common stockholders	$429
Allocation to participating securities	(305)

Net income attributable to the common stockholders	124

Weighted-average common shares outstanding:
Basic and diluted	15,685,606

Basic and diluted earnings per share:
Loss from continuing operations per share attributable to the common stockholders	$(0.29)
Income from discontinued operations per share attributable to the common stockholders	$0.30

Net income per share attributable to the common stockholders	$0.01

11. Derivatives and Hedging Activities

In December 2010, the Company executed two pay-fixed interest rate swaps with a notional value of $55.8 million (weighted average interest rate of 1.41%) to hedge the variable cash flows associated with one of the Company’s mortgage payables. As a result of the interest rate swaps, the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pays such difference if the Strike Rate is greater than LIBOR. No initial investment was made to enter into either of the interest rate swap agreements. The Company had no derivative financial instruments prior to the execution of the two swaps.

During the three and six months ended June 30, 2011, the Company recorded no amounts in earnings attributable to hedge ineffectiveness. During the next twelve months, the Company estimates that an additional $0.6 million will be reclassified from other comprehensive income as an increase to interest expense.

As of June 30, 2011, the Company had the following outstanding interest rate swaps and other derivatives instruments (in thousands):

	Fair Value(1)		Current Notional Amount	Strike Rate	Expiration Date
Type of Derivative Instrument	June 30, 2011	December 31, 2010
Interest rate swaps(2)	$807	$388	$55,800	1.34% to 1.48%	December 2013
Other derivative instrument(3)	3,692	—			March 2013

Total derivative instruments	$4,499	$388

(1)	Fair value of derivative instruments does not include any related accrued interest payable to the counterparty.

(2)	The interest rate swaps are classified within accounts payable and other liabilities on the accompanying condensed consolidated balance sheets.

(3)

The Company’s purchase agreement executed in connection with the acquisition of the Edwards Theatres property in March 2011 contained a provision determined to be an embedded derivative instrument. The embedded derivative provides a guaranteed fair value for the OP units provided to the sellers of the property if redeemed for shares of the Company’s common stock or cash, at the Company’s election, prior to March 2013. The fair value of the embedded derivative at each period is calculated through the use of a Monte Carlo valuation model based on the historical volatility and closing price of the Company’s common stock and a risk-free interest rate (see Note 17 for discussion of changes in the fair value of this derivative). The embedded derivative is classified within accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the three months ended June 30, 2011 (in thousands):

	Income Statement Impact of Derivative Instruments For the Three Months Ended June 30, 2011
	Amount of Unrealized Gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate derivatives
Interest rate swaps	$(802)	Interest expense	$(163)	Interest expense	$—
Other derivatives	—	—	—	Gain on changes in fair value of financial instruments	512

Total	$(802)		$(163)		$512

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the six months ended June 30, 2011 (in thousands):

	Income Statement Impact of Derivative Instruments For the Six Months Ended June 30, 2011
	Amount of Unrealized Gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate derivatives
Interest rate swaps	$(733)	Interest expense	$(315)	Interest expense	$—
Other derivatives	—	—	—	Gain on changes in fair value of financial instruments	512

Total	$(733)		$(315)		$512

Credit-risk-related Contingent Features

Under the terms of the two interest rate swaps detailed above, the Company could be declared in default on its obligations under the swap agreements in the event that it defaults on any of its indebtedness, even if repayment of the indebtedness has not been accelerated by the lender. Additionally, because the Company’s derivative counterparty is also the lender for the hedged floating rate Credit Agreement, the swap agreements incorporate the loan covenant provisions of the Company’s indebtedness. Failure to comply with the loan covenant provisions would result in the Company being in default on any derivative instrument obligations covered by the agreement.

If the Company had breached any of these provisions at June 30, 2011, it could have been required to settle its obligations under the agreements at their termination value. As of June 30, 2011, the termination value defined as the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was a liability of $859,000. As of June 30, 2011, the Company has not posted any collateral related to these agreements.

Although the Company’s derivative contracts are subject to a master netting arrangement, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

12. Equity

The Company issued 15,000,000 shares in conjunction with the Offering, resulting in net proceeds of approximately $194.6 million after deducting the underwriters’ discount and commissions and offering expenses. In conjunction with the Formation Transactions, the Company also issued 507,993 shares of common stock and 641,062 OP Units. The Company has issued restricted stock awards to senior executives, directors and employees totaling 1,084,686 shares of common stock, which are included in the total shares of common stock outstanding as of June 30, 2011.

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

The Preferred Stock is be convertible, at the holders’ option, at any time and from time to time, into common stock of the Company at an initial conversion rate of 1.6667 shares of common stock per share of Preferred Stock, which is equivalent to an initial conversion price of $15.00 per share. The conversion price will be subject to customary adjustments in certain circumstances. On or after April 1, 2014, the Company may, at its option, convert some or all of the Preferred Stock if the closing price of the common stock equals or exceeds 140% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the notice of exercise of conversion is sent and the Company has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the Preferred Stock. Net proceeds from this offering were approximately $47.7 million. The Company used the net proceeds of this offering to repay a portion of the outstanding indebtedness under the unsecured revolving credit facility.

On June 29, 2011, the Company completed the issuance of 14,375,000 shares of common stock, including the exercise of an overallotment option of 1,875,000 shares, resulting in net proceeds of approximately $150.0 million, after deducting the underwriters’ discount and commissions and offering expenses. A portion of the net proceeds of this offering were used to repay the outstanding indebtedness on the Company’s revolving credit facility, with the remainder intended to fund future acquisitions and for other general corporate and working capital purposes.

Consolidated net income is reported in the Company’s condensed consolidated and combined financial statements at amounts that include the amounts attributable to both the common stockholders and the non-controlling interests. In conjunction with the Formation Transactions, certain interests in the Predecessor were contributed in exchange for 641,062 OP Units. In March 2011, the Company issued an additional 764,343 OP Units in connection with the acquisition of the Edwards Theatres property. OP Units not held by the Company are reflected as non-controlling interest in the Company’s condensed consolidated and combined financial statements and included as equity. OP Units not held by the Company have redemption provisions that permit the Operating Partnership to settle in either cash or common stock at the option of the Operating Partnership, which have been further evaluated to determine that permanent equity classification on the balance sheet is appropriate.

The following table shows the vested ownership interests in the Operating Partnership as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	29,923,601	95.5%	15,512,755	96.0%
Non-controlling interest consisting of:
OP Units	1,405,405	4.5%	641,062	4.0%

Total	31,329,006	100.0%	16,153,817	100.0%

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

The following shares of restricted common stock have been issued as of June 30, 2011:

Grant Data	Price at Grant Date	Number	Vesting Period (yrs.)
April 23, 2010 (1)	$13.30	126,766	4
April 23, 2010 (2)	$13.30	28,572	4
March 7, 2011 (1)	$11.96	295,000	4
March 7, 2011 (3)	$11.96	618,500	3
Three months ended June 30, 2011 (1)(2)(3)	$11.62-11.68	15,848	1-4

(1)

Shares issued to certain of the Company’s senior management and other employees. These shares vest over four years with 25% vesting on the first anniversary date of the grant date and the remainder vesting in equal quarterly installments thereafter.

(2)	Shares issued to members of the Company’s Board of Directors. These shares vest pro-rata over four years (2010 grants) and one year (2011 grants) in monthly installments.

(3)

Shares issued to certain of the Company’s senior management and other employees. These shares vest over three years depending on the Company’s common stock achieving certain market conditions. The Company calculated the fair value of the restricted common stock to be $8.87 per share on the date of grant with the assistance of independent valuation specialists. The corresponding compensation expense of approximately $5.5 million will be recognized utilizing a graded vesting method over the three-year period, as long as the recipients of the grants remain employed at the Company, regardless of whether the Company’s common stock satisfies the market conditions.

Shares of the Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Company’s restricted common stock have full voting rights and rights to dividends upon grant. During the three and six months ended June 30, 2011, the Company recognized compensation expense of $1.2 million and $1.8 million related to the restricted common stock grants ultimately expected to vest. During the period from April 28, 2010 to June 30, 2010 the Company recognized compensation expense of $96,000 related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures . Stock compensation expense is included in general and administrative in the Company’s accompanying condensed consolidated statements of operations.

As of June 30, 2011 and December 31, 2010, there was approximately $9.1 million and $1.7 million, respectively, of total unrecognized compensation expense related to the non-vested shares of the Company’s restricted common stock. As of June 30, 2011 and December 31, 2010, this expense was expected to be recognized over a weighted-average remaining period of 2.9 years and 3.3 years, respectively.

	Number of Unvested Shares of Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance - January 1, 2010	—	$—
Granted - April 23, 2010	155,338	$13.30
Granted - March 7, 2011	913,500	$9.85
Granted - April 1, 2011 to June 30, 2011	15,848	$11.10
Vested	(40,608)	$13.24

Balance - June 30, 2011	1,044,078	$10.69

Expected to vest - June 30, 2011	1,044,078	$10.69

13. Discontinued Operations

During the three months ended June 30, 2011, the Company sold the following properties as a portfolio, which were part of the Retail Properties segment (see Note 18):

	(in thousands)		Date of Sale	Acquisition Date
Property	Sales Price	Gain on Sale
Walgreens - Corbin (South)	$4,646	$510	6/30/2011	5/24/2010
Walgreens - Beckley	7,986	902	6/30/2011	6/17/2010
Walgreens - Barbourville	4,680	511	6/30/2011	5/24/2010
Walgreens - Princeton	4,493	458	6/30/2011	10/28/2010
Jewel-Osco	8,431	459	6/30/2011	5/14/2010
Shop’n Save (SuperValu)	9,395	1,136	6/30/2011	5/28/2010

Total	$39,631	$3,976

The results of operations for the above properties is reported as discontinued operations for all periods presented in the accompanying condensed consolidated and combined statements of operations. The following table summarizes the revenue and expense components that comprise income from discontinued operations (in thousands) :

	The Company	The Company
	Six Months Ended June 30, 2011	Period from April 28, 2010 to June 30, 2010
Total revenues	$1,459	$243
Total expenses	436	74

Income before non-controlling interest and gain on sale of real estate assets	1,023	169
Gain on sale of real estate assets	3,976	—
Non-controlling interest in discontinued operations	407	7

Income from discontinued operations available to common stockholders	$4,592	$162

14. Related Party Transactions

Subsequent to the Offering, many of the employees of Excel Realty Holdings, LLC (“ERH”), a company wholly owned by Mr. Sabin, became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. In the six months ended June 30, 2011 and 2010, approximately $109,000 and $34,000, respectively, was reimbursed to the Company from ERH and included in other income in the consolidated statements of operations.

15. Income Taxes

The Company intends to elect to be taxed as a REIT under the Code beginning with the taxable year ended December 31, 2010. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including the requirement that it distribute currently at least 90% of its REIT taxable income to its stockholders. It is the Company’s intention to comply with these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal, state or local income taxes on income it distributes currently (in accordance with the Code and applicable regulations) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, properties and operations and to federal income and excise taxes on its taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

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

16. Commitments and Contingencies

Litigation:

The Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against it which if determined unfavorably, would have a material effect on its condensed consolidated and combined financial position, results of operations or cash flows.

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

Also, on March 21, 2011, the company entered into a purchase agreement to acquire an approximately 433,000 square foot retail shopping center, The Promenade, in Scottsdale, Arizona. The Company completed the acquisition of The Promenade on July 11, 2011 for a purchase price, excluding closing costs, of approximately $110.0 million, a portion of which was funded through the use of approximately $39.3 million of net proceeds from the disposition of six properties on June 30, 2011 (see Note 13). In addition, the Company assumed a mortgage note of approximately $52.2 million, with an interest rate of 4.8%.

Other

The Company’s other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In management’s opinion, these matters are not expected to have a material adverse effect on its condensed consolidated and combined balance sheets, results of operations or cash flows. In addition, we expect to incur approximately $25.0 million in construction costs on two development properties.

17. Fair Value of Financial Instruments

The Company is required to disclose fair value information relating to financial instruments that are remeasured on a recurring basis and those that are only initially recognized at fair value (not required to be subsequently remeasured). The Company’s disclosures of estimated fair value of financial instruments were determined using available market information and appropriate valuation methods. The use of different assumptions or methods of estimation may have a material effect on the estimated fair value of financial instruments.

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis and changes in the fair value for each reporting period (in thousands):

	Balance at June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Interest rate swaps	$807	$—	$807	$—
Contingent consideration related to business combinations(1)	2,110	—	—	2,110
Derivative instrument related to business combinations(2)	3,692	—	—	3,692

	Balance at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Interest rate swaps	$388	$—	$388	$—
Contingent consideration related to business combinations(1)	2,500	—	—	2,500

(1)

Additional consideration may be due to the sellers of certain properties acquired in 2010 based on their ability to lease-up vacant space through October 18, 2011 and December 31, 2011. The Company has estimated the fair value of the contingent consideration based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions. This amount is included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded directly to earnings as a gain or loss on changes in fair value of financial instruments in the accompanying condensed consolidated and combined statements of operations. The amount of contingent consideration related to one of the properties acquired in 2010 was decreased by approximately $328,000 for the three months ended June 30, 2011 as a result of the failure to execute lease agreements by the counter-party and updated leasing assumptions pertaining to the property through June 30, 2011.

(2)

Amount reflects the fair value of a provision within a purchase agreement that provides a guaranteed redemption value for OP units provided to the sellers of a property acquired in March 2011 (see Note 3 for additional details). The Company has estimated the fair value of the embedded derivative instrument using a Monte Carlo valuation model based on the historical volatility and closing price of the Company’s common stock and a risk-free interest rate. This amount is included in accounts payable and other liabilities in the accompanying consolidated balance sheets, with changes in the fair value of the embedded derivative recorded as gain (loss) on changes in fair value of financial instruments in the consolidated statements of operations.

During the three months ended June 30, 2011, a decrease of $840,000 in the balance of financial instruments and earn-outs (liabilities) measured on a recurring basis using level three inputs (resulting in an increase to earnings) was recognized due to the Company’s updated analysis and an updated valuation as noted above. There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to fair value measurements using level three inputs.

The Company has not elected the fair value measurement option for any of its other financial assets or liabilities. The Company has estimated the fair value of its financial assets using a discounted cash flow analysis based on an appropriate market rate for a similar type of instrument. The Company has estimated the fair value of its financial liabilities by using either (1) a discounted cash flow analysis using an appropriate market discount rate for similar types of instruments, or (2) a present value model and an interest rate that includes a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The fair values of certain additional financial assets and liabilities at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loan receivable	$2,000	$2,000	$2,000	$2,000
Financial liabilities:
Mortgage notes payable(1)	199,002	202,549	137,043	139,141
Notes payable	535	535	85,384	87,200

(1)	Excluding debt premiums and discounts.

18. Segment Disclosure

The Company and ETP’s reportable segments consist of the two types of commercial real estate properties for which management internally evaluates operating performance and financial results: Office Properties and Retail Properties. The Company was formed for the primary purpose of owning and operating Retail Properties. As such, administrative costs after the Offering are shown under the Retail Property segment. Retail Properties also includes undeveloped land which the Company intends to develop into retail properties.

The Company and ETP evaluate the performance of the operating segments based upon property net operating income. “Property Net Operating Income” is defined as operating revenues (rental revenue and tenant recoveries) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses) and general and administrative expenses and excludes other non-property income, interest expense, depreciation and amortization and changes in fair value of earn-outs and financial instruments. There is no intersegment activity.

The following tables reconcile the Company and ETP’s segment activity to their condensed consolidated and combined results of operations and financial position for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30, 2011	For the Period from April 28, 2010 to June 30, 2010	For the Period from April 1, 2010 to April 27, 2010
Office Properties:
Total revenues	$797	$601	$223
Property Operating Expenses	(168)	(108)	(57)
General and administrative costs	(1)	—	—

Property net operating income, as defined	628	493	166
Depreciation and amoritization	(239)	(221)	(53)
Interest expense	(201)	(137)	(67)
Interest income	—	—	—

Income from continuing operations	188	135	46
Income from discontinued operations	—	—	—

Net Income	$188	$135	$46

Retail Properties:
Total revenues	$11,992	$735	$125
Property Operating Expenses	(2,919)	(135)	(34)
General and administrative costs	(3,139)	(2,136)	(2)

Property net operating income, as defined	5,934	(1,536)	89
Depreciation and amoritization	(6,161)	(453)	(29)
Interest expense	(3,302)	(213)	(54)
Interest income	43	74	—
Gain on changes in fair value of financial instruments and earn-outs	840	—	—

Loss from continuing operations	(2,646)	(2,128)	6
Income from discontinued operations	4,483	169	—

Net Income (loss)	$1,837	$(1,959)	$6

Total Reportable Segments:
Total revenues	$12,789	$1,336	$348
Property Operating Expenses	(3,087)	(243)	(91)
General and administrative costs	(3,140)	(2,136)	(2)

Property net operating income, as defined	6,562	(1,043)	255
Depreciation and amoritization	(6,400)	(674)	(82)
Interest expense	(3,503)	(350)	(121)
Interest income	43	74	—
Gain on changes in fair value of financial instruments and earn-outs	840	—	—

(Loss) income from continuing operations	(2,458)	(1,993)	52
Income from discontinued operations	4,483	169	—

Net Income (loss)	$2,025	$(1,824)	$52

Attributable to Controlling Interest:
Income (loss) attributable to Excel Trust, Inc. and Excel Trust, Inc. Predecessor	$2,025	$(1,824)	$52
Income (loss) attributable to non-controlling interests	89	(72)	197

Net income (loss) attributable to Excel Trust, Inc. and Excel Trust, Inc. Predecessor	$1,936	$(1,752)	$(145)

	For the Six Months Ended June 30, 2011	April 28, 2010 to June 30, 2010	January 1, 2010 to April 27, 2010
Office Properties:
Total revenues	$1,619	$601	$1,021
Property Operating Expenses	(338)	(108)	(212)
General and administrative costs	(1)	—	(5)

Property net operating income, as defined	1,280	493	804
Depreciation and amortization	(479)	(221)	(326)
Interest expense	(400)	(137)	(269)
Interest income	—	—	—

Income from continuing operations	401	135	209
Income from discontinued operations	—	—	—

Net Income	$401	$135	$209

Retail Properties:
Total revenues	$21,649	$735	$547
Property Operating Expenses	(5,406)	(135)	(167)
General and administrative costs	(5,789)	(2,136)	(3)

Property net operating income, as defined	10,454	(1,536)	377
Depreciation and amortization	(10,082)	(453)	(216)
Interest expense	(5,668)	(213)	(214)
Interest income	84	74	—
Gain on acquisition of real estate	937	—	—
Gain on changes in fair value of financial instruments and earn-outs	840	—	—

Loss from continuing operations	(3,435)	(2,128)	(53)
Income from discontinued operations	4,999	169	—

Net Income (loss)	$1,564	$(1,959)	$(53)

Total Reportable Segments:
Total revenues	$23,268	$1,336	$1,568
Property Operating Expenses	(5,744)	(243)	(379)
General and administrative costs	(5,790)	(2,136)	(8)

Property net operating income, as defined	11,734	(1,043)	1,181
Depreciation and amortization	(10,561)	(674)	(542)
Interest expense	(6,068)	(350)	(483)
Interest income	84	74	—
Gain on acquisition of real estate	937	—	—
Gain on changes in fair value of financial instruments and earn-outs	840	—	—

(Loss) income from continuing operations	(3,034)	(1,993)	156
Income from discontinued operations	4,999	169	—

Net Income (loss)	$1,965	$(1,824)	$156

Attributable to Controlling Interest:
Income (loss) attributable to Excel Trust, Inc. and Excel Trust, Inc. Predecessor	$1,965	$(1,824)	$156
Income (loss) attributable to non-controlling interests	58	(72)	290

Net income (loss) attributable to Excel Trust, Inc. and Excel Trust, Inc. Predecessor	$1,907	$(1,752)	$(134)

	June 30,	December 31,
	2011	2010
Assets:
Office Properties:
Total assets	$15,843	$16,081
Retail Properties:
Total assets	616,866	425,007

Total Reportable Segments & Consolidated and Combined Assets:
Total assets	$632,709	$441,088

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we,” “us,” “our” or the “Company” refer to Excel Trust, Inc., a Maryland corporation, any of our subsidiaries and Excel Trust Inc. Predecessor, or our Predecessor. Our Predecessor is not a legal entity, but rather a combination of real estate entities and operations invested in four properties that have been contributed to us.

The following discussion should be read in conjunction with the condensed consolidated and combined financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in the retail industry or the markets in which we operate; changes in local, regional and national economic conditions; our inability to compete effectively; our inability to collect rent from tenants; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; decreased rental rates or increased vacancy rates; our failure to obtain necessary outside financing on favorable terms or at all; changes in the availability of additional acquisition opportunities; our inability to successfully complete real estate acquisitions; our failure to successfully operate acquired properties and operations; our failure to qualify or maintain our status as a REIT; our inability to attract and retain key personnel; government approvals, actions and initiatives, including the need for compliance with environmental requirements; financial market fluctuations; changes in real estate and zoning laws and increases in real property tax rates; the effects of earthquakes and other natural disasters; and lack of or insufficient amounts of insurance. While forward-looking statements reflect our good faith beliefs (or those of the indicated third parties), they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On April 28, 2010, we completed the Offering of our common stock. In connection with the Offering , we and the Operating Partnership, of which we are the sole general partner, engaged in the Formation Transactions. The Formation Transactions were designed to (1) continue the operations of four properties that were contributed by related parties, (2) enable us to raise the necessary capital to acquire increased interests in certain of the properties, (3) provide capital for future acquisitions, (4) fund certain development costs at our development property, (5) establish a capital reserve for general corporate purposes and (6) fund future joint venture capital commitments. The exchange of entities or interests therein for shares of our common stock and OP Units was accounted for as a reorganization of entities under common control, and accordingly, the related assets and liabilities were reflected at their historical cost basis. We were organized as a Maryland corporation on December 15, 2009 and intend to elect to be taxed as a REIT under the Code beginning with the taxable year ended December 31, 2010.

As of June 30, 2011, we owned a portfolio consisting of 17 retail operating properties totaling approximately 2.9 million square feet of gross leasable area, which were approximately 94.8% leased, based on gross leasable area. In addition, we own one commercial office property totaling 82,157 square feet of gross leasable area, which was 96.4% leased as of June 30, 2011. We utilize a portion of this commercial building as our headquarters. We also own two land parcels comprising approximately 31 acres slated for retail development.

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

Results of Operations

We operate through two reportable business segments: retail properties and office properties. The office segment consists of one property, Excel Centre, with a total of 82,157 leasable square feet. Our Predecessor has owned and operated Excel Centre since 2004. All of our other properties are reported in the retail segment. At June 30, 2011, we owned 17 retail operating properties with a total of approximately 2.9 million of leasable square feet.

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

You should read the following discussion in conjunction with the segment information disclosed in Note 18 to our condensed consolidated and combined financial statements in accordance with ASC 280, Segment Reporting. A portion of the results of operations for the three months ended June 30, 2010 reflect operations of the Predecessor properties prior to the IPO. Management believes this information provides for the most meaningful comparison as the historical cost of the Predecessor properties were carried over by the Company at historical cost subsequent to the Offering and therefore, results of operations for such properties would be comparable for those periods. However, our results of operations for the three and six months ended June 30, 2011 and 2010 may not be indicative of our future results of operations.

Retail Properties

At June 30, 2011, we owned 17 retail operating properties totaling approximately 2.9 million square feet. The properties were 94.8% leased and 23 leases were signed or renewed in the six months ended June 30, 2011 for a total of approximately 90,990 square feet.

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Total revenues, which include rental revenues and tenant recoveries including insurance, property taxes and other operating expenses paid by tenants, increased by $11.1 million to $12.0 million for the three months ended June 30, 2011 compared to $0.9 million for the three months ended June 30, 2010. The increase was directly related to our acquisition of 15 retail properties since the completion of the Offering.

Property operating expenses, which include maintenance and repair expenses, real estate taxes, management fees and other operating expenses including bad debts, increased by $2.7 million to $2.9 million for the three months ended June 30, 2011 compared to $0.2 million for the three months ended June 30, 2010. The increase primarily related to the 14 operating retail properties we acquired since the completion of the Offering that are not under triple-net leases.

General and administrative expenses increased $1.0 million to $3.1 million for the three months ended June 30, 2011 compared to $2.1 million for the three months ended June 30, 2010. The increase is primarily the result of additional non-cash compensation expense recognized in 2011 pursuant to the implementation of a long-term incentive plan in March 2011. In connection with the plan, members of senior management and other selected employees were provided restricted stock grants, a portion of which may vest only upon meeting minimum shareholder return thresholds. General and administrative expenses in the three months ended June 30, 2010 relate to our operations since the completion of the Offering, and include salaries and other costs incurred to operate as a public company.

Depreciation and amortization expense increased $5.7 million, to $6.2 million for the three months ended June 30, 2011 compared to $0.5 million for the three months ended June 30, 2010. The increase was directly related to our acquisition of 14 operating retail properties since the completion of the Offering and the commencement of operations at a portion of one of our development properties during 2011.

Interest expense (net of interest income) increased $3.1 million to $3.3 million for the three months ended June 30, 2011 compared to $0.2 million for the three months ended June 30, 2010. The increase was due to the increase in mortgage and notes payable. At June 30, 2011, we had approximately $198.9 million in outstanding indebtedness compared to approximately $50.0 million of outstanding indebtedness at June 30, 2010.

The gains on changes in fair value of (1) financial instruments of approximately $0.5 million and (2) earn-outs of approximately $0.3 million recognized during the three months ended June 30, 2011 as a result of (1) a decrease in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 (see Note 3 and 17 of the consolidated financial statements, contained elsewhere herein) and (2) a decrease in the estimated fair value of additional consideration that may be due to the sellers of properties acquired in 2010 as a result of a decrease in the likelihood of the counterparty achieving the necessary conditions (see Note 17 of the consolidated financial statements, contained elsewhere herein).

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Total revenues, which include rental revenues and tenant recoveries including insurance, property taxes and other operating expenses paid by tenants, increased by $20.3 million to $21.6 million for the six months ended June 30, 2011 compared to $1.3 million for the six months ended June 30, 2010. The increase was directly related to our acquisition of 15 retail properties since the completion of the Offering.

Property operating expenses, which include maintenance and repair expenses, real estate taxes, management fees and other operating expenses including bad debts, increased by $5.1 million to $5.4 million for the six months ended June 30, 2011 compared to $0.3 million for the six months ended June 30, 2010. The increase primarily related to the 14 operating retail properties we acquired since the completion of the Offering that are not under triple-net leases. One of the properties we acquired is under triple-net leases whereby the tenant pays for all the operating expenses.

General and administrative expenses increased $3.7 million to $5.8 million for the six months ended June 30, 2011 compared to $2.1 million for the six months ended June 30, 2010. The increase is primarily the result of additional non-cash compensation expense recognized in 2011 pursuant to the implementation of a long-term incentive plan in March 2011. In connection with the plan, members of senior management and other selected employees were provided restricted stock grants, a portion of which may vest only upon meeting minimum shareholder return thresholds. General and administrative expenses in the six months ended June 30, 2010 relate to our operations since the completion of the Offering, and include salaries and other costs incurred to operate as a public company.

Depreciation and amortization expense increased $9.4 million, to $10.1 million for the six months ended June 30, 2011 compared to $0.7 million for the six months ended June 30, 2010. The increase was directly related to our acquisition of 14 operating retail properties since the completion of the Offering and the commencement of operations at a portion of one of our development properties during 2011.

Interest expense (net of interest income) increased $5.2 million to $5.6 million for the six months ended June 30, 2011 compared to $0.4 million for the six months ended June 30, 2010. The increase was due to the increase in mortgage and notes payable. At June 30, 2011, we had approximately $198.9 million in outstanding indebtedness compared to approximately $50.0 million of outstanding indebtedness at June 30, 2010.

A gain on acquisition of real estate of approximately $0.9 million was recognized during the six months ended June 30, 2011 related to a property acquired in 2011 representing the difference between the fair value at the date of closing and the price paid (see Note 3).

The gains on changes in fair value of (1) financial instruments of approximately $0.5 million and (2) earn-outs of approximately $0.3 million recognized during the six months ended June 30, 2011 as a result of (1) a decrease in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 (see Note 3 and 17 of the consolidated financial statements, contained elsewhere herein) and (2) a decrease in the estimated fair value of additional consideration that may be due to the sellers of properties acquired in 2010 as a result of a decrease in the likelihood of the counterparty achieving the necessary conditions (see Note 17 of the consolidated financial statements, contained elsewhere herein).

Commercial Office Properties

At June 30, 2011, we owned one commercial office operating property (previously owned by our Predecessor) totaling approximately 82,000 square feet. The property was 96.4% leased at June 30, 2011.

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Total revenues did not change significantly (approximately $0.8 million for both the three months ended June 30, 2011 and 2010) as there were no significant changes in tenants or rents.

Property operating expenses did not change significantly (approximately $0.2 million for both the three months ended June 30, 2011 and 2010) as there were no significant changes in operations.

There were no significant general and administrative expenses related to our commercial office property in either the three months ended June 30, 2011 or 2010.

Depreciation and amortization expense did not change significantly (change of approximately $35,000) as there were no significant changes in operations and no significant change in tenants.

Interest expense (net of interest income) did not change significantly (approximately $0.2 million for both the three months ended June 30, 2011 and 2010) as there was no significant change in the mortgage balance outstanding other than scheduled monthly principal debt payments.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Total revenues did not change significantly (approximately $1.6 million for both the six months ended June 30, 2011 and 2010) as there were no significant changes in tenants or rents.

Property operating expenses did not change significantly (approximately $0.3 million for both the six months ended June 30, 2011 and 2010) as there were no significant changes in operations.

There were no significant general and administrative expenses related to our commercial office property for both the six months the six months ended June 30, 2011 or 2010.

Depreciation and amortization expense did not change significantly (change of approximately $68,000) for both the six months the six months ended June 30, 2011 or 2010 as there were no significant changes in operations and no significant change in tenants.

Interest expense (net of interest income) did not change significantly (approximately $0.4 million for both the six months ended June 30, 2011 and 2010) as there was no significant change in the mortgage balance outstanding other than scheduled monthly principal debt payments.

Cash Flows

The following is a comparison, for the six months ended June 30, 2011 and 2010, of the cash flows of the Company and our Predecessor.

Cash and cash equivalents were $88.7 million and $91.2 million at June 30, 2011 and 2010, respectively.

Net cash provided by operating activities was $11.7 million for the six months ended June 30, 2011 compared to $0.6 million for the six months ended June 30, 2010, an increase of $11.1 million. Included in the adjustments to reconcile net income to cash provided by operating activities was depreciation and amortization, which increased $9.7 million from properties acquired since the Offering. Also included as a reduction in the adjustments to reconcile net income to cash provided by operating activities for the six months ended June 30, 2011 was a gain on the acquisition of real estate of $0.9 million, a gain on sale of real estate assets of $4.0 million and a gain on changes in the fair value of financial instruments and earn-outs of $0.8 million. The change in accounts payable and other liabilities was approximately $1.5 million. This was primarily due to payables related to properties acquired since our Offering and general and administrative costs which were not included in the Predecessor 2010 operations.

Net cash used in investing activities was $34.3 million for the six months ended June 30, 2011 compared to $89.5 million for the six months ended June 30, 2010, a decrease of $55.2 million. This was primarily the result of a decrease in property acquisitions during 2011 as compared to 2010, partially offset by an increase in restricted cash.

Net cash provided by financing activities was $104.8 million for the six months ended June 30, 2011 compared to $179.4 million for the six months ended June 30, 2010, a decrease of $74.6 million. The decrease is primarily the result of a decrease in gross offering proceeds from our common stock offering in 2011 as compared to our Offering of $150.6 million and $210.0 million, respectively. In addition, we repaid in full the outstanding borrowings on our revolving credit facility, resulting in a reduction of net cash provided by financing activities of approximately $84.8 million (net proceeds of $47.7 million from the issuance of our Preferred Stock as well as a portion of the proceeds from our common stock offering were used to repay a portion of the outstanding borrowings on our revolving credit facility).

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

The following table presents a reconciliation of our FFO for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss) available to common stockholders and controlling interest of the Predecessor	$1,061	$(1,897)	$429	$(1,886)
Non-controlling interest in operating partnership	94	—	95	—
Depreciation and amortization	6,607	828	10,976	1,288
Depreciation and amortization related to joint venture	(45)	—	(45)	—
Gain on acquisition of real estate	—	—	(937)	—
Gain on sale of real estate assets	(3,976)	—	(3,976)	—

Funds from operations	$3,741	$(1,069)	$6,542	$(598)

Liquidity and Capital Resources

At June 30, 2011, we had $88.7 million of cash and cash equivalents on hand, primarily as a result of our recent common stock offering, which was completed on June 29, 2011 (see discussion below).

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

We intend to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance or will borrow from our unsecured credit facility to pay for upcoming debt maturities. We expect to incur approximately $17.8 million of additional construction costs on our three non-operating properties. Funds for these costs are expected to come from new mortgage financing, borrowings from our unsecured revolving credit facility and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness, long-term secured and unsecured indebtedness and the use of net proceeds from the disposition of non-strategic assets. In addition, we may, from time to time, offer and sell additional shares of preferred stock, as well as debt securities, common stock, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs.

We have one mortgage with a balance of $3.4 million maturing in 2011, which we intend to repay utilizing available cash or borrowings from our credit facility at the maturity date.

On July 8, 2010, we entered into the Credit Agreement with Wells Fargo Securities, LLC and KeyBanc Capital Markets, as joint lead arrangers and bookrunners, and certain other lenders, as amended from time to time (the “Credit Agreement”). The Credit Agreement was amended on June 3, 2011 and provides for a revolving credit facility of up to $200.0 million. We have the ability from time to time to increase the size of the revolving credit facility by up to an additional $200.0 million to a total of $400.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is July 7, 2014 and can be extended for one additional year at our option. The outstanding balance on our revolving credit facility at June 30, 2011 was $0. We have issued a $12.1 million letter of credit under the facility.

The revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio. We also pay a 0.35% fee for any unused portion of the revolving credit facility.

Our ability to borrow funds under the Credit Agreement and the amount of funds available under the Credit Agreement at any particular time, are subject to our meeting borrowing base requirements. The amount of funds we can borrow is determined by the net operating income of our unencumbered assets that comprise the borrowing base. We are also subject to ongoing compliance with a number of customary restrictive covenants, including:

•	a maximum leverage ratio (defined as total liabilities to total asset value) of (1) 0.60 to 1.00,

•

a minimum fixed charge coverage ratio (defined as adjusted earnings before interest, taxes, depreciation and amortization to fixed charges) of 1.50 to 1.00 as of the fiscal quarter ending June 30, 2011,

•	a maximum secured indebtedness ratio (defined as secured indebtedness to total asset value) of 0.60 to 1.00,

•	a maximum unencumbered leverage ratio (defined as unsecured indebtedness to unencumbered asset value) of 0.60 : 1.00,

•	a minimum unencumbered interest coverage ratio (defined as unencumbered net operating income to unsecured interest expense) of 2.00 : 1.00, and

•	a minimum tangible net worth equal to approximately $169.0 million plus 80% of the net proceeds of any additional equity issuances.

Under the Credit Agreement, cash dividends on our common stock, as well as our preferred stock, may not exceed the greater of (1)(a) during the period from October 1, 2010 to June 30, 2011, 110% of our FFO, and (b) beginning on July 1, 2011, 95% of our FFO, and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status. As of June 30, 2011, we were in compliance with all of the covenants under the Credit Agreement.

On January 28, 2011, we issued 2,000,000 shares of Preferred Stock, with a liquidation preference of $25.00 per share. We will pay cumulative dividends on the Preferred Stock when, as and if declared by our Board of Directors at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Preferred Stock is $1.75, payable quarterly in arrears on the 15th calendar day of January, April, July and October of each year, as and if declared by our Board of Directors. Net proceeds from this offering were approximately $47.7 million in cash. We used the net proceeds of this offering to repay a portion of the outstanding indebtedness under the unsecured revolving credit facility.

On June 29, 2011, we completed the issuance of 14,375,000 shares of common stock, including the exercise of an overallotment option of 1,875,000 shares, resulting in net proceeds of approximately $150.0 million, after deducting the underwriters’ discount and commissions and offering expenses. A portion of the net proceeds of this offering were used to repay the outstanding indebtedness on our revolving credit facility, with the remainder intended to fund future acquisitions and for other general corporate and working capital purposes.

We may from time to time seek to repurchase or redeem outstanding shares of our common stock or preferred stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

As of June 30, 2011, our ratio of debt-to-gross undepreciated asset value was approximately 30.9%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and our Board of Directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments and Contingencies

The following table outlines the timing of our required payments (dollars in thousands) related to our mortgage and note indebtedness as of June 30, 2011:

	Payments by Period
	2011 (six months)	2012-2013	2014-2015	Thereafter	Total
Principal payments — fixed rate debt	$4,512	$25,684	$75,506	$26,035	$131,737
Principal payments — variable rate debt(1)	—	55,800	—	12,000	67,800
Interest payments — fixed rate debt	3,836	13,903	6,054	9,461	33,254
Interest payments — variable rate debt(1)	1,545	3,027	22	859	5,453

	$9,893	$98,414	$81,582	$48,355	$238,244

(1)

Includes redevelopment revenue bonds at our Northside Mall property to be used for the redevelopment of this property, a mortgage payable at our Park West Place property, and outstanding borrowings on our revolving credit facility (our revolving credit facility had a balance of $0 at June 30, 2011). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds. The mortgage payable bears interest at a rate of LIBOR plus 2.50%. In December 2010, we entered into interest rate swap contracts equal to the notional value of the mortgage payable, which fix LIBOR at an average of 1.41% for the term of the loan. The revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had a $2.0 million note receivable related to a mezzanine loan to PC Retail, LLC to facilitate the land acquisition and development of a shopping center anchored by Publix in Brandon, Florida. The loan is secured with a second mortgage trust deed on the property and is personally guaranteed by members of PC Retail, LLC. We have also entered into a purchase and sale agreement with PC Retail, LLC to acquire the property upon completion. The purchase price will be based on the income from leasing of the center.

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

Distribution Policy

We intend to elect to be taxed as a REIT under the Code beginning with the taxable year ended December 31, 2010. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our REIT taxable income to our stockholders. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate United States federal, state or local income taxes on income we distribute currently (in accordance with the Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to United States federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify for United States federal taxation as a REIT, we may be subject to certain state and local taxes on our income properties and operations and to United States federal income and excise taxes on our taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

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

The fair value of mortgages payable (before premium or discount) at June 30, 2011 was approximately $202.5 million compared to the carrying amount of $199.0 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $3.0 million at June 30, 2011. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $3.3 million at June 30, 2011.

We have entered into a $200.0 million unsecured revolving credit facility. The revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio. As of June 30, 2011, we had $12.1 million of debt and commitments outstanding under our unsecured revolving credit facility, comprised of a $12.1 million letter of credit issued under the facility.

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

As of June 30, 2011, we had two interest rate derivatives that were designated as cash flow hedges of interest rate risk. Both derivatives were interest rate swaps and the notional amount totaled $55.8 million. The interest rate swap contracts fixed LIBOR at an average of 1.41% for the term of a mortgage loan which expires in December 2013. The fair value of these derivative financial instruments was approximately $807,000 and is classified in accounts payable and other liabilities on the accompanying condensed consolidated balance sheets.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Third Amendment to Credit Agreement, dated June 3, 2011, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCEL TRUST, INC.

By:	/s/ GARY B. SABIN
Gary B. Sabin
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JAMES Y. NAKAGAWA
James Y. Nakagawa
Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Third Amendment to Credit Agreement, dated June 3, 2011, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011.