Form 10-Q
period 2011-09-30
Excel Trust, Inc.
filed 2011-11-03
CIK 1478950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares outstanding as of November 2, 2011 of the registrant’s common stock, $0.01 par value per share: 30,289,813 shares

PART 1 — FINANCIAL INFORMATION

EXCEL TRUST, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I	Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets of Excel Trust, Inc. as of September 30, 2011 (unaudited) and December 31, 2010, respectively	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss of Excel Trust, Inc. for the three months ended September 30, 2011 and 2010 (unaudited)	4

	Condensed Consolidated and Combined Statements of Operations and Comprehensive (Loss) Income of Excel Trust, Inc. for the nine months ended September 30, 2011 and for the period from April 28, 2010 to September 30, 2010 and Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010 (unaudited)	5

	Condensed Consolidated and Combined Statements of Equity of Excel Trust, Inc. for the period from April 28, 2010 to September 30, 2010 and Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010 (unaudited)	6

	Condensed Consolidated Statement of Equity of Excel Trust, Inc. for the nine months ended September 30, 2011 (unaudited)	7

	Condensed Consolidated and Combined Statements of Cash Flows of Excel Trust, Inc. for the nine months ended September 30, 2011 and for the period from April 28, 2010 to September 30, 2010 and Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010 (unaudited)	8

	Notes to Condensed Consolidated and Combined Financial Statements of Excel Trust, Inc. and Excel Trust, Inc. Predecessor (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II	Other Information	44

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Reserved	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

Signatures		46

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS:

Property:
Land	$226,097	$153,601
Buildings	260,085	178,374
Site improvements	24,423	18,832
Tenant improvements	23,139	18,242
Construction in progress	18,797	4,423
Less accumulated depreciation	(15,630)	(8,360)

Property, net	536,911	365,112
Cash and cash equivalents	45,885	6,525
Restricted cash	3,879	5,870
Tenant receivables, net	2,582	1,945
Lease intangibles, net	66,520	53,024
Mortgage loan receivable	2,000	2,000
Deferred rent receivable	2,656	1,148
Other assets	13,941	5,464

Total assets	$674,374	$441,088

LIABILITIES AND EQUITY:

Liabilities:
Mortgages payable, net	$245,983	$137,043
Notes payable	—	85,384
Accounts payable and other liabilities	24,511	12,944
Lease intangibles, net	13,129	7,150
Dividends/distributions payable	5,642	1,957

Total liabilities	289,265	244,478

Equity:

Stockholders’ equity
Preferred stock, 50,000,000 shares authorized; 7.0% Series A cumulative convertible perpetual preferred stock, $50,000,000 liquidation preference ($25.00 per share), 2,000,000 and 0 shares issued and outstanding, at September 30, 2011 and December 31, 2010, respectively	47,703	—
Common stock, $.01 par value, 200,000,000 shares authorized; 30,289,813 and 15,663,331 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	302	156
Additional paid-in capital	324,277	191,453
Cumulative distributions in excess of net income	(3,555)	(3,725)

	368,727	187,884
Accumulated other comprehensive loss	(1,089)	(373)

Total stockholders’ equity	367,638	187,511
Non-controlling interests	17,471	9,099

Total equity	385,109	196,610

Total liabilities and equity	$674,374	$441,088

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Revenues:
Rental revenue	$12,538	$4,006
Tenant recoveries	2,702	559
Other income	143	52

Total revenues	15,383	4,617
Expenses:
Maintenance and repairs	932	164
Real estate taxes	1,724	705
Management fees	155	32
Other operating expenses	732	185
General and administrative	3,187	1,863
Depreciation and amortization	6,375	2,064

Total expenses	13,105	5,013

Net operating income (loss)	2,278	(396)
Interest expense	(3,561)	(1,273)
Interest income	144	84
Changes in fair value of financial instruments	(596)	—

Loss from continuing operations	(1,735)	(1,585)
Income from discontinued operations	—	440

Net loss	(1,735)	(1,145)
Net (income) loss attributable to non-controlling interests	(2)	45

Net loss attributable to Excel Trust, Inc.	(1,737)	(1,100)
Preferred stock dividends	(875)	—

Net loss attributable to the common stockholders	$(2,612)	$(1,100)

Loss from continuing operations per share attributable to the common stockholders - basic and diluted	(0.09)	(0.10)
Net loss per share attributable to the common stockholders - basic and diluted	$(0.09)	$(0.07)

Weighted-average common shares outstanding - basic and diluted	29,634	15,510

Dividends declared per common share	$0.155	$0.08

Net loss	$(1,735)	$(1,145)
Other comprehensive loss:
Change in unrealized loss on investment in equity securities	(23)	—
Change in unrealized loss on interest rate swaps	(334)	—

Comprehensive loss	(2,092)	(1,145)
Comprehensive loss attributable to non-controlling interests	14	45

Comprehensive loss attributable to Excel Trust, Inc.	$(2,078)	$(1,100)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

(LOSS) INCOME

(In thousands, except per share data)

(Unaudited)

	The Company	The Company	The Predecessor
	Nine Months Ended September 30, 2011	Period from April 28, 2010 to September 30, 2010	Period from January 1, 2010 to April 27, 2010
Revenues:
Rental revenue	$31,481	$5,216	$1,455
Tenant recoveries	6,821	651	113
Other income	349	86	—

Total revenues	38,651	5,953	1,568
Expenses:
Maintenance and repairs	2,351	220	98
Real estate taxes	4,236	825	140
Management fees	405	34	43
Other operating expenses	2,294	251	98
Changes in fair value of earn-outs	(328)	—	—
General and administrative	8,977	3,999	8
Depreciation and amortization	16,937	2,738	542

Total expenses	34,872	8,067	929

Net operating income (loss)	3,779	(2,114)	639

Interest expense	(9,629)	(1,623)	(483)
Interest income	228	158	—
Gain on acquisition of real estate	937	—	—
Changes in fair value of financial instruments	(84)	—	—

(Loss) income from continuing operations	(4,769)	(3,579)	156
Income from discontinued operations before gain on sale of real estate assets	1,023	610	—
Gain on sale of real estate assets	3,976	—	—

Income from discontinued operations	4,999	610	—

Net income (loss)	230	(2,969)	156
Net (income) loss attributable to non-controlling interests	(60)	117	(290)

Net income (loss) attributable to Excel Trust, Inc. and Excel Trust, Inc. Predecessor	170	(2,852)	(134)
Preferred stock dividends	(2,353)	—	—

Net loss attributable to the common stockholders and controlling interest of the Predecessor	$(2,183)	$(2,852)	$(134)

Loss from continuing operations per share attributable to the common stockholders - basic and diluted	(0.36)	$(0.22)
Net loss per share attributable to the common - basic and diluted stockholders	$(0.13)	$(0.18)

Weighted-average common shares outstanding - basic	20,386	15,509

Dividends declared per common share	$0.445	$0.08

Net income (loss)	$230	$(2,969)	$156
Other comprehensive loss:
Change in unrealized loss on investment in equity securities	(23)	—	—
Change in unrealized loss on interest rate swaps	(752)	—	—

Comprehensive (loss) income	(545)	(2,969)	156
Comprehensive (income) loss attributable to non-controlling interests	(1)	117	(290)

Comprehensive loss attributable to Excel Trust, Inc. and Excel Trust, Inc. Predecessor	$(546)	$(2,852)	$(134)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

The Predecessor

	Total Owner’s Equity	Non-controlling Interests	Total Equity
Balance at January 1, 2010	$8,622	$900	$9,522
Contributions	316	63	379
Distributions	(707)	(290)	(997)
Net loss	(134)	290	156

Balance at April 27, 2010	$8,097	$963	$9,060

The Company

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity	Non- controlling Interests	Owner’s Equity	Total Equity
	Shares	Amount
Balance at April 28, 2010	—	$—	$—	$—	$—	$963	$8,097	$9,060
Issuance of common stock	15,000,000	150	209,850	—	210,000	—	—	210,000
Offering costs	—	—	(15,398)	—	(15,398)	—	—	(15,398)
Initial contribution and acquisition of Predecessor interests:
Exchange of Predecessor equity for Company common stock	454,008	4	8,507	—	8,511	—	(8,097)	414
Exchange of Predecessor non-controlling interest for Company common stock	53,985	—	1,049	—	1,049	(963)	—	86
Predecessor non-controlling interests purchased	—	—	(1,812)	—	(1,812)	—	—	(1,812)
Adjustment for non-controlling interest	—	—	(7,965)	—	(7,965)	7,965	—	—
Issuance of restricted common stock awards	155,338	2	(2)	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	227	—	227	—	—	227
Dividends/distributions	—	—	(1,253)	—	(1,253)	(51)	—	(1,304)
Net loss	—	—	—	(2,852)	(2,852)	(117)	—	(2,969)

Balance at September 30, 2010	15,663,331	$156	$193,203	$(2,852)	$190,507	$7,797	$—	$198,304

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Dollars in thousands)

(Unaudited)

	Series A Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Distributions in Excess of Net Income	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
		Shares	Amount
Balance at January 1, 2011	$—	15,663,331	$156	$191,453	$(3,725)	$(373)	$187,511	$9,099	$196,610
Net proceeds from sale of preferred stock	47,703	—	—	—	—	—	47,703	—	47,703
Net proceeds from sale of common stock	—	14,375,000	144	149,743	—	—	149,887	—	149,887
Issuance of restricted common stock awards	—	929,348	9	(9)	—	—	—	—	—
Repurchase of common stock	—	(674,866)	(7)	(6,735)	—	—	(6,742)	—	(6,742)
Forfeitures of restricted common stock awards	—	(3,000)	—	—	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	3,126	—	—	3,126	—	3,126
Common stock dividends	—	—	—	(11,660)	—	—	(11,660)	—	(11,660)
Issuance of non-controlling interests	—	—	—	—	—	—	—	9,035	9,035
Distributions to non-controlling interests	—	—	—	—	—	—	—	(669)	(669)
Contributions from non-controlling interests	—	—	—	—	—	—	—	717	717
Net income	—	—	—	—	170	—	170	60	230
Preferred stock dividends	—	—	—	(2,353)	—	—	(2,353)	—	(2,353)
Change in unrealized loss on investment in equity securities	—	—	—	—	—	(22)	(22)	(1)	(23)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	(694)	(694)	(58)	(752)
Adjustment for non-controlling interest	—	—	—	712	—	—	712	(712)	—

Balance at September 30, 2011	$47,703	30,289,813	$302	$324,277	$(3,555)	$(1,089)	$367,638	$17,471	$385,109

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	The Company	The Company	The Predecessor
	Nine Months Ended September 30, 2011	Period from April 28, 2010 to September 30, 2010	Period from January 1, 2010 to April 27, 2010
Cash flows from operating activities:
Net income (loss)	$230	$(2,969)	$156
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,352	2,994	542
Gain on acquisition of real estate	(937)	—	—
Changes in fair value of earn-outs	(328)	—	—
Changes in fair value of financial instruments	84	—	—
Gain on sale of real estate assets	(3,976)	—	—
Deferred rent receivable	(1,575)	(173)	(66)
Amortization of above and below market leases	75	(111)	(20)
Amortization of deferred financing costs	956	129	22
Bad debt expense	440	47	16
Amortization of share-based compensation	3,126	227	—
Change in assets and liabilities:
Tenant and other receivables	(1,010)	(1,277)	64
Other assets	(535)	(197)	(86)
Accounts payable and other liabilities	4,510	3,902	(327)

Net cash provided by operating activities	18,412	2,572	301

Cash flows from investing activities:
Acquisitions of property, development and property improvements	(61,763)	(131,518)	(132)
Capitalized leasing costs	(933)	(93)	(94)
Purchase of equity securities	(6,061)	—	—
Restricted cash	2,684	(26,147)	(12)

Net cash used in investing activities	(66,073)	(157,758)	(238)

Cash flows from financing activities:
Issuance of common stock	150,579	210,000	—
Common stock offering costs	(692)	(15,398)	—
Repurchase of common stock	(6,742)	—	—
Issuance of preferred stock	48,425	—	—
Preferred stock offering costs	(722)	—	—
Payments on mortgages payable	(5,603)	(11,529)	(227)
Payments on notes payable	(114,849)	—	—
Borrowings from notes payable	30,000	35,000	—
Purchase of Predecessor non-controlling interests	—	(1,812)	—
(Payments) and proceeds from Predecessor controlling interests	—	(1,337)	121
Contributions from non-controlling interests	130	—	—
Contributions from Predecessor controlling interests	—	—	316
Contributions from Predecessor non-controlling interests	—	—	63
Distributions to Predecessor controlling interests	—	—	(707)
Distributions to Predecessor non-controlling interests	—	—	(290)
Dividends/distributions	(10,997)	—	—

	The Company	The Company	The Predecessor
	Nine Months Ended September 30, 2011	Period from April 28, 2010 to September 30, 2010	Period from January 1, 2010 to April 27, 2010
Deferred financing costs	(2,508)	(1,992)
Tenant security deposits	—	116

Net cash provided (used) by financing activities	87,021	213,048	(724)

Net increase (decrease)	39,360	57,862	(661)
Cash and cash equivalents, beginning of period	6,525	—	661

Cash and cash equivalents, end of period	$45,885	$57,862	$—

Supplemental cash flow information:

Cash payments for interest, net of amounts capitalized	$8,060	$1,523	$480

Non-cash investing and financing activity:

Contribution of properties for common shares and operating partnership units	$—	$9,060	$—

Acquisition of real estate for operating partnership units	$9,034	$—	$—

Assumption of net mortgage debt in connection with property acquisitions	$114,543	$51,535	$—

Assets received in connection with property acquisitions	$693	$2,083	$—

Liabilities assumed in connection with property acquisitions	$4,409	$2,359	$—

Dispositions of real estate assets classified as a 1031 exchange (including gain on sale of real estate assets of $3,976)	$39,300	$—	$—

Acquisitions of real estate assets classified as a 1031 exchange	$39,300	$—	$—

Dividends/distributions payable	$5,642	$1,304	$—

Conversion of note payable to contribution from non-controlling interests	$587	$—	$—

Accrued additions to development	$2,964	$96	$—

Change in unrealized loss on interest rate swaps	$752	$388	$—

Exchange of notes receivable for real estate	$—	$33,400	$—

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

Following the Offering, ETP was contributed to the Company and the Operating Partnership in exchange for 507,993 shares of the Company’s common stock and 641,062 partnership interests (the “OP Units”). The exchange of entities or interests therein for shares of common stock of the Company and OP Units has been accounted for as a reorganization of entities under common control, and accordingly, the related assets and liabilities of ETP have been reflected at their historical cost basis. The Company elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2010.

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

The unaudited interim condensed consolidated and combined financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the combined financial statements for the interim periods have been made. Operating results for the periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

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

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities are deferred rents in the amount of $2.8 million and $3.1 million at September 30, 2011 and December 31, 2010, respectively.

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

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of cash rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income was increased by $777,000 and $100,000 in the three months ended September 30, 2011 and 2010, respectively, and $1.6 million and $253,000 (comprising $80,000 from the Company and $173,000 from the Predecessor) in the nine months ended September 30, 2011 and 2010, respectively, due to the straight-line rent adjustment.

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

Investments in Partnerships and Limited Liability Companies:

The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity (“VIE”) and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support provided by any parties or (2) as a group, the holders of the equity investment lack one or more of the essential characteristics of a controlling financial interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the form of ownership interest, voting interest, the size of the investment (including loans) and the rights of other investors to participate in policy making decisions, to replace or remove the manager and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE.

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

Investments in Equity Securities:

The Company, through its Operating Partnership, holds investments in equity securities in certain publicly-traded companies. The Company does not acquire investments for trading purposes and, as a result, all of the Company’s investments in publicly-traded companies are considered “available-for-sale” and are recorded at fair value. Changes in the fair value of investments classified as available-for-sale are recorded in other comprehensive income. The fair value of the Company’s equity securities in publicly-traded companies is determined based upon the closing trading price of the equity security as of the balance sheet date. The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income. For all investments in equity securities, if a decline in the fair value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a non-cash charge to earnings. The factors that the Company considers in making these assessments include, but are not limited to, severity and duration of the unrealized loss, market prices, market conditions, the occurrence of ongoing financial difficulties, available financing, new product initiatives and new collaborative agreements.

During the three months ended September 30, 2011, the Company purchased approximately 245,000 shares of preferred stock in public companies within the real estate industry for an initial cost basis of approximately $6.1 million. Investments in equity securities, which are included in other assets on the accompanying condensed consolidated balance sheets, consisted of the following:

September 30, 2010
Equity securities, initial cost basis	$6,061
Unrealized gain/(loss)	(23)

Equity securities, fair value(1)	$6,038

(1)

Determination of fair value is classified as Level 1 in the fair value hierarchy based on the use of quoted prices in active markets (see section entitled “Fair Value of Financial Instruments” that follows herein).

The fair value of some of the Company’s investments in equity securities is less than the initial cost basis due to a decrease in their respective stock prices during the three months ended September 30, 2011. However, the Company has the ability and intent to retain the investments for a period of time sufficient to allow for an anticipated recovery in market value. The Company will continue to periodically evaluate whether an other-than-temporary impairment exists for any investment when the fair value is less than the initial cost basis.

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through September 30, 2011, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized to general and administrative expense ratably over the requisite service period for awards that include only service or performance vesting conditions and utilizing a graded vesting method for awards that include one or more market vesting conditions, adjusted for anticipated forfeitures.

Mortgage Loan Receivable:

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

Tenant receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in other operating expenses on the accompanying consolidated and combined statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At September 30, 2011 and December 31, 2010, the Company had $597,000 and $605,000, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the three months ended September 30, 2011 and 2010, $109,000 and $25,000, respectively, of receivables were charged to bad debt expense. During the nine months ended September 30, 2011, the period from April 28, 2010 to September 30, 2010, and the period from January 1, 2010 to April 27, 2010, $440,000, $47,000 and $16,000, respectively, of receivables were charged to bad debt expense.

Non-controlling Interests

At September 30, 2011 and December 31, 2010, non-controlling interest represented the portion of equity that the Company did not own in those entities it consolidates. Non-controlling interests also include OP Units not held by the Company.

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

In the three and nine months ended September 30, 2011 and during the period from April 28, 2010 to September 30, 2010, no tenant accounted for more than 10% of revenues. During the period from January 1, 2010 to April 27, 2010, one tenant accounted for 29.1% of the Predecessor’s total revenues.

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

Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the assets or liabilities, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Although the Company has determined that the majority of the inputs used to value its derivatives classified as cash flow hedges fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2011, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its valuations related to derivatives classified as cash flow hedges in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 17).

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

The Company’s investments in equity securities fall within Level 1 of the fair value hierarchy as the Company utilizes observable market-based inputs, based on the closing trading price of securities as of the balance sheet date, to determine the fair value of the investments.

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

3. Acquisitions:

The Company completed four acquisitions in the nine months ended September 30, 2011 (in thousands):

Property	Date Acquired	Location	Square Footage	Percent Leased
Edwards Theatres	March 11, 2011	San Marcos, CA	100,551	100.0%
Rite Aid	March 22, 2011	Vestavia Hills, AL	11,180	100.0%
Gilroy Crossing	April 5, 2011	Gilroy, CA	325,431	99.6%
The Promenade	July 11, 2011	Scottsdale, AZ	433,538	97.1%

The following summary provides an allocation of purchase price for the above acquisitions (in thousands).

	Building	Land	Above Market Lease	Below Market Lease	In-Place Lease	Debt Premium/(Discount)	Purchase Price
Edwards Theatres(1)	$13,600	$10,283	$—	$(405)	$3,109	$(437)	$26,150
Rite Aid(2)	911	340	—	—	214	—	1,465
Gilroy Crossing	40,420	22,154	610	(2,989)	8,305	—	68,500
The Promenade(3)	47,202	51,024	4,500	(3,879)	11,178	—	110,025

Total	$102,133	$83,801	$5,110	$(7,273)	$22,806	$(437)	$206,140

(1)

In addition to the cash consideration paid in connection with the acquisition, 764,343 OP Units were issued with a fair value of $11.82 per unit at the time of issuance. These OP Units can be redeemed after one year for cash or, at the Company’s election, for shares of the Company’s common stock. If the redemption takes place in the second year after the acquisition and the price of shares of the Company’s common stock is less than $14.00 per share at the date of redemption, the Company must issue additional shares or cash for the difference. The Company originally recorded a liability of approximately $4.2 million within accounts payable and other liabilities on the accompanying condensed consolidated balance sheets to reflect the estimated fair value of this redemption provision (see footnote 17 for a discussion of changes in the fair value of this liability after the initial acquisition).

(2)	A gain of $0.9 million was recognized on the acquisition of this property which represented the difference between the fair value at the date of closing and the price paid.

(3)	The purchase price allocation for the acquisition of The Promenade is preliminary as of September 30, 2011 and subject to adjustment within the measurement period in accordance with ASC 805.

The following summary provides an allocation of purchase price for property acquisitions in 2010.

	Building	Land	Above Market Lease	Below Market Lease	In-Place Lease	Debt Premium/(Discount)	Purchase Price
5000 South Hulen	$16,495	$2,204	$8	$(509)	$2,476	$1,314	$21,988
Plaza at Rockwall	20,783	15,752	78	(2,138)	6,296	—	40,771
Vestavia Hills City Center	18,955	7,806	1,346	(635)	5,917	—	33,389
Other Property Acquisitions	50,895	27,827	1,489	(444)	9,020	(58)	88,729

Total	$107,128	$53,589	$2,921	$(3,726)	$23,709	$1,256	$184,877

The Company recorded revenues and net (loss)/income for the three months ended September 30, 2011 of approximately $4.9 million and ($128,000) respectively, and for the nine months ended September 30, 2011 of approximately $7.4 million and $356,000, respectively, related to the 2011 acquisitions. The Company recorded revenues and net (loss)/income for the three months ended September 30, 2010 of approximately $3.3 million and ($137,000) respectively, and for the nine months ended September 30, 2010 of approximately $3.8 million and ($213,000), respectively, related to the 2010 acquisitions.

The following unaudited pro forma information for the nine months ended September 30, 2011 has been prepared to reflect the incremental effect of the properties acquired in 2011 as if such acquisitions had occurred on January 1, 2010 (in thousands).

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revenues	$45,228	$41,749
Net income	1,058	(1,060)

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
In-place leases, net of accumulated amortization of $10,916 and $4,703 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 83 and 101 months as of September 30, 2011 and December 31, 2010, respectively)	$43,771	$32,328

Above market leases, net of accumulated amortization of $2,440 and $1,212 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 71 and 97 months as of September 30, 2011 and December 31, 2010, respectively)	10,551	7,803

Leasing commissions, net of accumulated amortization of $2,773 and $1,568 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 115 and 151 months as of September 30, 2011 and December 31, 2010, respectively)	12,198	12,893

	$66,520	$53,024

Estimated amortization of lease intangible assets as of September 30, 2011 and for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2011 (remaining three months)	$3,651
2012	13,384
2013	11,683
2014	9,571
2015	6,256
Thereafter	21,975

Total	$66,520

Amortization expense recorded on the lease intangible assets for the three months ended September 30, 2011 and 2010 was $3.3 million and $1.1 million, respectively. Included in these amounts are $625,000 and $77,000, respectively, of amortization of above market lease intangible assets recorded against rental income. Amortization expense recorded on the lease intangible assets for the nine months ended September 30, 2011 and 2010 was $9.0 million and $1.5 million, respectively. Included in these amounts are $1.4 million and $117,000, respectively, of amortization of above market lease intangible assets recorded against rental income.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September, 30, 2011	December 31, 2010
Below market leases, net of accumulated amortization of $2,030 and $1,173 as of September 30, 2011 and December 31, 2010, respectively (with a weighted average remaining life of 109 and 121 months as of September 30, 2011 and December 31, 2010, respectively)	$13,129	$7,150

Amortization recorded on the lease intangible liabilities for the three months ended September 30, 2011 and 2010 was $577,000 and $151,000, respectively. Amortization recorded on the lease intangible liabilities for the nine months ended September 30, 2011 and 2010 was $1.3 million and $248,000, respectively. These amounts were recorded to rental income in the Company and ETP’s condensed consolidated and combined statements of operations.

Estimated amortization of lease intangible liabilities as of September 30, 2011 and for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2011 (remaining three months)	$552
2012	2,072
2013	1,921
2014	1,719
2015	1,219
Thereafter	5,646

Total	$13,129

6. Variable Interest Entities

Consolidated Variable Interest Entities

Included within the consolidated financial statement is the 50% joint venture with AB Dothan, LLC, that is deemed a VIE, and for which the Company is the primary beneficiary as it has the power to direct activities that most significantly impact the economic performance of the VIE.

In August 2011, the Company and its partner in the AB Dothan joint venture contributed additional funds to the joint venture in the amount of approximately $717,000 each pursuant to a capital call. The partner’s contribution was comprised of cash in the amount of approximately $129,000 and the conversion of a note payable from the joint venture to the Company’s partner with a principal balance of approximately $536,000 and accrued interest of approximately $52,000. The partner’s contribution is reflected as an increase within the non-controlling interest component of equity on the accompanying condensed consolidated statement of equity.

As of September 30, 2011 and December 31, 2010, total carrying amount of assets was approximately $17.2 million and $18.6 million, respectively, which includes approximately $13.6 million and $8.3 million, respectively of real estate assets. As of September 30, 2011 and December 31, 2010, the total carrying amount of liabilities was approximately $15.2 million and $15.9 million, respectively.

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

8. Mortgages Payable, net

Mortgages payable at September 30, 2011 and December 31, 2010 consist of the following (in thousands):

	Carrying Amount of Mortgage Notes		Contractual Interest Rate	Effective Interest Rate	Monthly Payment(1)	Maturity Date
Property Pledged as Collateral	September 30, 2011	December 31, 2010
Excel Centre	$12,591	$12,768	6.08%	6.08%	$85	2014
Five Forks Place	5,111	5,242	5.50%	5.50%	39	2013
5000 South Hulen	13,930	14,086	5.60%	6.90%	83	2017
Lowe’s, Shippensburg	13,919	14,147	7.20%	7.20%	110	2031
Merchant Central	4,581	4,647	5.94%	6.75%	30	2014
Grant Creek Town Center	15,780	16,029	5.75%	5.75%	105	2013
Mariner’s Point(2)	—	3,482	7.10%	5.75%	25	2011
Park West Place(3)	55,800	55,800	2.75%	3.91%	182	2013
Northside Mall(4)	12,000	12,000	0.16%	1.16%	3	2035
Rite Aid — Vestavia Hills	1,379	—	7.25%	7.25%	21	2018
Edwards Theatres	12,248	—	6.74%	5.50%	95	2014
Gilroy Crossing	47,590	—	5.01%	5.01%	263	2014
The Promenade	51,757	—	4.80%	4.80%	344	2015

	$246,686	$138,201
Less: discount(5)	(703)	(1,158)

Mortgage notes payable, net	$245,983	$137,043

(1)	This represents the monthly payment of principal and interest at September 30, 2011.

(2)	The loan, with an original maturity date of November 1, 2011, was voluntarily prepaid by the Company in September 2011 with no prepayment penalty or additional cost.

(3)

The loan bears interest at a rate of LIBOR plus 2.50% (interest rate of 2.75% at September 30, 2011). In December 2010, the Company entered into interest rate swap contracts, which fix LIBOR at an average of 1.41% for the term of the loan.

(4)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds ( interest rate of 0.16% at September 30, 2011). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association, or SIFMA, index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $116,000 at September 30, 2011 will be amortized as additional interest expense through November 2035.

(5)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below or above market interest rates and (b) underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the three months ended September 30, 2011 and 2010 was $134,000 and $0, respectively. Total interest cost capitalized for the nine months ended September 30, 2011 and 2010 was $243,000 and $106,000, respectively.

The Company’s mortgage debt maturities at September 30, 2011 and during the next five years are as follows (in thousands):

Year Ending December 31,	Amount
2011 (remaining three months)	$881
2012	4,375
2013	80,110
2014	76,506
2015	46,838
Thereafter	37,976

$246,686

9. Notes Payable

On June 3, 2011, the Company entered into a Third Amendment to Credit Facility (the “Credit Agreement”), which provided an increase in borrowings available under its revolving credit facility from $125.0 million to $200.0 million, decreased the fees pertaining to the unused capacity and the applicable interest rate, and extended the maturity date. The Company has the ability from time to time to increase the size of the revolving credit facility by up to an additional $200.0 million to a total borrowing capacity of $400.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is July 7, 2014 and may be extended for one additional year at the Company’s option. The Company, among other things is subject to covenants requiring the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt, and (2) minimum fixed coverage ratios. At September 30, 2011, the Company was in compliance with all the covenants in the Credit Agreement.

The revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on the Company’s leverage ratio. The Company will also pay a 0.35% fee for any unused portion of the revolving credit facility. Borrowings from the revolving credit facility were $0 at September 30, 2011. The Company issued a $12.1 million letter of credit from the revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on the Company’s condensed consolidated balance sheet. At September 30, 2011, there was approximately $79.6 million available for borrowing under the revolving credit facility.

In August 2011, the Company’s note payable from a consolidated joint venture to the Company’s partner in the amount of approximately $536,000 (not including accrued interest of approximately $52,000) was converted to capital pursuant to its inclusion in a capital contribution by the Company’s AB Dothan joint venture partner (see Note 6 above for additional discussion).

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

The calculation of diluted earnings per share for the three and nine months ended September 30, 2011 does not include unvested restricted common shares, contingently issuable shares (Note 3), or OP units as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. In addition, common shares issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (the “Preferred Stock”) were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three and nine months ended September 30, 2011. Computations of basic and diluted earnings per share for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 (in thousands, except share data) were as follows:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Basic earnings per share:
Loss from continuing operations	$(1,735)	$(1,585)
Preferred dividends	(875)	—
Allocation to participating securities	(160)	(45)
(Loss) income from continuing operations attributable to non-controlling interests	(2)	62

Loss from continuing operations attributable to the common stockholders	$(2,772)	$(1,568)

Net loss attributable to the common stockholders	(2,612)	$(1,100)
Allocation to participating securities	(160)	(45)

Net loss applicable to the common stockholders	$(2,772)	$(1,145)

Weighted-average common shares outstanding:
Basic	29,634,347	15,509,907

Basic and diluted earnings per share:
Loss from continuing operations per share attributable to the common stockholders	$(0.09)	$(0.10)
Income from discontinued operations per share attributable to the common stockholders	—	0.03

Net loss per share attributable to the common stockholders	$(0.09)	$(0.07)

Computations of basic and diluted earnings per share for the nine months ended September 30, 2011 (in thousands, except share data) were as follows:

	Nine Months Ended September 30, 2011	Period from April 28, 2010 to September 30, 2010
Basic earnings per share:
Loss from continuing operations	$(4,769)	$(3,579)
Preferred dividends	(2,353)	—
Allocation to participating securities	(465)	(117)
Loss from continuing operations attributable to non-controlling interests	157	141

Loss from continuing operations attributable to the common stockholders	$(7,430)	$(3,555)

Net loss attributable to the common stockholders	$(2,183)	$(2,852)
Allocation to participating securities	(465)	(117)

Net loss applicable to the common stockholders	$(2,648)	$(2,969)

Weighted-average common shares outstanding:
Basic and diluted	20,386,280	15,509,302

Basic and diluted earnings per share:
Loss from continuing operations per share attributable to the common stockholders	$(0.36)	$(0.22)
Income from discontinued operations per share attributable to the common stockholders	0.23	0.04

Net loss per share attributable to the common stockholders	$(0.13)	$(0.18)

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

During the three and nine months ended September 30, 2011, the Company recorded no amounts in earnings attributable to hedge ineffectiveness. During the next twelve months, the Company estimates that an additional $562,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of September 30, 2011, the Company had the following outstanding interest rate swaps and other derivatives instruments (in thousands):

	Fair Value(1)		Current Notional Amount	Strike Rate	Expiration Date
Type of Derivative Instrument	September 30, 2011	December 31, 2010
Interest rate swaps(2)	$1,141	$388	$55,800	1.34% to 1.48%	December 2013
Other derivative instrument(3)	4,288	—			March 2013

Total derivative instruments	$5,429	$388

(1)	Fair value of derivative instruments does not include any related accrued interest payable to the counterparty.

(2)	The interest rate swaps are classified within accounts payable and other liabilities on the accompanying condensed consolidated balance sheets.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the three months ended September 30, 2011 (in thousands):

	Income Statement Impact of Derivative Instruments For the Three Months Ended September 30, 2011
	Amount of Unrealized Gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative instruments:
Interest rate swaps	$(502)	Interest expense	$(168)	Interest expense	$—
Other derivatives	—	—	—	Loss on changes in fair value of financial instruments	(596)

Total	$(502)		$(168)		$(596)

The tables below present the effect of the Company’s derivative financial instruments on the Statement of Operations for the nine months ended September 30, 2011 (in thousands):

	Income Statement Impact of Derivative Instruments For the Nine Months Ended September 30, 2011
	Amount of Unrealized Gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative instruments:
Interest rate swaps	$(1,235)	Interest expense	$(483)	Interest expense	$—
Other derivatives	—	—	—	Loss on changes in fair value of financial instruments	(84)

Total	$(1,235)		$(483)		$(84)

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

If the Company had breached any of these provisions at September 30, 2011, it could have been required to settle its obligations under the agreements at their termination value. As of September 30, 2011, the termination value defined as the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was a liability of approximately $1.2 million. As of September 30, 2011, the Company has not posted any collateral related to these agreements.

Although the Company’s derivative contracts are subject to a master netting arrangement, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

12. Equity

The Company issued 15,000,000 shares of common stock in conjunction with the Offering, resulting in net proceeds of approximately $194.6 million after deducting the underwriters’ discount and commissions and offering expenses. In conjunction with the Formation Transactions, the Company also issued 507,993 shares of common stock and 641,062 OP Units. The Company has issued restricted stock awards to senior executives, directors and employees totaling 1,081,686 shares of common stock (net of forfeitures of 3,000 shares), which are included in the total shares of common stock outstanding as of September 30, 2011.

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

The Preferred Stock is convertible, at the holders’ option, at any time and from time to time, into common stock of the Company at an initial conversion rate of 1.6667 shares of common stock per share of Preferred Stock, which is equivalent to an initial conversion price of $15.00 per share. The conversion price will be subject to customary adjustments in certain circumstances. On or after April 1, 2014, the Company may, at its option, convert some or all of the Preferred Stock if the closing price of the common stock equals or exceeds 140% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the notice of exercise of conversion is sent and the Company has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the Preferred Stock. Net proceeds from this offering were approximately $47.7 million. The Company used the net proceeds of this offering to repay a portion of the outstanding indebtedness under the unsecured revolving credit facility.

On June 29, 2011, the Company completed the issuance of 14,375,000 shares of common stock, including the exercise of an overallotment option of 1,875,000 shares, resulting in net proceeds of approximately $149.9 million, after deducting the underwriters’ discount and commissions and offering expenses. A portion of the net proceeds of this offering were used to repay the outstanding indebtedness on the Company’s revolving credit facility, with the remainder intended to fund future acquisitions and for other general corporate and working capital purposes.

In August 2011, the Company announced that its Board of Directors had authorized a stock repurchase program under which the Company could acquire up to $30.0 million of its common stock in open market and negotiated purchases with no expiration date.

During the three months ended September 30, 2011 the Company repurchased 674,866 shares of its common stock for an aggregate cost of approximately $6.7 million (including transaction costs) at a weighted average purchase price of $9.99 per share. The shares were subsequently retired by the Company, resulting in a decrease in the number of common shares issued and outstanding at September 30, 2011.

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

The following table shows the vested ownership interests in the Operating Partnership as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	29,260,164	95.4%	15,512,755	96.0%
Non-controlling interest consisting of:
OP Units	1,405,405	4.6%	641,062	4.0%

Total	30,665,569	100.0%	16,153,817	100.0%

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

The following shares of restricted common stock have been issued as of September 30, 2011:

Grant Data	Price at Grant Date	Number	Vesting Period (yrs.)
April 23, 2010 (1)	$13.30	126,766	4
April 23, 2010 (2)	$13.30	28,572	4
March 7, 2011 (1)	$11.96	295,000	4
March 7, 2011 (3)	$11.96	618,500	3
Nine months ended September 30, 2011 (1)(2)(3)	$11.62-11.68	15,848	1-4

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

Shares of the Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Company’s restricted common stock have full voting rights and rights to dividends upon grant. During the three and nine months ended September 30, 2011, the Company recognized compensation expense of $1.3 million and $3.1 million related to the restricted common stock grants ultimately expected to vest. During the three months ended September 30, 2010 and for the period from April 28, 2010 to September 30, 2010, the Company recognized compensation expense of $131,000 and $227,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures. Stock compensation expense is included in general and administrative in the Company’s accompanying condensed consolidated statements of operations.

As of September 30, 2011 and December 31, 2010, there was approximately $7.8 million and $1.7 million, respectively; of total unrecognized compensation expense related to the non-vested shares of the Company’s restricted common stock. As of September 30, 2011 and December 31, 2010, this expense was expected to be recognized over a weighted-average remaining period of 3.2 years and 3.3 years, respectively.

	Number of Unvested Shares of Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance - January 1, 2010	—	$—
Granted - April 23, 2010	155,338	$13.30
Granted - March 7, 2011	913,500	$9.85
Granted - April 1, 2011 to September 30, 2011	15,848	$11.10
Forfeitures	(3,000)	$8.87
Vested	(52,037)	$13.24

Balance - September 30, 2011	1,029,649	$10.69

Expected to vest - September 30, 2011	1,029,649	$10.69

13. Discontinued Operations

On June 30, 2011, the Company sold the following properties as a portfolio, which were part of the Retail Properties segment (see Note 18):

	(in thousands)		Date of Sale	Acquisition Date
Property	Sales Price	Gain on Sale
Walgreens - Corbin (South)	$4,646	$510	6/30/2011	5/24/2010
Walgreens - Beckley	7,986	902	6/30/2011	6/17/2010
Walgreens - Barbourville	4,680	511	6/30/2011	5/24/2010
Walgreens - Princeton	4,493	458	6/30/2011	10/28/2010
Jewel-Osco	8,431	459	6/30/2011	5/14/2010
Shop’n Save (SuperValu)	9,395	1,136	6/30/2011	5/28/2010

Total	$39,631	$3,976

The results of operations for the above properties is reported as discontinued operations for all periods presented in the accompanying condensed consolidated and combined statements of operations. The following table summarizes the revenue and expense components that comprise income from discontinued operations (in thousands):

	The Company	The Company
	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Total revenues	$—	$654
Total expenses	—	214

Income before non-controlling interest and gain on sale of real estate assets	—	440
Gain on sale of real estate assets	—	—
Non-controlling interest in discontinued operations	—	(17)

Income from discontinued operations available to common stockholders	$—	$423

	The Company	The Company
	Nine Months Ended September 30, 2011	Period from April 28, 2010 to September 30, 2010
Total revenues	$1,459	$897
Total expenses	436	287

Income before non-controlling interest and gain on sale of real estate assets	1,023	610
Gain on sale of real estate assets	3,976	—
Non-controlling interest in discontinued operations	(217)	(24)

Income from discontinued operations available to common stockholders	$4,782	$586

14. Related Party Transactions

Subsequent to the Offering, many of the employees of Excel Realty Holdings, LLC (“ERH”), a company wholly owned by Mr. Sabin, became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. In the nine months ended September 30, 2011 and 2010, approximately $169,000 and $86,000, respectively, was reimbursed to the Company from ERH and included in other income in the consolidated statements of operations.

15. Income Taxes

The Company elected to be taxed as a REIT under the Code beginning with the taxable year ended December 31, 2010. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including the requirement that it distribute currently at least 90% of its REIT taxable income to its stockholders. It is the Company’s intention to comply with these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal, state or local income taxes on income it distributes currently (in accordance with the Code and applicable regulations) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, properties and operations and to federal income and excise taxes on its taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

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

On July 19, 2011, the Company entered into a purchase agreement to acquire a retail shopping center totaling approximately 119,000 square feet for a purchase price of $17.5 million, excluding closing costs, subject to due diligence and other customary closing conditions.

On October 25, 2011, the Company entered into a purchase agreement to acquire two office buildings (adjacent to one of the Company’s retail properties), totaling approximately 256,000 square feet for a purchase price of $56.0 million, excluding closing costs, subject to due diligence and other customary closing conditions.

On October 26, 2011, the Company entered into a purchase agreement to acquire a retail shopping center totaling approximately 473,000 (of which approximately 196,000 is owned) square feet for a purchase price of $31.0 million, excluding closing costs, subject to due diligence and other customary closing conditions.

Other

The Company’s other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In management’s opinion, these matters are not expected to have a material adverse effect on its condensed consolidated and combined balance sheets, results of operations or cash flows. In addition, the Company expects to incur approximately $13.8 million in construction costs on two development properties.

The Company has entered into a construction loan agreement in connection with construction activities at one of its development properties. The construction loan provides for borrowings of up to $18.0 million, which bears interest at the rate of LIBOR plus a margin of 275 basis points, with a maturity date of March 1, 2013. The maturity date may be extended for each of two one-year extension periods, at the Company’s option and upon the satisfaction of conditions precedent. As of September 30, 2011, there were no outstanding borrowings on the construction loan.

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

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis and changes in the fair value for each reporting period (in thousands):

	Balance at September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Interest rate swaps (see Note 11)	$1,141	$—	$1,141	$—
Contingent consideration related to business combinations(1)	2,110	—	—	2,110
Derivative instrument related to business combinations(2)	4,288	—	—	4,288
Investment in equity securities (see Note 2)	6,038	6,038	—	—

	Balance at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fair value measurements on a recurring basis:
Interest rate swaps (see Note 11)	$388	$—	$388	$—
Contingent consideration related to business combinations(1)	2,438	—	—	2,438

(1)

Additional consideration may be due to the sellers of certain properties acquired in 2010 based on their ability to lease-up vacant space through October 18, 2011 and December 31, 2011. The Company has estimated the fair value of the contingent consideration based on the facts and circumstances existing at each reporting date and the likelihood of the counterparty achieving the necessary conditions. This amount is included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets, with changes in the fair value recorded directly to earnings as a gain or loss on changes in fair value of financial instruments in the accompanying condensed consolidated and combined statements of operations. The amount of contingent consideration related to one of the properties acquired in 2010 was decreased by approximately $328,000 during the nine months ended September 30, 2011 as a result of the failure to execute lease agreements by the counter-party and updated leasing assumptions pertaining to the property through September 30, 2011.

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

During the three and nine months ended September 30, 2011, an increase of $596,000 and a decrease of $244,000, respectively, was recognized in the balance of financial instruments and earn-outs (liabilities) measured on a recurring basis using level three inputs (reflected in earnings) due to the Company’s updated analysis and an updated valuation as noted above. There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to fair value measurements using level three inputs.

The Company has not elected the fair value measurement option for any of its other financial assets or liabilities. The Company has estimated the fair value of its financial assets using a discounted cash flow analysis based on an appropriate market rate for a similar type of instrument. The Company has estimated the fair value of its financial liabilities by using either (1) a discounted cash flow analysis using an appropriate market discount rate for similar types of instruments, or (2) a present value model and an interest rate that includes a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The fair values of certain additional financial assets and liabilities at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loan receivable	$2,000	$2,000	$2,000	$2,000
Financial liabilities:
Mortgage notes payable(1)	246,686	244,673	137,043	139,141
Notes payable	—	—	85,384	87,200

(1)	Excluding debt premiums and discounts.

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

The following tables reconcile the Company and ETP’s segment activity to their condensed consolidated and combined results of operations and financial position for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010
Office Properties:
Total revenues	$763	$855
Property operating expenses	(170)	(159)
General and administrative costs	(1)	—

Property net operating income, as defined	592	696
Depreciation and amortization	(239)	(266)
Interest expense	(202)	(206)
Interest income	—	—

Income from continuing operations	151	224
Income from discontinued operations	—	—

Net income	$151	$224

Retail Properties:
Total revenues	$14,620	$3,762
Property operating expenses	(3,373)	(927)
General and administrative costs	(3,186)	(1,863)

Property net operating income, as defined	8,061	972
Depreciation and amortization	(6,136)	(1,798)
Interest expense	(3,359)	(1,067)
Interest income	144	84
Loss on changes in fair value of financial instruments and earn-outs	(596)	—

Loss from continuing operations	(1,886)	(1,809)
Income from discontinued operations	—	440

Net loss	$(1,886)	$(1,369)

Total Reportable Segments:
Total revenues	$15,383	$4,617
Property operating expenses	(3,543)	(1,086)
General and administrative costs	(3,187)	(1,863)

Property net operating income, as defined	8,653	1,668
Depreciation and amortization	(6,375)	(2,064)
Interest expense	(3,561)	(1,273)
Interest income	144	84
Loss on changes in fair value of financial instruments and earn-outs	(596)	—

Loss from continuing operations	(1,735)	(1,585)
Income from discontinued operations	—	440

Net loss	$(1,735)	$(1,145)

Attributable to Controlling Interest:
Loss attributable to Excel Trust, Inc.	$(1,735)	$(1,145)
Net loss attributable to non-controlling interests in operating partnership	118	45
Net income attributable to non-controlling interests in consolidated joint ventures	(120)	—

Net loss attributable to Excel Trust, Inc.	$(1,737)	$(1,100)

	For the Nine Months Ended September 30, 2011	April 28, 2010 to September 30, 2010	January 1, 2010 to April 27, 2010
Office Properties:
Total revenues	$2,382	$1,456	$1,021
Property operating expenses	(507)	(268)	(212)
General and administrative costs	(2)	—	(5)

Property net operating income, as defined	1,873	1,188	804
Depreciation and amortization	(718)	(488)	(326)
Interest expense	(602)	(342)	(269)
Interest income	—	1	—

Income from continuing operations	553	359	209
Income from discontinued operations	—	—	—

Net income	$553	$359	$209

Retail Properties:
Total revenues	$36,269	$4,497	$547
Property operating expenses	(8,779)	(1,062)	(167)
General and administrative costs	(8,975)	(3,999)	(3)

Property net operating income, as defined	18,515	(564)	377
Depreciation and amortization	(16,219)	(2,250)	(216)
Interest expense	(9,027)	(1,281)	(214)
Interest income	228	157	—
Gain on acquisition of real estate	937	—	—
Gain, net on changes in fair value of financial instruments and earn-outs	244	—	—

Loss from continuing operations	(5,322)	(3,938)	(53)
Income from discontinued operations	4,999	610	—

Net loss	$(323)	$(3,328)	$(53)

Total Reportable Segments:
Total revenues	$38,651	$5,953	$1,568
Property operating expenses	(9,286)	(1,330)	(379)
General and administrative costs	(8,977)	(3,999)	(8)

Property net operating income, as defined	20,388	624	1,181
Depreciation and amortization	(16,937)	(2,738)	(542)
Interest expense	(9,629)	(1,623)	(483)
Interest income	228	158	—
Gain on acquisition of real estate	937	—	—
Gain on changes in fair value of financial instruments and earn-outs	244	—	—

(Loss) income from continuing operations	(4,769)	(3,579)	156
Income from discontinued operations	4,999	610	—

Net (loss) income	$230	$(2,969)	$156

Attributable to Controlling Interest:
Income (loss) attributable to Excel Trust, Inc. and Excel Trust, Inc. Predecessor	$230	$(2,969)	$156
Net loss (income) attributable to non-controlling interests in operating partnership	25	117	(290)
Net income attributable to non-controlling interests in consolidated joint ventures	(85)	—	—

Net income (loss) attributable to Excel Trust, Inc. and Excel Trust, Inc. Predecessor	$170	$(2,852)	$(134)

	September 30,	December 31,
	2011	2010
Assets:
Office Properties:
Total assets	$15,720	$16,081
Retail Properties:
Total assets	658,654	425,007

Total Reportable Segments & Consolidated Assets:
Total assets	$674,374	$441,088

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we,” “us,” “our” or the “Company” refer to Excel Trust, Inc., a Maryland corporation, any of our subsidiaries and Excel Trust, Inc. Predecessor, or our Predecessor. Our Predecessor is not a legal entity, but rather a combination of real estate entities and operations invested in four properties that have been contributed to us.

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

On April 28, 2010, we completed the Offering of our common stock. In connection with the Offering, we and the Operating Partnership, of which we are the sole general partner, engaged in the Formation Transactions. The Formation Transactions were designed to (1) continue the operations of four properties that were contributed by related parties, (2) enable us to raise the necessary capital to acquire increased interests in certain of the properties, (3) provide capital for future acquisitions, (4) fund certain development costs at our development property, (5) establish a capital reserve for general corporate purposes and (6) fund future joint venture capital commitments. The exchange of entities or interests therein for shares of our common stock and OP Units was accounted for as a reorganization of entities under common control, and accordingly, the related assets and liabilities were reflected at their historical cost basis. We were organized as a Maryland corporation on December 15, 2009 and elected to be taxed as a REIT under the Code beginning with the taxable year ended December 31, 2010.

As of September 30, 2011, we owned a portfolio consisting of 18 retail operating properties totaling approximately 3.4 million square feet of gross leasable area, which were approximately 95.2% leased, based on gross leasable area. In addition, we own one commercial office property totaling 82,157 square feet of gross leasable area, which was 92.2% leased as of September 30, 2011. We utilize a portion of this commercial building as our headquarters. We also own two land parcels comprising approximately 31 acres slated for retail development.

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

Results of Operations

We operate through two reportable business segments: retail properties and office properties. The office segment consists of one property, Excel Centre, with a total of 82,157 leasable square feet. Our Predecessor has owned and operated Excel Centre since 2004. All of our other properties are reported in the retail segment. At September 30, 2011, we owned 18 retail operating properties with a total of approximately 3.4 million square feet of gross leasable area.

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

You should read the following discussion in conjunction with the segment information disclosed in Note 18 to our condensed consolidated and combined financial statements in accordance with ASC 280, Segment Reporting. A portion of the results of operations for the three months ended September 30, 2010 reflect operations of the Predecessor properties prior to the IPO. Management believes this information provides for the most meaningful comparison as the historical cost of the Predecessor properties were carried over by the Company at historical cost subsequent to the Offering and therefore, results of operations for such properties would be comparable for those periods. However, our results of operations for the three and nine months ended September 30, 2011 and 2010 may not be indicative of our future results of operations.

Retail Properties

At September 30, 2011, we owned 18 retail operating properties totaling approximately 3.4 million square feet. The properties were 95.2% leased and 43 leases were signed or renewed in the nine months ended September 30, 2011 for a total of approximately 144,000 square feet.

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Total revenues, which include rental revenues and tenant recoveries including insurance, property taxes and other operating expenses paid by tenants, increased by $10.8 million to $14.6 million for the three months ended September 30, 2011 compared to $3.8 million for the three months ended September 30, 2010. The increase was directly related to our acquisition of 16 retail properties since the completion of the Offering, the majority of which were acquired after September 30, 2010.

Property operating expenses, which include maintenance and repair expenses, real estate taxes, management fees and other operating expenses including bad debts, increased by $2.5 million to $3.4 million for the three months ended September 30, 2011 compared to $0.9 million for the three months ended September 30, 2010. The increase primarily related to the 15 operating retail properties we acquired since the completion of the Offering whereby the tenants reimburse us for their pro rata share of property operating expenses. One of the properties we acquired is under a triple-net lease whereby the tenant pays for all the operating expenses.

General and administrative expenses increased $1.3 million to $3.2 million for the three months ended September 30, 2011 compared to $1.9 million for the three months ended September 30, 2010. The increase is primarily the result of additional non-cash compensation expense recognized in 2011 pursuant to the implementation of a long-term incentive plan in March 2011. In connection with the plan, members of senior management and other selected employees were provided restricted stock grants, a portion of which may vest only upon meeting minimum shareholder return thresholds. General and administrative expenses in the three months ended September 30, 2010 relate to our operations since the completion of the Offering, and include salaries and other costs incurred to operate as a public company.

Depreciation and amortization expense increased $4.3 million to $6.1 million for the three months ended September 30, 2011 compared to $1.8 million for the three months ended September 30, 2010. The increase was directly related to our acquisition of 16 operating retail properties since the completion of the Offering, including the commencement of operations at a portion of one of our former development properties during 2011.

Interest expense (net of interest income) increased $2.1 million to $3.2 million for the three months ended September 30, 2011 compared to $1.1 million for the three months ended September 30, 2010. The increase was due to the increase in mortgage and notes payable. At September 30, 2011, we had approximately $246.0 million in outstanding indebtedness compared to approximately $104.5 million of outstanding indebtedness at September 30, 2010.

The loss on changes in fair value of financial instruments of approximately $0.6 million was recognized during the three months ended September 30, 2011 as a result of an increase in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 (see Note 3 and 17 of the consolidated financial statements, contained elsewhere herein).

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Total revenues, which include rental revenues and tenant recoveries including insurance, property taxes and other operating expenses paid by tenants, increased by $31.2 million to $36.2 million for the nine months ended September 30, 2011 compared to $5.0 million for the nine months ended September 30, 2010. The increase was directly related to our acquisition of 16 retail properties since the completion of the Offering.

Property operating expenses, which include maintenance and repair expenses, real estate taxes, management fees and other operating expenses including bad debts, increased by $7.6 million to $8.8 million for the nine months ended September 30, 2011 compared to $1.2 million for the nine months ended September 30, 2010. The increase primarily related to the 15 operating retail properties we acquired since the completion of the Offering whereby the tenants reimburse us for their pro rata share of property operating expenses. One of the properties we acquired is under a triple-net lease whereby the tenant pays for all the operating expenses.

General and administrative expenses increased $5.0 million to $9.0 million for the nine months ended September 30, 2011 compared to $4.0 million for the nine months ended September 30, 2010. The increase is primarily the result of additional non-cash compensation expense recognized in 2011 pursuant to the implementation of a long-term incentive plan in March 2011. In connection with the plan, members of senior management and other selected employees were provided restricted stock grants, a portion of which may vest only upon meeting minimum shareholder return thresholds. General and administrative expenses in the nine months ended September 30, 2010 relate to our operations since the completion of the Offering, and include salaries and other costs incurred to operate as a public company.

Depreciation and amortization expense increased $13.7 million, to $16.2 million for the nine months ended September 30, 2011 compared to $2.5 million for the nine months ended September 30, 2010. The increase was directly related to our acquisition of 16 operating retail properties since the completion of the Offering, including the commencement of operations at a portion of one of our former development properties during 2011.

Interest expense (net of interest income) increased $7.5 million to $8.8 million for the nine months ended September 30, 2011 compared to $1.3 million for the nine months ended September 30, 2010. The increase was due to the increase in mortgage and notes payable. At September 30, 2011, we had approximately $246.0 million in outstanding indebtedness compared to approximately $104.5 million of outstanding indebtedness at September 30, 2010.

A gain on acquisition of real estate of approximately $0.9 million was recognized during the nine months ended September 30, 2011 related to a property acquired in 2011, representing the difference between the fair value at the date of closing and the price paid (see Note 3).

A gain comprised of (1) a loss on changes in fair value of financial instruments of approximately $0.1 million and (2) a gain on changes in fair value of earn-outs of approximately $0.3 million recognized during the nine months ended September 30, 2011 are the result of (1) an increase in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 (see Note 3 and 17 of the consolidated financial statements, contained elsewhere herein) and (2) a decrease in the estimated fair value of additional consideration that may be due to the sellers of properties acquired in 2010 as a result of a decrease in the likelihood of the counterparty achieving the necessary conditions (see Note 17 of the consolidated financial statements, contained elsewhere herein).

Commercial Office Properties

At September 30, 2011, we owned one commercial office operating property (previously owned by our Predecessor) totaling 82,157 square feet. The property was 92.2% leased at September 30, 2011.

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Total revenues decreased $0.1 million to $0.8 million for the three months ended September 30, 2011 compared to $0.9 million for the three months ended September 30, 2010, due to the expiration of two leases in late 2010 and early 2011, which were not renewed.

Property operating expenses did not change significantly (approximately $0.2 million for both the three months ended September 30, 2011 and 2010) as there were no significant changes in operations.

There were no significant general and administrative expenses related to our commercial office property in either the three months ended September 30, 2011 or 2010.

Depreciation and amortization expense did not change significantly (change of approximately $27,000) as there were no significant changes in operations and no significant change in tenants.

Interest expense (net of interest income) did not change significantly (approximately $0.2 million for both the three months ended September 30, 2011 and 2010) as there was no significant change in the mortgage balance outstanding other than scheduled monthly principal debt payments.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Total revenues decreased $0.1 million to $2.4 million for the nine months ended September 30, 2011 compared to $2.5 million for the nine months ended September 30, 2010, due to the expiration of two leases in late 2010 and early 2011, which were not renewed.

Property operating expenses did not change significantly (approximately $0.5 million for both the nine months ended September 30, 2011 and 2010) as there were no significant changes in operations.

There were no significant general and administrative expenses related to our commercial office property for either the nine months ended September 30, 2011 or 2010.

Depreciation and amortization expense decreased $0.1 million to $0.7 million for the three months ended September 30, 2011 compared to $0.8 million for the three months ended September 30, 2010 as a result of the full amortization of certain tangible and intangible assets associated with leases expiring in late 2010 and early 2011.

Interest expense (net of interest income) did not change significantly (approximately $0.6 million for both the nine months ended September 30, 2011 and 2010) as there was no significant change in the mortgage balance outstanding other than scheduled monthly principal debt payments.

Cash Flows

The following is a comparison, for the nine months ended September 30, 2011 and 2010, of the cash flows of the Company and our Predecessor.

Cash and cash equivalents were $45.9 million and $57.9 million at September 30, 2011 and 2010, respectively.

Net cash provided by operating activities was $18.4 million for the nine months ended September 30, 2011 compared to $2.9 million for the nine months ended September 30, 2010, an increase of $15.5 million. Included in the adjustments to reconcile net income to cash provided by operating activities was depreciation and amortization, which increased $13.8 million from properties acquired since the Offering. Included as a reduction in the adjustments to reconcile net income to cash provided by operating activities for the nine months ended September 30, 2011 was a gain on the acquisition of real estate of $0.9 million, a gain on sale of real estate assets of $4.0 million and a gain on changes in the fair value of earn-outs of $0.3 million. Included as an increase in the adjustments to reconcile net income to cash provided by operating activities for the nine months ended September 30, 2011 was the amortization of share-based compensation of $3.1 million, as compared to an adjustment of $0.2 million for the nine months ended September 30, 2010, primarily as a result of the implementation of a long-term incentive plan in March 2011.

Net cash used in investing activities was $66.1 million for the nine months ended September 30, 2011 compared to $158.0 million for the nine months ended September 30, 2010, a decrease of $91.9 million. The decrease in net cash used was primarily the result of a decrease in property acquisitions during 2011 as compared to 2010 and a decrease in restricted cash, partially offset by the purchase of equity securities in the amount of approximately $6.1 million.

Net cash provided by financing activities was $87.0 million for the nine months ended September 30, 2011 compared to $212.3 million for the nine months ended September 30, 2010, a decrease of $125.3 million. The decrease is primarily the result of a decrease in gross offering proceeds from our common stock offering in 2011 as compared to our Offering of $150.6 million and $210.0 million, respectively. In addition, we repaid in full the outstanding borrowings on our revolving credit facility, resulting in a reduction of net cash provided by financing activities of approximately $84.8 million (net proceeds of $47.7 million from the issuance of our Preferred Stock as well as a portion of the proceeds from our common stock offering were used to repay a portion of the outstanding borrowings on our revolving credit facility) and repurchased shares of our common stock for total consideration of approximately $6.7 million.

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

The following table presents a reconciliation of our FFO for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income (loss) available to common stockholders and controlling interest of the Predecessor	$(2,612)	$(1,100)	$(2,183)	$(2,986)
Non-controlling interest in operating partnership	(118)	—	(25)	—
Depreciation and amortization	6,375	2,248	17,352	3,536
Depreciation and amortization related to joint venture	(59)	—	(134)	—
Gain on acquisition of real estate	—	—	(937)	—
Gain on sale of real estate assets	—	—	(3,976)	—

Funds from operations	$3,586	$1,148	$10,097	$550

Liquidity and Capital Resources

At September 30, 2011, we had $45.9 million of cash and cash equivalents on hand, primarily as a result of our recent common stock offering, which was completed on June 29, 2011 (see discussion below).

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

We intend to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance or will borrow from our unsecured credit facility to pay for upcoming debt maturities. We expect to incur approximately $13.8 million of additional construction costs on our two non-operating properties. Funds for these costs are expected to come from new mortgage financing, borrowings from our unsecured revolving credit facility and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness, long-term secured and unsecured indebtedness and the use of net proceeds from the disposition of non-strategic assets. In addition, we may, from time to time, offer and sell additional shares of preferred stock, as well as debt securities, common stock, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs.

In September 2011, we prepaid one mortgage, with an original maturity date of November 2011, utilizing available cash with no prepayment penalty or additional cost.

On July 8, 2010, we entered into the Credit Agreement with Wells Fargo Securities, LLC and KeyBanc Capital Markets, as joint lead arrangers and bookrunners, and certain other lenders, as amended from time to time (the “Credit Agreement”). The Credit Agreement was amended on June 3, 2011 and provides for a revolving credit facility of up to $200.0 million. We have the ability from time to time to increase the size of the revolving credit facility by up to an additional $200.0 million to a total of $400.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is July 7, 2014 and can be extended for one additional year at our option. The outstanding balance on our revolving credit facility at September 30, 2011 was $0. We have issued a $12.1 million letter of credit under the facility.

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

Our ability to borrow funds under the Credit Agreement and the amount of funds available under the Credit Agreement at any particular time, are subject to our meeting borrowing base requirements. The amount of funds we can borrow is determined by the net operating income of our unencumbered assets that comprise the borrowing base. We are also subject to ongoing compliance with a number of customary restrictive covenants, including:

•	a maximum leverage ratio (defined as total liabilities to total asset value) of (1) 0.60 to 1.00,

•	a minimum fixed charge coverage ratio (defined as adjusted earnings before interest, taxes, depreciation and amortization to fixed charges) of 1.50 to 1.00,

•	a maximum secured indebtedness ratio (defined as secured indebtedness to total asset value) of 0.35 to 1.00,

•	a maximum unencumbered leverage ratio (defined as unsecured indebtedness to unencumbered asset value) of 0.60 : 1.00,

•	a minimum unencumbered interest coverage ratio (defined as unencumbered net operating income to unsecured interest expense) of 2.00 : 1.00, and

•	a minimum tangible net worth equal to approximately $169.0 million plus 80% of the net proceeds of any additional equity issuances.

Under the Credit Agreement, cash dividends on our common stock, as well as our preferred stock, may not exceed the greater of (1) 95% of our FFO (as defined), and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status. As of September 30, 2011, we were in compliance with all of the covenants under the Credit Agreement.

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

On June 29, 2011, we completed the issuance of 14,375,000 shares of common stock, including the exercise of an overallotment option of 1,875,000 shares, resulting in net proceeds of approximately $149.9 million, after deducting the underwriters’ discount and commissions and offering expenses. A portion of the net proceeds of this offering were used to repay the outstanding indebtedness on our revolving credit facility, with the remainder intended to fund future acquisitions and for other general corporate and working capital purposes.

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

As of September 30, 2011, our ratio of debt-to-gross undepreciated asset value was approximately 35.8%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and our Board of Directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments and Contingencies

The following table outlines the timing of our required payments (dollars in thousands) related to our mortgage and note indebtedness as of September 30, 2011:

	Payments by Period
	2011 (three months)	2012-2013	2014-2015	Thereafter	Total
Principal payments — fixed rate debt(1)	$881	$84,485	$123,344	$25,976	$234,686
Principal payments — variable rate debt(2)	—	—	—	12,000	12,000
Interest payments — fixed rate debt	4,127	22,889	10,268	9,441	46,725
Interest payments — variable rate debt(2)	19	38	38	859	954

	$5,027	$107,412	$133,650	$48,276	$293,365

(1)

Includes a mortgage payable at our Park West Place property, which bears interest at a rate of LIBOR plus 2.50%. In December 2010, we entered into two interest rate swap contracts equal to the notional value of the mortgage payable, which fix LIBOR at an average of 1.41% for the term of the loan.

(2)

Includes redevelopment revenue bonds at our Northside Mall property to be used for the redevelopment of this property and outstanding borrowings on our revolving credit facility (our revolving credit facility had a balance of $0 at September 30, 2011). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds. The revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had a $2.0 million note receivable related to a mezzanine loan to PC Retail, LLC to facilitate the land acquisition and development of a shopping center anchored by Publix in Brandon, Florida. The loan is secured with a second mortgage trust deed on the property and is personally guaranteed by members of PC Retail, LLC. We have also entered into a purchase and sale agreement with PC Retail, LLC to acquire the property upon completion. The purchase price will be based on the income from leasing of the center.

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

Distribution Policy

We elected to be taxed as a REIT under the Code beginning with the taxable year ended December 31, 2010. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our REIT taxable income to our stockholders. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate United States federal, state or local income taxes on income we distribute currently (in accordance with the Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to United States federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify for United States federal taxation as a REIT, we may be subject to certain state and local taxes on our income properties and operations and to United States federal income and excise taxes on our taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

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

The fair value of mortgages payable (before premium or discount) at September 30, 2011 was approximately $244.7 million compared to the carrying amount of $246.7 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $5.7 million at September 30, 2011. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $6.1 million at September 30, 2011.

We have entered into a $200.0 million unsecured revolving credit facility. The revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio. As of September 30, 2011, we had $12.1 million of debt and commitments outstanding under our unsecured revolving credit facility, comprised of a $12.1 million letter of credit issued under the facility. At September 30, 2011, the outstanding balance on our revolving credit facility was $0.

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

As of September 30, 2011, we had two interest rate derivatives that were designated as cash flow hedges of interest rate risk. Both derivatives were interest rate swaps and the notional amount totaled $55.8 million. The interest rate swap contracts fixed LIBOR at an average of 1.41% for the term of a mortgage loan which expires in December 2013. The fair value of these derivative financial instruments was approximately $1.1 million and is classified in accounts payable and other liabilities on the accompanying condensed consolidated balance sheets.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The following table presents information regarding repurchases of our common stock during the quarter ended September 30, 2011 under the $30.0 million stock repurchase program approved by our Board of Directors in August 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1-31, 2011	—	$—	—	$30,000,000
August 1-31, 2011	674,866	9.99	674,866	23,257,874
September 1-30, 2011	—	—	—	23,257,874

Total	674,866	$9.99	674,866	$23,257,874

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCEL TRUST, INC.

By:	/s/ GARY B. SABIN
Gary B. Sabin
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JAMES Y. NAKAGAWA
James Y. Nakagawa
Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.