Form 10-K
period 2011-12-31
Excel Trust, Inc.
filed 2012-03-01
CIK 1478950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(858) 613-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange of which registered
Common Stock, $0.01 Par Value	New York Stock Exchange
8.125% Series B Cumulative Redeemable Preferred Stock, $0.01 Par Value	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $323.5 million based upon the closing price on the New York Stock Exchange on June 30, 2011, the last business day of the registrant’s most recently completed second quarter.

Number of shares outstanding as of February 29, 2012 of the registrant’s common stock, par value $0.01 per share: 33,520,582 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Excel Trust, Inc.’s Proxy Statement with respect to its 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

EXCEL TRUST, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

We are a vertically integrated, self-administered, self-managed real estate firm with the principal objective of acquiring, financing, developing, leasing, owning and managing community and power centers, grocery anchored neighborhood centers and freestanding retail properties. Our strategy is to acquire high quality, well-located, dominant retail properties that generate attractive risk-adjusted returns. We target competitively protected properties in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth. We consider competitively protected properties to be located in the most prominent shopping districts in their respective markets, ideally situated at major “Main and Main” intersections. We seek investment opportunities throughout the United States, but focus on the Northeast, Northwest and Sunbelt regions. We generally lease our properties to national and regional supermarket chains, big-box retailers and select national retailers that frequently offer necessity and value oriented items and generate regular consumer traffic. Our tenants often carry goods that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, which we believe generates more predictable property-level cash flows.

We completed an initial public offering, or IPO, of our common stock in April 2010 and raised net proceeds of approximately $194.6 million. In connection with our IPO, we engaged in certain formation transactions in which four properties were contributed to us by related parties in exchange for cash, shares of our common stock and operating partnership units. As of December 31, 2011, we owned an operating portfolio consisting of 20 retail properties totaling approximately 3.7 million square feet of gross leasable area (including a 50% consolidated joint venture), which were approximately 95.0% leased and had a weighted average remaining lease term of approximately eight years, based on gross leasable area. In addition, we owned one commercial office property totaling 82,157 square feet of gross leasable area, which was 100.0% leased as of December 31, 2011. We utilize a portion of this commercial building as our headquarters. We also owned two non-operating development properties on which we substantially completed construction as of December 31, 2011.

On January 28, 2011, we issued 2,000,000 shares of 7.00% Series A Cumulative Convertible Perpetual Preferred Stock with a liquidation preference of $25.00 per share, or Series A preferred stock. We pay cumulative dividends on the Series A preferred stock, when, as and if declared by our board of directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series A preferred stock is $1.75, payable quarterly in arrears on the 15th calendar day of January, April, July and October of each year. The Series A preferred stock is convertible, at the holders’ option, at any time and from time to time, into shares of our common stock at an initial conversion rate of 1.6667 shares of common stock per share of Series A preferred stock, which is equivalent to an initial conversion price of $15.00 per share. Net proceeds from this offering were approximately $47.7 million. We used the net proceeds of this offering to repay a portion of the outstanding indebtedness under our unsecured revolving credit facility.

On June 29, 2011, we completed the issuance of 14,375,000 shares of common stock, including the exercise of an overallotment option of 1,875,000 shares, resulting in net proceeds of approximately $149.9 million, after deducting the underwriters’ discount and commissions and offering expenses. Net proceeds of this offering were used to repay the outstanding indebtedness under our unsecured revolving credit facility, to fund acquisitions and for other general corporate and working capital purposes.

On January 31, 2012, we completed the issuance of 3,680,000 shares of 8.125% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $25.00 per share, or Series B preferred stock, including the exercise of an overallotment option of 480,000 shares. We will pay cumulative dividends on the Series B preferred stock, when, as and if declared by our board of directors, from the date of original issue at a rate of 8.125% per annum. The annual dividend on each share of Series B preferred stock is $2.03125, payable quarterly in arrears on the 15th calendar day of January, April, July and October of each year, commencing on

April 15, 2012. Net proceeds from this offering were approximately $88.9 million. We used the net proceeds of this offering to repay the outstanding indebtedness under our unsecured revolving credit facility, with the remainder intended to fund future acquisitions and for other general corporate and working capital purposes.

We were organized as a Maryland corporation on December 15, 2009 and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2010. We conduct substantially all of our business through Excel Trust, L.P., a Delaware limited partnership. We are the sole general partner of our operating partnership. As of February 29, 2012, we had 38 employees. Our primary offices are located in San Diego, California and Salt Lake City, Utah. Our headquarters is located at 17140 Bernardo Center Drive, Suite 300, San Diego, California 92128. Our telephone number at that location is (858) 613-1800. Our internet address is www.ExcelTrust.com. On our internet website, you can obtain, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or SEC. You can also access on our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter.

Business Objective and Growth Strategies

Our objective is to maximize total returns to our stockholders through the pursuit of the following business and growth strategies:

Pursue value oriented investment strategy targeting core retail properties. Our strategy is to acquire high quality, well-located, dominant retail properties that generate attractive risk-adjusted returns. We acquire retail properties based on identified market and property characteristics, including:

•

Property type. We focus our investment strategy on community and power centers, grocery anchored neighborhood centers and freestanding retail properties. We target a leasing mix where anchor tenants consist of 50 to 70% of our portfolio’s gross leasable area.

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

Grow our platform through a comprehensive financing strategy. Our capital structure provides us with significant financial capacity and flexibility to fund future growth. As a well-capitalized public company, we believe we will have access to multiple sources of financing that are currently unavailable to many of our private market peers or overleveraged public competitors, which provides us with a competitive advantage. Over time, these financing alternatives may include follow-on offerings of our common stock, preferred stock, unsecured debt and credit facilities.

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

Segment Financial Information

Financial information by segment is presented in Note 18 to the financial statements in Item 8 of this report.

ITEM 1A.	RISK FACTORS

Risks Related to Our Properties, Our Business and Our Growth Strategy

Challenging economic conditions facing us and our tenants may have a material adverse effect on our financial condition and results of operations.

We and our tenants are susceptible to adverse economic developments in the United States. The United States has been in a challenging economic environment that may continue into the future. General economic factors that are beyond our control, including, but not limited to, the current downturn, decreases in consumer confidence, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, tax rates, increasing business layoffs, downsizing and industry slowdowns, and/or rising inflation, could have a negative impact on the business of our tenants. In turn, this could have a material adverse effect on our business because current or prospective tenants may, among other things (1) have difficulty paying us rent as they struggle to sell goods and services to consumers, (2) be unwilling to enter into or renew leases with us on favorable terms or at all, (3) seek to terminate their existing leases with us or seek downward rental adjustment to such leases or (4) be forced to curtail operations or declare bankruptcy. If this downturn in the national economy were to continue or worsen, the value of our properties, as well as the income we receive from our properties, could be adversely affected. This may have a material adverse effect on our financial condition and results of operations.

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

As of Feburary 29, 2012, we had entered into contracts to acquire two properties and were actively negotiating additional potential property acquisitions from our pipeline. This anticipated growth will require substantial attention from our existing management team, which may divert management’s attention from our current properties and impair our relationships with our current tenants and employees. Implementing our growth plan also will require that we expand our management and staff with qualified and experienced personnel and that we implement administrative, accounting and operational systems sufficient to integrate new properties into our portfolio. We also must manage future property acquisitions without incurring unanticipated costs or disrupting the operations at our existing properties. Managing new properties requires a focus on leasing and retaining tenants. If we fail to successfully integrate future acquisitions into our portfolio, or if newly acquired properties fail to perform as we expect, our results of operations, financial condition and ability to pay distributions could suffer.

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

Our properties are located in 14 states, and as we grow our business we may expand our operations into markets where we do not currently operate. We may fail to accurately gauge conditions in a new market prior to entering it, and therefore may not achieve our anticipated results in the new market. If this occurs, our cash flow from operations may be adversely affected.

Failure by any major tenant to make rental payments to us, because of a deterioration of its financial condition or otherwise, could seriously harm our performance.

As of December 31, 2011, our three largest retail tenants in terms of annualized base rent were Lowe’s Home Centers, Edwards Theatres and Publix Super Markets, Inc., the scheduled annualized base rents for which represented 4.4%, 4.4% and 4.3%, respectively, of our total retail annualized base rent. As of December 31, 2011, our three largest office tenants in terms of annualized base rent were Kaiser Permanente, Swinerton, Inc. and UBS Financial Services, the scheduled annualized base rents for which represented 48.6%, 20.0% and 13.1%, respectively, of our total office annualized base rent. Our performance depends on our ability to collect rent from these and other tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, whether as a result of general economic conditions or otherwise. As a result, our tenants may fail to make rental payments when due under a number of leases, delay a number of lease commencements, decline to extend or renew a number of leases upon expiration, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by a major tenant or non-owned anchor or a failure by that major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. Furthermore, because many of our leases are triple-net, the failure of a tenant to make payments could result not only in lost rental income, but also in an increase in our operating expenses. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or non-owned anchor with leases in multiple locations, could seriously harm our performance.

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

As of February 29, 2012, we had entered into contracts to acquire two properties and were actively negotiating additional potential property acquisitions from our pipeline. These properties may be subject to existing liabilities that are unknown at the time we complete this offering or acquire the properties, which could affect such properties’ valuation or revenue potential. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions; claims of tenants, vendors or other persons dealing with the entities prior to this offering (that had not been asserted or threatened prior to this offering); tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. The existence of such liabilities could significantly adversely affect the value of the property subject to such liability and our ability to pay distributions on our common stock and preferred stock.

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

We compete with numerous owners, operators and developers for acquisitions and development of retail shopping centers, including institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same submarkets in which our properties are located. We also face significant competition in leasing available space to prospective tenants at our operating properties. Recent economic conditions have caused a greater than normal amount of space to be available for lease generally and in the markets in which our properties are located due to increased tenant delinquencies and/or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. In addition, business failures and downsizings have led to reduced consumer demand for retail products and services, which in turn has led to retail business failures or downsizings and reduced demand for retail space. The actual competition for tenants varies depending upon the characteristics of each local market (including current economic conditions) in which we own and manage property. We believe that the principal competitive factors in attracting tenants in our market areas are location, demographics, price, the presence of anchor stores and appearance of properties. Increased competition for tenants may require us to make unbudgeted capital improvements, while decreased occupancy could lower our revenues and cause us to incur expenses on vacant spaces, both of which may reduce cash available to pay distributions on our common stock and preferred stock. Our competitors may have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow, the value of our common stock and preferred stock, ability to satisfy our debt service obligations and ability to pay distributions on our common stock and preferred stock may be adversely affected. As of December 31, 2011, leases were scheduled to expire in 2012, 2013 and 2014 on a total of approximately 3.0%, 4.8% and 8.2%, respectively, of the gross leasable area of our retail operating properties.

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

Equity real estate investments are relatively illiquid and therefore will tend to limit our ability to vary our portfolio promptly in response to changing economic or other conditions. To the extent the properties are not subject to triple-net leases, some significant expenditures such as real estate taxes and maintenance costs are generally not reduced when circumstances cause a reduction in income from the investment. Should these events occur, our income and funds available for distribution could be adversely affected. Properties subject to triple-net leases may, in certain circumstances, be more illiquid than other properties as they may have been developed to suit the needs of a particular tenant. In addition, as a REIT, we may be subject to a 100% tax on net income derived from the sale of property considered to be held primarily for sale to customers in the ordinary course of our business. We may seek to avoid this tax by complying with certain safe harbor rules that generally limit the number of properties we may sell in a given year, the aggregate expenditures made on such properties prior to their disposition, and how long we retain such properties before disposing of them. However, we can provide no assurance that we will always be able to comply with these safe harbors. If compliance is possible, the safe harbor rules may restrict our ability to sell assets in the future and achieve liquidity that may be necessary to fund distributions. In addition, some of our tenants have rights of first refusal or rights of first offer to purchase the properties, or portions thereof, in which they lease space in the event that we seek to dispose of such properties, or portions thereof. Other tenants have rights of first offer to lease any space in the property that is contiguous with their currently leased space. The presence of these rights of first refusal and rights of first offer could make it more difficult for us to sell these properties, or portions thereof, in response to market conditions.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our business and our ability to pay distributions on our common stock and preferred stock.

If we cannot renew leases, we may be unable to re-lease our properties at rates equal to or above the current rate. Even if we can renew leases, tenants may be able to negotiate lower rates as a result of market conditions. Our properties currently are located in 14 states. The economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors or in the markets in which our properties are located may result in an increase in tenant bankruptcies, which may harm our performance in the affected market. Economic and market conditions also may affect the ability of our tenants to make lease payments. Market conditions may also hinder our ability to lease vacant space in newly developed properties. In addition, we may enter into or acquire leases for properties with spaces that are uniquely suited to the needs of a particular tenant. Such properties may require renovations, tenant improvements or other concessions in order to lease them to other tenants if the initial leases terminate. Any of these factors could adversely impact our financial condition, results of operations, cash flow, the value of our common stock and preferred stock, our ability to satisfy our debt service obligations and our ability to pay distributions.

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

We are required by federal regulations with respect to our properties to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed ACMs, and potential ACMs. We may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACMs and potential ACMs at our properties as a result of these regulations. The regulations may affect the value of any of our properties containing ACMs and potential ACMs. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACMs and potential ACMs when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a property.

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

Our properties are required to comply with the ADA. The ADA requires that all public accommodations must meet federal requirements related to access and use by disabled persons. We believe that our properties were built in substantial conformance with the building codes of their respective cities, including in substantial compliance with the applicable ADA requirements at the time of construction. If one or more properties is not in compliance with the ADA, then we would be required to bring the non-compliant properties into compliance. Compliance with the ADA could require removing access barriers. Non-compliance could result in imposition of fines by the U.S. government or an award of damages and/or attorneys’ fees to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation at non-compliant properties could be very expensive. If we incur substantial costs to comply with such laws, our financial condition, results of operations, cash flow, the value of our common stock and preferred stock, our ability to satisfy our debt service obligations and our ability to pay distributions on our common stock and preferred stock could be adversely affected.

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

Our charter contains ownership limits that may delay, defer or prevent a change of control transaction. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. In addition, our charter contains certain restrictions on ownership and transfer of our capital stock which prohibit any person, unless exempted by our board of directors, from, among other things, acquiring or holding, directly or indirectly, (1) in excess of 9.8% in value of the aggregate of our outstanding shares of capital stock, (2) common stock in excess of 9.8% (in value or in number of shares, whichever is more restrictive) of our outstanding shares of common stock, (3) Series A preferred stock in excess of 9.8% (in value or in number of shares, whichever is more restrictive) of our outstanding shares of Series A preferred stock or (4) Series B preferred stock in excess of 9.8% (in value or in number of shares, whichever is more restrictive) of our outstanding shares of Series B preferred stock. Among other restrictions, the board may not grant such an exemption to any proposed transferee whose ownership of in excess of the applicable ownership limit would result in us failing to qualify as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify as a REIT. The ownership limits may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

In addition, our charter authorizes us to obligate our company, and our bylaws require us, to indemnify and pay or reimburse our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited.

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

As of December 31, 2011, we had outstanding mortgage indebtedness of approximately $245.7 million, and we may incur significant additional debt to finance future acquisition and development activities. We also had $33.1 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes a $12.1 million letter of credit issued under the facility. The capacity of the credit facility may be increased by up to an additional $200.0 million to a total borrowing capacity of $400.0 million, subject to receipt of lender commitments and other conditions precedent.

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

Our unsecured revolving credit facility imposes restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. For example, we are subject to a maximum leverage ratio (defined as total liabilities to total asset value) of 0.60 to 1.00, which could have the effect of reducing our ability to incur additional debt and consequently reduce our ability to pay distributions. The unsecured revolving credit facility also contains limitations on our ability to pay distributions. Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement), and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status. In addition, the unsecured revolving credit facility contains customary restrictive covenants requiring us to maintain a minimum fixed charge coverage ratio, a maximum secured indebtedness ratio, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum tangible net worth. These or other limitations may adversely affect our flexibility and our ability to achieve our operating plans and could result in us being limited in the amount of dividends we would be permitted to pay on our common stock and preferred stock.

Disruptions in the financial markets and the downturn of the broader U.S. economy could affect our ability to obtain debt financing on reasonable terms or at all and have other adverse effects on us.

In recent years, the U.S. credit markets have experienced significant dislocations and liquidity disruptions. These circumstances have materially impacted liquidity in the debt markets, making financing terms for some borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on reasonable terms (or at all), which may negatively affect our ability to conduct operations, make acquisitions and fund current and future development and redevelopment projects. In addition, if the financial position of the lenders under our credit facilities worsen, they could default on their obligations to make available to us the funds under those facilities. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors could make it more difficult for us to sell properties or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. Adverse events in the credit markets could also have an adverse effect on other financial markets in the United States and globally, including the stock markets, which could make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities.

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

Interest we pay could reduce cash available for distributions. As of December 31, 2011, we had $12.0 million of variable rate mortgage debt outstanding and $33.1 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes a $12.1 million letter of credit issued under the facility. Our unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio. We may incur variable rate debt in the future, including mortgage debt and amounts under our unsecured revolving credit facility. Any increase in interest rates would increase our interest costs with respect to our variable rate debt. These increased interest costs would reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during a period of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

We believe we have operated and intend to continue operating in a manner that will allow us to qualify as a REIT for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010. Qualification as a REIT involves the application of highly technical and complex Code provisions, for which there are only limited judicial and administrative interpretations. The fact that we hold substantially all of our assets through a partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize our REIT status. Our REIT status depends upon various factual matters and circumstances that may not be entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, such as rents from real property, and we must satisfy a number of requirements regarding the composition of our assets. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for us to qualify as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this offering memorandum are not binding on the IRS or any court. Accordingly, we cannot be certain that we will be successful in qualifying as a REIT.

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

From time to time, we may invest in mortgage receivables. At December 31, 2011, we had one investment in a $2.0 million mortgage receivable. Our investments in mortgage receivables normally are not insured or otherwise guaranteed by any institution or agency. In the event of default by a borrower, it may be necessary for us to foreclose our mortgage or engage in costly negotiations. Delays in liquidating defaulted mortgage loans and repossessing and selling the underlying properties could reduce our investment returns. Furthermore, in the event of default, the actual value of the property securing the mortgage may decrease. A decline in real estate values will adversely affect the value of our loans and the value of the mortgages securing our loans.

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

Our Properties

As of December 31, 2011, we owned an operating portfolio consisting of 20 retail properties totaling approximately 3.7 million square feet of gross leasable area (including a 50% consolidated joint venture), which were approximately 95.0% leased and had a weighted average remaining lease term of approximately eight years, based on gross leasable area. In addition, we owned one commercial office property totaling 82,157 square feet of gross leasable area, which was 100.0% leased as of December 31, 2011. We utilize a portion of this commercial building as our headquarters. We also owned two non-operating development properties on which we substantially completed construction as of December 31, 2011. Subsequent to December 31, 2011, we acquired an additional commercial office property, totaling approximately 256,000 square feet of gross leasable area, which was 83.4% leased at acquisition and two additional retail properties, totaling approximately 303,000 square feet of gross leasable area, which were 93.4% leased at acquisition. In addition, as of February 29, 2012, we had entered into contracts to acquire two properties from our pipeline having an aggregate purchase price of approximately $66.4 million.

Operating Properties

The table below sets forth relevant information with respect to the operating properties in our portfolio as of December 31, 2011 (dollars in thousands).

Property/Location	Year Built(1)	Total GLA(2)		Percent Leased	Number of Tenants	Major Tenants(3)	Major Lease Expiration Date	Annualized Base Rent(4)
Retail Properties
The Promenade, Scottsdale, AZ	1999	433,538		97.4%	69	Office Max Nordstrom Rack	2015 2015	$8,180
Park West Place, Stockton, CA	2005	598,287	(5)	100.0%	55	Lowe’s*	2026	7,267
Gilroy Crossing, Gilroy, CA	2004	325,431		99.6%	38	Kohl’s*	2025	5,278
Brandywine Crossing, Brandywine, MD	2009	198,384	(6)	98.4	32	Safeway*	2028	3,732
Plaza at Rockwall Phase I, Rockwall, TX	2007	328,725	(7)	100.0	16	Dick’s Sporting Goods*	2018	3,243
Vestavia Hills City Center, Vestavia Hills, AL(8)	2002	390,103		81.0	58	Publix Rave Motion Pictures*	2022 2022	4,039
The Crossings of Spring Hill, Spring Hill, TN	2008	219,841	(9)	97.7	35	Ross Dress for Less* PetSmart*	2019 2018	2,703
Edwards Theatres, San Diego, CA	1999	100,551		100.0	1	Edwards Theatres*	2019	2,184
Rosewick Crossing, La Plata, MD	2008	116,036	(10)	80.3	13	Giant Food*	2028	1,736

Property/Location	Year Built(1)	Total GLA(2)		Percent Leased	Number of Tenants	Major Tenants(3)	Major Lease Expiration Date		Annualized Base Rent(4)
5000 South Hulen, Fort Worth, TX	2005	86,833		94.9	20	Barnes & Noble*	2015		1,995
Grant Creek Town Center, Missoula, MT	1998	164,166		93.8	33	REI* TJ Maxx*	2020 2017		1,977
Lowe’s, Shippensburg, PA	2008	171,069		100.0	1	Lowe’s Home Centers*	2031		1,475
Anthem Highlands, Las Vegas, NV	2006	118,763		82.2	16	Albertsons*	2027		1,505
Shops at Foxwood, Ocala, FL	2010	78,660		90.8	13	Publix*	2030		945
Northside Plaza, Dothan, AL	2010	171,670	(11)	91.6	11	Publix* Hobby Lobby*	2031 2026		1,219
Five Forks Place, Simpsonville, SC	2002	61,191		92.4	9	Publix*	2022		672
Mariner’s Point, St. Marys, GA	2001	45,215		96.5	17	Shoe Show(12)	2016		615
Newport Towne Center, Newport, TN	2006	60,100		100.0	15	Dollar Tree Specialty Retailers	2016 2021		507
Merchant Central, Milledgeville, GA	2004	45,013		93.8	16	Dollar Tree(13)	2014		565
Walgreens, Corbin, KY — North	2009	13,650		100.0	1	Walgreens*	2034	(14)	282

Subtotal/Weighted Average Retail Properties		3,727,226		95.1%	469				$50,119

Office Property
Excel Centre, San Diego, CA	1999	82,157		100.0	14	Kaiser Permanente	2019		2,592

Total/Weighted Average		3,809,383		95.2%	483				$52,711

Non-Operating Properties(15)
Red Rock Commons, St. George, UT
Plaza at Rockwall Phase II, Rockwall, TX

*	Denotes anchor tenant.
(1)	Year built represents the year in which construction was completed.
(2)	Total GLA represents total gross leasable area owned by us at the property (includes GLA of buildings under ground lease).
(3)	Major tenant represents the tenant(s) in each property that have the highest annualized base rent.
(4)	Annualized base rent, or ABR, means annualizing the cash base rental amount in effect under existing leases as of December 31, 2011. Amount does not include reimbursements for real estate taxes and insurance, common area and other operating expenses, substantially all of which are borne by the tenants, percentage rent or amounts attributable to future rent increases, where applicable. Amount includes rent attributable to ground leases.
(5)	Of the total GLA for Park West Place, 154,794 square feet, 88,248 square feet and 31,629 square feet are leased under ground leases to Lowe’s, Kohl’s and Babies R’ Us, respectively.
(6)	Of the total GLA for Brandywine Crossing, 59,678 square feet is leased under a ground lease to Safeway.
(7)	Of the total GLA for Plaza at Rockwall Phase I, 103,256 square feet and 75,524 square feet are leased under ground leases to J.C. Penney and Belk Department Store, respectively.
(8)	Includes Rite Aid, an outparcel to Vestavia Hills City Center, which was acquired in 2011.
(9)	Of the total GLA for The Crossings of Spring Hill, 10,160 square feet, 7,290 square feet and 6,387 square feet are leased under ground leases to Cracker Barrel, Logan’s Roadhouse and O’Charley’s, respectively.
(10)	Of the total GLA for Rosewick Crossing, 58,432 square feet is leased under a ground lease to Giant Food. Of the total GLA for Brandywine Crossing, 59,678 square feet is leased under a ground lease to Safeway.

(11)	Of the total GLA for Northside Plaza (a 50% consolidated joint venture), 21,160 square feet, 4,202 square feet, 4,000 square feet and 4,000 square feet are leased under ground leases to Davis Theatre Company, Chili’s, Wells Fargo, and Panera Bread, respectively.
(12)	Shoe Show is not the anchor tenant of this property. Mariner’s Point is anchored by a non-owned Super Wal-Mart.
(13)	Dollar Tree is not the anchor tenant of this property. Merchant Central is anchored by a non-owned Super Wal-Mart.
(14)	Represents the earliest date this lease can be terminated by the tenant. Without early termination, the lease will expire in 2084.
(15)	A non-operating property is reclassified as an operating property at the earlier of (a) 85.0% occupancy or (b) one year from completion and delivery of the space.

Non-Operating Properties

Red Rock Commons: Red Rock Commons is a 18.5 acre land parcel located in St. George, Utah on which we have substantially completed development of a retail shopping center with 119,000 square feet of gross leasable area. Based on our current development plans and subject to change based on leasing demand and other market factors, we intend to continue development of the shopping center for a total of 134,000 square feet of gross leasable area. Tenants of Red Rock Commons include Dick’s Sporting Goods, PetSmart, Ulta, Old Navy and Gap Outlet.

Plaza at Rockwall Phase II: Plaza at Rockwall Phase II is a 12.6 acre land parcel located adjacent to Plaza at Rockwall Phase I in Rockwall, Texas, on which we have substantially completed construction of a shopping center with 123,000 square feet of gross leasable area. Tenants of Plaza at Rockwall Phase II include HomeGoods and Jo-Ann.

Subsequent Property Acquisition

The Promenade Corporate Center: On January 23, 2012, we completed the acquisition of the Promenade Corporate Center (located at the entrance of our retail shopping center), a commercial office property with approximately 256,000 square feet of gross leasable area located in Scottsdale, Arizona for a contractual purchase price excluding closing costs, of approximately $56.0 million. A portion of the purchase price was paid in shares of our common stock, based on a share price of $13.00 per share (for a total of 3,230,769 shares of our common stock). Tenants of the Promenade Corporate Center include Fitch, Healthcare Trust of America, Meridian Bank, Richmond American Homes and Sankyo Pharma.

EastChase Market Center: On February 17, 2012, we completed the acquisition of EastChase Market Center, a retail shopping center with approximately 181,000 square feet of gross leasable area located in Montgomery, Alabama for a contractual purchase price excluding closing costs, of approximately $24.7 million. Tenants of EastChase Market Center include Dick’s Sporting Goods, Jo-Ann, Bed Bath & Beyond, Michaels, Old Navy and Costco (non-owned).

La Costa Towne Center: On February 29, 2012, we completed the acquisition of La Costa Towne Center, a retail shopping center with approximately 121,000 square feet of gross leasable area located in Carlsbad, California for a contractual purchase price excluding closing costs, of approximately $23.5 million. Vons, a division of Safeway, is the anchor tenant of the property (lease in effect, but no longer occupied). We believe that the property presents an opportunity to retenant and redevelop portions of the center to create additional value.

Properties under Contract

Pavilion Crossing: In December 2010, we entered into a purchase agreement to acquire, at our election, a retail shopping center with approximately 68,000 square feet of gross leasable area located in Brandon, Florida. We entered into the purchase agreement in connection with the extension of a loan to the developer of the property in the amount of $2.0 million (see Note 9 of the consolidated financial statements contained elsewhere herein). If consummated, the purchase price for the property will be based on the property’s net operating income at the time of acquisition (as defined in the purchase agreement), reduced by the outstanding principal balance and accrued interest on the loan.

Lake Pleasant Pavilion: On February 16, 2012, we entered into a purchase agreement to acquire a retail shopping center with approximately 178,000 square feet of gross leasable area located in Peoria, Arizona. The purchase price for the retail shopping center, excluding closing costs, is approximately $41.8 million and includes the assumption of a mortgage note in the amount of approximately $28.3 million with an interest rate of 6.1%. The acquisition of this property is subject to due diligence and other customary closing conditions. Although we believe that we will consummate this acquisition, we cannot guarantee that it will close on the terms described herein, or at all.

Major Tenants

As of December 31, 2011, we had leases with numerous nationally recognized retailers. The following table sets forth information regarding the ten largest tenants in our operating portfolio based on annualized base rent as of December 31, 2011.

Retail Tenants (Leases)	Total GLA	Percent of Total Retail GLA	ABR ($ in 000s)	Percent of Total Retail ABR	ABR per leased square foot
Lowe’s Home Centers, Inc.(2).	325,863	8.7%	$2,195	4.4%	$6.74
Edwards Theatres(1)	100,551	2.7	2,184	4.4	21.72
Publix Supermarkets, Inc.(4)	199,751	5.4	2,149	4.3	10.76
Kohl’s(2)	176,656	4.7	1,347	2.7	7.63
Ross Dress for Less(4)	115,259	3.1	1,316	2.6	11.41
PetSmart(4)	79,101	2.1	1,213	2.4	15.34
Jo-Ann(3)	75,619	2.0	1,011	2.0	13.37
Sports Authority(2).	71,018	1.9	968	1.9	13.63
TJX Companies(3)	82,907	2.2	876	1.7	10.57
Bed Bath & Beyond(3)	75,864	2.0	853	1.7	11.24

Total Top Ten Tenants/Weighted Average	1,302,589	34.8%	$14,112	28.1%	$10.83

As of December 31, 2011, we had leases with 14 distinct office tenants. The following table sets forth information regarding our three largest office tenants in our operating portfolio based on annualized base rent as of December 31, 2011. As of December 31, 2011, 13,834 square feet were leased by us for our corporate offices.

Office Tenants	Total GLA	Percent of Total Office GLA	ABR ($ in 000s)	Percent of Total Office ABR	ABR per leased square foot
Kaiser Permanente	36,428	44.3%	$1,260	48.6%	$34.58
Swinerton, Inc.	13,503	16.4	519	20.0	38.47
UBS Financial Services	10,251	12.5	339	13.1	33.10

Total Top Tenants/Weighted Average	60,182	73.2%	$2,118	81.7%	$35.20

Lease Expirations

The following table sets forth information with respect to the lease expirations of our retail and office operating properties as of December 31, 2011.

Lease Expiration Year	Total Expiring GLA	Percent of Total GLA Expiring	Expiring Annualized Base Rent ($ in 000s)	Percent of Total Annualized Base Rent	Expiring Annualized Base Rent per leased square foot
Available	190,838	5.0%	$—	—%	$—
2012	127,725	3.4	2,507	4.8	19.63
2013	169,635	4.5	3,248	5.9	18.20
2014	289,621	7.6	5,631	11.0	20.00
2015	571,326	15.0	9,484	18.0	16.60
2016	316,576	8.3	4,894	9.3	15.46
2017	79,750	2.1	1,458	2.8	18.28
2018	246,000	6.5	3,875	7.4	15.75
2019	308,382	8.1	5,944	11.3	19.28
2020	128,438	3.4	2,353	4.5	18.32
2021 and thereafter	1,381,092	36.1	13,317	25.0	9.64

Total/Weighted Average	3,809,383	100.0%	$52,711	100.0%	$13.84

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange, or the NYSE, under the symbol “EXL” since April 23, 2010. On February 29, 2012, the reported closing sale price per share for our common stock on the NYSE was $12.30 and there were approximately 11 holders of record. Certain shares of our company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock and the distributions we declared per share with respect to the periods indicated.

			Range
Year	Quarter		High	Low	Cash Dividend per Common Share
2010	2	nd	$13.72	$10.77	—
	3	rd	$12.82	$10.87	$0.080
	4	th	$12.90	$11.11	$0.120
2011	1	st	$13.21	$11.54	$0.140
	2	nd	$12.27	$10.94	$0.150
	3	rd	$11.69	$9.32	$0.155
	4	th	$12.29	$8.96	$0.160

Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. In addition, our unsecured revolving credit facility contains limitations on our ability to pay distributions on our common stock, Series A preferred stock and Series B preferred stock. Specifically, our cash dividends may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement) and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.

Total Stockholder Return Performance

The following graph shows a comparison from April 23, 2010 to December 31, 2011 of cumulative total stockholder return, calculated on a dividend reinvested basis, for Excel Trust, Inc., the S&P 500 Stock Index, or the S&P 500, and the National Association of Real Estate Investment Trusts, Inc. Equity REIT Total Return Index, or the Industry Index, which includes all tax-qualified equity REITs listed on the NYSE. The graph assumes $100 was invested in each of Excel Trust, Inc.’s common stock, the S&P 500 and the Industry Index on April 23, 2010. Data points on the graph are quarterly. Note that historic stock price performance is not necessarily indicative of future stock price performance.

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

	The Company		The Predecessor
(Dollars in thousands)	2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010	2009	2008	2007
Operating Data
Total revenues	$55,227	$14,311	$1,568	$4,990	$3,832	$4,533
Expenses:
Property operating expenses	13,847	3,346	379	1,229	1,148	1,002
Changes in fair value of earn-outs	(434)	—	—	—	—	—
Administrative and miscellaneous	12,773	7,095	8	45	43	15
Depreciation and amortization	23,290	6,277	542	2,045	1,403	1,575

Total expenses	49,476	16,718	929	3,319	2,594	2,592
Net operating income (loss)	5,751	(2,407)	639	1,671	1,238	1,941
Interest expense	(13,181)	(3,692)	(483)	(1,359)	(1,593)	(1,593)
Interest income	297	166	—	6	29	35
Gain on acquisition of real estate and sale of land parcel	1,479	978	—	—	—	—
Changes in fair value of financial instruments	1,154	—	—	—	—	—

(Loss) income from continuing operations	(4,500)	(4,955)	156	318	(326)	383
Income from discontinued operations before gain on sale of real estate assets	1,023	1,082	—	—	—	—
Gain on sale of real estate assets	3,976	—	—	—	—	—

Income from discontinued operations	4,999	1,082	—	—	—	—

Net income (loss)	499	(3,873)	156	318	(326)	383
Net (income) loss attributable to non-controlling interests	(51)	148	(290)	(75)	(56)	(272)

Net income (loss) attributable to Excel Trust, Inc. and controlling interests of the Predecessor	448	(3,725)	(134)	243	(382)	111
Preferred stock dividends	(3,228)	—	—	—	—	—

Net (loss) income attributable to the common stockholders and controlling interests of the Predecessor	$(2,780)	$(3,725)	$(134)	$243	$(382)	$111

Loss from continuing operations per share attributable to the common stockholders — basic and diluted	$(0.36)	$(0.31)

Net loss per share attributable to the common stockholders — basic and diluted	$(0.15)	$(0.24)

Weighted-average common shares outstanding — basic and diluted	22,465	15,510

Dividends declared per common share	$0.605	$0.20

Other Data
Funds from operations(1)	$15,218	$1,876	$698	$2,363	$1,077	$1,958

Cash flow provided by operations	$20,986	$3,920	$301	$5,615	$1,078	$1,878

Cash flow used by investing activities	$(123,295)	$(327,284)	$(238)	$(5,248)	$(678)	$(19,872)

Cash flow provided (used) by financing activities	$101,076	$329,889	$(724)	$(244)	$(568)	$706

	The Company		The Predecessor
	As of December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Balance Sheet Data
Properties, net	$583,959	$365,112	$41,869	$37,642	$37,688
Cash and cash equivalents	5,292	6,525	661	538	706
Total assets	687,671	441,088	45,456	42,131	43,112
Mortgage and notes payable	265,961	222,427	30,190	31,182	32,899
Total liabilities	306,685	244,478	35,934	33,445	34,328
Stockholders’ equity and owner’s equity	363,792	187,511	8,622	7,930	8,132
Non-controlling interests	17,194	9,099	900	756	652
Total liabilities and equity	687,671	441,088	45,456	42,131	43,112
Other Data
Operating properties
Number	21	21	3	3	3
Total owned gross leasable area	3,809,383	2,593,908	203,448	203,448	203,448
Other properties (land)	2	3	1	1	1

The following table presents a reconciliation of FFO(1) for the periods presented (in thousands):

	The Company		The Predecessor
	2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010	2009	2008	2007(1)
Net (loss) income attributable to the common stockholders and the Predecessor	$(2,780)	$(3,725)	$(134)	$243	$(382)	$111
Non-controlling interests in operating partnership	(53)	(148)	290	75	56	272
Depreciation and amortization	23,705	6,727	542	2,045	1,403	1,575
Depreciation and amortization related to joint venture	(199)	—	—	—	—	—
Gain on acquisition of real estate and sale of land parcel	(1,479)	(978)	—	—	—	—
Gain on sale of real estate assets	(3,976)	—	—	—	—	—

Funds from operations	$15,218	$1,876	$698	$2,363	$1,077	$1,958

(1)	We present FFO because we consider FFO an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. See Item 7 for a further discussion of FFO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a vertically integrated, self-administered, self-managed real estate firm with the principal objective of acquiring, financing, developing, leasing, owning and managing community and power centers, grocery anchored neighborhood centers and freestanding retail properties. Our strategy is to acquire high quality, well-located, dominant retail properties that generate attractive risk-adjusted returns. We target competitively protected properties in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth. We generally lease our properties to national and regional supermarket chains, big-box retailers and select national retailers that frequently offer necessity and value oriented items and generate regular consumer traffic. Our tenants often carry goods that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, which we believe generates more predictable property-level cash flows.

On April 28, 2010, we completed our IPO. In connection with the IPO, we and our operating partnership, for which we are the sole general partner, engaged in certain formation transactions. The formation transactions were designed to (1) continue the operations of four properties that were contributed by related parties, (2) enable us to raise the necessary capital to acquire increased interests in certain of the properties, (3) provide capital for future acquisitions, (4) fund certain development costs at our development property, (5) establish a capital reserve for general corporate purposes and (6) fund future joint venture capital commitments. The exchange of entities or interests therein for shares of our common stock and operating partnership units has been accounted for as a reorganization of entities under common control, and accordingly, the related assets and liabilities were reflected at their historical cost basis. We were organized as a Maryland corporation on December 15, 2009 and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2010.

As of December 31, 2011, we owned a portfolio consisting of 20 retail operating properties totaling approximately 3.7 million square feet of gross leasable area (including a 50% consolidated joint venture), which were approximately 95.0% leased and had a weighted average remaining lease term of approximately eight years, based on gross leasable area. In addition, we owned one commercial office property totaling 82,157 square feet of gross leasable area, which was 100.0% leased as of December 31, 2011. We utilize a portion of this commercial building as our headquarters. We also owned two non-operating development properties on which we substantially completed construction as of December 31, 2011.

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

Factors That May Influence Future Results of Operations

Rental Revenue and Tenant Recoveries. The amount of rental revenue and tenant recoveries generated by our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. As of December 31, 2011, our retail properties were approximately 95.0% leased and our office property was 100.0% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. Positive or negative trends in our geographic areas or the retail market could adversely affect our rental revenue and tenant recoveries in future periods. In addition, growth in rental income will partially depend on our ability to acquire additional retail properties that meet our investment criteria.

Lease Expirations. Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets as well as the desirability of our individual properties. The leases scheduled to expire in the twelve months ending December 31, 2012 and December 31, 2013 represent 3.0% and 4.8%, respectively, of our total retail gross leasable area and 3.5% and 6.5%, respectively, of our retail annualized base rental revenue.

Market Conditions. We seek investment opportunities throughout the United States; however, we focus on the Northeast, Northwest and Sunbelt regions. Positive or negative changes in conditions in these markets will impact our overall performance. Future economic downturns or regional downturns affecting our target markets or downturns in the retail industry that impair our ability to renew or re-lease space as well as the ability of our tenants to fulfill their lease commitments, as such in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. Despite recent weakness in retail real estate throughout the United States, we believe that our target markets are characterized by attractive demographics and property fundamental trends which could lead to outperformance as the sector rebounds.

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

Management must make significant assumptions in determining the value of assets and liabilities acquired. The use of different assumptions in the allocation of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses. The fair value of tangible assets of an acquired property (which includes land, buildings, and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the relative fair value of these assets. Factors considered by us in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, site improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.

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

Results of Operations

We operate through two reportable business segments: retail properties and office properties. The office segment consists of one property, Excel Centre, with a total of 82,157 square feet of gross leasable area. Our

Predecessor has owned and operated Excel Centre since 2004. All of our other properties are reported in the retail segment. At December 31, 2011, we owned 20 retail operating properties with a total of approximately 3.7 million square feet of gross leasable area.

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

You should read the following discussion in conjunction with the segment information disclosed in Note 18 to our consolidated and combined financial statements in accordance with Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. Our results of operations include the combination of the Predecessor properties for the period prior to the IPO. Management believes this information provides for the most meaningful comparison as the historical cost of the Predecessor properties were carried over by the company at historical cost subsequent to the IPO and therefore, results of operations for such properties would be comparable for those periods. However, our results of operations may not be indicative of our future results of operations.

Retail Properties

In the year ended December 31, 2011, we acquired five retail operating properties (not including Rite Aid, an outparcel to Vestavia Hills City Center that is not considered a separate property — see Item 2 for further discussion) for a total of approximately $255.5 million, consisting of $127.3 million of cash and the assumption of $114.0 million of debt (not including a gain of $937,000 recognized on the acquisition of one property and the recognition of an increase of approximately $13.2 million in equity and liabilities resulting from the issuance of OP units for another property — see Note 3 of the consolidated financial statements contained elsewhere herein). We used borrowings from our unsecured revolving credit facility, the proceeds from the sale of six properties, and proceeds from our preferred stock and common stock offerings to acquire these properties. The following is a comparison, for the years ended December 31, 2011 and 2010 and for the years ended December 31, 2010 and 2009, of the retail property segment operating results of the company and our Predecessor.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Total revenues, which include rental revenues and tenant recoveries including insurance, property taxes and other operating expenses paid by tenants, increased by $39.5 million, or 316%, to $52.0 million for the year ended December 31, 2011 compared to $12.5 million (comprised of $12.0 million for the company and $547,000 for the Predecessor) for the year ended December 31, 2010. The increase was directly related to our acquisition of 23 retail operating properties (including those retail properties sold in June 2011) since the completion of the IPO.

Property operating expenses, which include maintenance and repair expenses, real estate taxes, management fees and other operating expenses including bad debts, increased by $9.6 million, or 313%, to $12.7 million for the year ended December 31, 2011 compared to $3.1 million (comprised of $2.9 million for the company and $167,000 for the Predecessor) for the year ended December 31, 2010. The increase primarily related to the 14 retail operating properties we acquired since the completion of the IPO that are not under triple-net leases. Three of the properties we acquired are under triple-net leases whereby the tenants pay all of the operating expenses (excluding those retail properties sold in June 2011). Furthermore, included as a reduction of property operating expenses for the year ended December 31, 2011 is a gain on changes in fair value of earn-outs of $434,000 due to a decrease in the estimated fair value of additional consideration due to the sellers of properties acquired in 2010 (see Note 17 of the consolidated financial statements contained elsewhere herein).

General and administrative expenses were $12.8 million for the year ended December 31, 2011 compared to $7.1 million ($3,000 was for the Predecessor) for the year ended December 31, 2010. The increase is primarily the result of approximately $3.2 million of additional non-cash compensation expense recognized in 2011 pursuant to the implementation of a long-term incentive plan in March 2011. In connection with the plan, members of senior management and other selected employees were provided restricted stock grants, a portion of which may vest only upon meeting minimum shareholder return thresholds. Non-cash compensation expense related to the stock awards granted in 2011 pursuant to this plan will decline in subsequent years as the expense associated with these awards is recognized using the graded vesting method, in which the majority of the expense is recognized in earlier periods. General and administrative expenses for year ended December 31, 2010 relate to our operations since the completion of the IPO, and include salaries and other costs incurred to operate as a public company. General and administrative expenses for the years ended December 31, 2011 and 2010 also include approximately $753,000 and $1.6 million, respectively, in costs related to our property acquisitions. Furthermore, we incurred approximately $1.0 million related to the audits, legal and other various costs in preparation for the IPO, which were recognized at the IPO date. Prior to the IPO, there were no general and administrative expenses included in the Predecessor’s results of operations other than those that were directly related to the properties contributed to us by the Predecessor.

Depreciation and amortization expense increased $16.5 million, or 285%, to $22.3 million for the year ended December 31, 2011 compared to $5.8 million (comprised of $5.6 million for the company and $216,000 for the Predecessor) for the year ended December 31, 2010. The increase was directly related to our acquisition of 23 retail operating properties (including those retail properties sold in June 2011) since the completion of the IPO.

Interest expense increased $8.9 million, or 278%, to $12.1 million for the year ended December 31, 2011 compared to $3.2 million (comprised of $3.0 million for the company and $214,000 for the Predecessor) for the year ended December 31, 2010. The increase was primarily due to the assumption of approximately $114.0 million and $108.7 million, respectively, of mortgage debt in connection with our property acquisitions in 2011 and 2010, partially offset by a decrease in the interest rate and average borrowings outstanding on our unsecured revolving credit facility for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

A gain on acquisition of real estate and sale of land parcel of approximately $1.5 million was recognized during the year ended December 31, 2011 related to (1) a property acquired in 2011, representing the difference between the fair value at the date of closing and the price paid (see Note 3 of the consolidated financial statements contained elsewhere herein) and (2) a gain on disposition of a land parcel at one of our properties, resulting in a gain of approximately $542,000.

A gain on changes in fair value of financial instruments of approximately $1.2 million is the result of a decrease in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 (see Notes 3 and 17 of the consolidated financial statements contained elsewhere herein).

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Total revenues, which include rental revenues and tenant recoveries including insurance, property taxes and other operating expenses paid by tenants, increased by $10.7 million, or 594%, to $12.5 million (comprised of $12.0 million for the company and $547,000 for the Predecessor) for the year ended December 31, 2010 compared to $1.8 million for the year ended December 31, 2009. The increase was directly related to our acquisition of 18 retail operating properties since the completion of the IPO.

Property operating expenses, which include maintenance and repair expenses, real estate taxes, management fees and other operating expenses including bad debts, increased by $2.5 million, or 417%, to $3.1 million (comprised of $2.9 million for the company and $167,000 for the Predecessor) for the year ended December 31, 2010 compared to approximately $600,000 for the year ended December 31, 2009. Eight of the properties we acquired are under triple-net leases whereby the tenant pays for all the operating expenses. The increase primarily related to the nine retail operating properties we acquired since the completion of the IPO that are not under triple-net leases.

General and administrative expenses were $7.1 million ($3,000 was for the Predecessor) for the year ended December 31, 2010 compared to $23,000 for the year ended December 31, 2009. General and administrative expenses for the year ended December 31, 2010 primarily relate to our operations since the completion of the IPO and include salaries and other costs incurred to operate as a public company. They also include approximately $1.6 million in costs related to our property acquisitions. Furthermore, we incurred approximately $1.0 million related to the audits, legal and other various costs in preparation for the IPO, which were recognized at the IPO date. Prior to the IPO, there were no general and administrative expenses included in the Predecessor’s results of operations other than those that were directly related to the properties contributed to us by the Predecessor.

Depreciation and amortization expense increased $4.7 million or 427% to $5.8 million (comprised of $5.6 million for the company and $216,000 for the Predecessor) for the year ended December 31, 2010 compared to $1.1 million for the year ended December 31, 2009. The increase was directly related to our acquisition of the 18 retail operating properties since the completion of the IPO.

Interest expense increased $2.7 million, or 540%, to $3.2 million (comprised of $3.0 million for the company and $214,000 for the Predecessor) for the year ended December 31, 2010 compared to approximately $500,000 for the year ended December 31, 2009. The increase was primarily due to the $108.7 million of mortgage debt we assumed or obtained as part of our acquisitions and $82.0 million in borrowings from our credit facility which was more than the decrease in interest expense from mortgages repaid as part of our formation transactions.

Commercial Office Properties

The following is a comparison, for the years ended December 31, 2011 and 2010 and for the years ended December 31, 2010 and 2009, of the commercial office property segment operating results of the company and our Predecessor.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Total revenues decreased by $190,000, or 5.6% to $3.2 million for the year ended December 31, 2011 compared to $3.4 million (comprised of $2.4 million for the company and $1.0 million for the Predecessor) for the year ended December 31, 2010. The decrease was primarily due to the expiration of two leases in late 2010 and early 2011, which were not renewed.

Property operating expenses did not change significantly (approximately $712,000 and $649,000 for the years ended December 31, 2011 and 2010, respectively) as there were no significant changes in operations. For the year ended December 31, 2010, the $649,000 of property operating expenses were comprised of $437,000 for the company and $212,000 for the Predecessor.

General and administrative expenses were $1,000 for the year ended December 31, 2011 compared to $5,000 (all from the Predecessor) for the year ended December 31, 2010.

Depreciation and amortization expense did not change significantly and was $1.0 million for each of the years ended December 31, 2011 and 2010 ($687,000 for the company and $326,000 for the Predecessor).

Interest expense did not change significantly (approximately $800,000 for each of the years ended December 31, 2011 and 2010) as there was no significant change in the mortgage balance outstanding other than scheduled principal amortization from monthly debt payments. For the year ended December 31, 2010, the $800,000 of interest expense was comprised of approximately $545,000 for the company and approximately $255,000 for the Predecessor.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Total revenues increased by $200,000, or 6% to $3.4 million (comprised of $2.4 million for the company and $1.0 million for the Predecessor) for the year ended December 31, 2010 compared to $3.2 million for the year ended December 31, 2009. The increase primarily resulted from the leasing of a vacant space at Excel Centre in March 2009 to Kaiser Permanente.

Property operating expenses did not change significantly (approximately $600,000 for each of the years ended December 31, 2010 and 2009) as there were no significant changes in operations. For the year ended December 31, 2010, the approximately $600,000 of property operating expenses was comprised of $437,000 for the company and $212,000 for the Predecessor.

General and administrative expenses were $5,000 (all from the Predecessor) for the year ended December 31, 2010 compared to $22,000 for the year ended December 31, 2009 as there were expenses incurred in 2009 relating to Kaiser Permanente’s occupancy at Excel Centre that were not incurred in 2010.

Depreciation and amortization expense did not change significantly and was $1.0 million for each of the years ended December 31, 2010 ($687,000 for the company and $326,000 for the Predecessor) and 2009.

Interest expense did not change significantly (approximately $800,000 for each of the years ended December 31, 2010 and 2009) as there was no significant change in the mortgage balance outstanding other than scheduled principal amortization from monthly debt payments. For the year ended December 31, 2010, the approximately $800,000 of interest expense was comprised of approximately $545,000 for the company and approximately $255,000 for the Predecessor.

Cash Flows

The following is a comparison, for the years ended December 31, 2011 and 2010 and for the years ended December 31, 2010 and 2009, of the combined cash flows of the company and our Predecessor.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Cash and cash equivalents were $5.3 million and $6.5 million at December 31, 2011 and December 31, 2010, respectively.

Net cash provided by operating activities increased $16.8 million to $21.0 million for the year ended December 31, 2011 compared to $4.2 million (comprised of $3.9 million for the company and $301,000 for the Predecessor) for the year ended December 31, 2010. The increase was primarily due to (1) net income of $499,000 for the year ended December 31, 2011 compared to a net loss of $3.7 million for the year ended December 31, 2010, (2) an increase in depreciation and amortization expense of approximately $16.4 million in 2011 as compared to 2010 and (3) an increase in the amortization of non-cash share-based compensation of approximately $4.1 million. This increase was partially offset by a reduction to net cash provided by operating activities in 2011 of approximately $5.6 million as a result of (1) a gain on sale of real estate assets of $4.0 million, (2) a gain on changes in the fair value of earn-outs of $434,000 and (3) a gain on changes in fair value of financial instruments of $1.2 million. Changes in assets and liabilities resulted in a further reduction of approximately $2.4 million in 2011 as compared to 2010.

Net cash used in investing activities decreased $204.2 million to $123.3 million for the year ended December 31, 2011 compared to $327.5 million (comprised of $327.3 million for the company and $238,000 for the Predecessor) for the year ended December 31, 2010. The decrease was primarily the result of a decrease in property acquisitions, development and improvements to $116.8 million in 2011 as compared to $320.4 million in 2010, partially offset by the purchase of $9.1 million in equity securities during 2011.

Net cash provided by financing activities decreased by $228.1 million to $101.1 million for the year ended December 31, 2011 compared to $329.2 million (comprised of $329.9 million provided by the company and $724,000 used by the Predecessor) for the year ended December 31, 2010. The decrease was primarily the result of the difference in gross offering proceeds from our common stock offering in 2011 of $150.6 million compared to our IPO of $210.0 million. In addition, we repaid a majority of the outstanding borrowings on our revolving credit facility, resulting in a reduction of net cash provided by financing activities of approximately $63.8 million (net proceeds from the issuance of our Series A preferred stock and a portion of the proceeds from our common stock offering were used to repay such outstanding borrowings), partially offset by cash utilized for the repurchase of shares of our common stock for total consideration of approximately $6.7 million.

Comparison of the Years Ended December 31, 2010 to the Years Ended December 31, 2009

Cash and cash equivalents were $6.5 million and $661,000 at December 31, 2010 and December 31, 2009, respectively.

Net cash provided by operating activities decreased $1.4 million to $4.2 million (comprised of $3.9 million for the company and $301,000 for the Predecessor) for the year ended December 31, 2010 compared to $5.6 million for the year ended December 31, 2009. The decrease was primarily due to a net loss of $3.7 million in 2010 compared to net income of $318,000 in 2009. Of the net loss in 2010, depreciation and amortization was $7.3 million. Also included in 2010 net loss was a gain of approximately $1.0 million resulting from a business combination. In 2009, depreciation and amortization was $2.0 million. Additionally, accounts payable and other liabilities increased $679,000 and accounts receivable and other assets increased $2.8 million. The changes in liabilities and assets are primarily due to the operations related to the properties acquired since the completion of the IPO.

Net cash used in investing activities increased $322.2 million to $327.5 million (comprised of $327.3 million for the company and $238,000 for the Predecessor) for the year ended December 31, 2010 compared to $5.3 million for the year ended December 31, 2009. The increase was primarily the result of $320.4 million of cash used for property acquisitions, development and improvements in 2010, $5.3 million increase in restricted cash deposits, and $2.0 million advanced for a note receivable.

Net cash provided by financing activities increased by $329.4 million to $329.2 million (comprised of $329.9 million provided by the company and $724,000 used by the Predecessor) for the year ended December 31, 2010 from $244,000 of cash used for the year ended December 31, 2009. The increase was primarily due to $194.6 million in net proceeds raised from the IPO. Additionally, the company borrowed $153.2 million in mortgage and notes payable, primarily for property acquisitions. These were partially offset by $13.0 million in mortgage debt repayments, $1.3 million repaid in owner advances to our Predecessor and $1.8 million paid to buy certain non-controlling interests in the Excel Centre office building.

Funds From Operations

We present FFO because we consider FFO an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year-over-year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT. As defined by NAREIT, FFO represents net income (loss) (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net gains (losses) on the disposition of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. Our computation may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of FFO for the periods presented (in thousands):

	The Company		The Predecessor
	2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010	2009
Net (loss) income attributable to the common stockholders and the Predecessor	$(2,780)	$(3,725)	$(134)	$243
Non-controlling interests in operating partnership	(53)	(148)	290	75
Depreciation and amortization	23,705	6,727	542	2,045
Depreciation and amortization related to joint venture	(199)	—	—	—
Gain on acquisition of real estate and sale of land parcel	(1,479)	(978)	—	—
Gain on sale of real estate assets	(3,976)	—	—	—

Funds from operations	$15,218	$1,876	$698	$2,363

Liquidity and Capital Resources

At December 31, 2011, we had $5.3 million of cash and cash equivalents on hand.

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

We intend to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses and fund regular distributions. We expect to incur approximately $7.2 million of additional construction costs on our two non-operating properties. Funds for these costs are expected to come from new mortgage financing, borrowings from our credit facility and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness, long-term secured and unsecured indebtedness and the use of net proceeds from the disposition of non-strategic assets. In addition, we may, from time to time, offer and sell additional shares of common stock and preferred stock, as well as debt securities, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs.

As of December 31, 2011, our mortgage indebtedness consisted of the following:

Property Pledged as Collateral	Principal Balance	Contractual Interest Rate	Monthly Payment(1)	Maturity Date
Five Forks Place	$5,067	5.50%	39	2013
Grant Creek Town Center	15,694	5.75%	105	2013
Park West Place(2)	55,800	2.82%	182	2013
Excel Centre	12,532	6.08%	85	2014
Merchant Central	4,560	5.94%	30	2014
Edwards Theatre	12,174	6.74%	95	2014
Gilroy Crossing	47,409	5.01%	263	2014
The Promenade	51,359	4.80%	344	2015
5000 South Hulen	13,876	5.60%	83	2017
Rite Aid-Vestavia Hills	1,341	7.25%	21	2018
Lowe’s	13,840	7.20%	110	2031
Northside Plaza(3)	12,000	0.13%	3	2035

	$245,652
Less: discount	(691)

Mortgage notes payable, net	$244,961

(1)	Amount represents the monthly payment of principal and interest at December 31, 2011.
(2)	The loan bears interest at a rate of LIBOR plus 2.50% (interest rate of 2.82% at December 31, 2011). In December 2010, we entered into two interest rate swap contracts, which fix LIBOR at an average rate of 1.41% for the term of the loan.
(3)	The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.13% at December 31, 2011). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit we issued from our unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $114,000 at December 31, 2011 will be amortized as additional interest expense through November 2035.

We have no mortgage indebtedness maturing in 2012. We anticipate that we will either refinance mortgage notes maturing in 2013 with new loans or repay the debt with available cash or borrowings from our unsecured revolving credit facility.

On June 3, 2011, we entered into a Third Amendment to Credit Facility, which provided an increase in borrowings available under our unsecured revolving credit facility from $125.0 million to $200.0 million, decreased the fees pertaining to the unused capacity and the applicable interest rate, and extended the maturity date. We have the ability from time to time to increase the size of the unsecured revolving credit facility by up to an additional $200.0 million to a total borrowing capacity of $400.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is July 7, 2014 and may be extended for one additional year at our option.

The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio. We also pay a 0.35% fee for any unused portion of the unsecured revolving credit facility. Borrowings under the unsecured revolving credit facility were $21.0 million at December 31, 2011 at an interest rate of 2.50%. In addition, we issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on our consolidated balance sheet. At December 31, 2011, there was approximately $92.1 million available for borrowing under the unsecured revolving credit facility.

Our ability to borrow funds under the credit agreement, as amended, and the amount of funds available under the credit agreement at any particular time, are subject to our meeting borrowing base requirements. The amount of funds we can borrow is determined by the net operating income of our unencumbered assets that comprise the borrowing base. We are also subject to financial covenants relating to maximum leverage ratios on unsecured, secured and overall debt, minimum fixed coverage ratios, minimum amount of net worth, dividend payment restrictions, and certain investment limitations.

The following is a summary of key financial covenants and their covenant levels as of December 31, 2011:

	Required	Actual
Key financial covenant:
Ratio of total liabilities to total asset value (maximum)	60.0%	38.4%
Ratio of adjusted EBITDA to fixed charges (minimum)	1.50	1.84
Ratio of secured indebtedness to total asset value (maximum)	35.0%	33.6%

(1)	For a complete listing of all debt covenants related to our consolidated indebtedness as well as definitions of the above terms, please refer to our applicable filings with the SEC.

Under the credit agreement, cash dividends on our common stock, as well as our preferred stock, may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement), and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status. As of December 31, 2011, we were in compliance with all of the covenants under the credit agreement.

On January 23, 2012, we entered into a fourth amendment to the credit agreement, which increased the maximum secured indebtedness ratio to 0.40 : 1.00 and modified certain other terms and conditions of our unsecured revolving credit facility.

On January 28, 2011, we completed the issuance of 2,000,000 shares of Series A preferred stock, with a liquidation preference of $25.00 per share. We pay cumulative dividends on the Series A preferred stock, when, as and if declared by our board of directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. Net proceeds from this offering were approximately $47.7 million in cash. We used the net proceeds of this offering to repay a portion of the outstanding indebtedness under our unsecured revolving credit facility.

On May 6, 2011, we filed a shelf registration statement with the SEC, as amended, which permits us, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

On June 29, 2011, we completed the issuance of 14,375,000 shares of common stock, including the exercise of an overallotment option of 1,875,000 shares, resulting in net proceeds of approximately $149.9 million, after deducting the underwriters’ discount and commissions and offering expenses. Net proceeds of this offering were used to repay the outstanding indebtedness on our unsecured revolving credit facility, fund acquisitions and for other general corporate and working capital purposes.

On January 31, 2012, we completed the issuance of 3,680,000 shares of Series B preferred stock, with a liquidation preference of $25.00 per share, including the exercise of an overallotment option of 480,000 shares. We will pay cumulative dividends on the Series B preferred stock, when, as and if declared by our board of directors, from the date of original issue at a rate of 8.125% per annum. Net proceeds from this offering were approximately $88.9 million. We used the net proceeds of this offering to repay the outstanding indebtedness under our unsecured revolving credit facility, with the remainder intended to fund future acquisitions and for other general corporate and working capital purposes.

As of December 31, 2011, our ratio of debt-to-gross undepreciated asset value was approximately 37.8%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and our board of directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments, Contingencies and Contractual Obligations

The following table outlines our contractual obligations (dollars in thousands) at December 31, 2011 related to our mortgage and note indebtedness and other commitments:

	Payments by Period
	2012	2013-2014	2015-2016	Thereafter	Total
Principal payments — fixed rate debt(1)	$4,155	$156,535	$47,908	$25,054	$233,652
Principal payments — variable rate debt(2)	—	21,000	—	12,000	33,000
Interest payments — fixed rate debt(3)	11,417	17,672	5,172	7,806	42,067
Interest payments — variable rate debt(2)	541	829	31	294	1,695
Contingent consideration related to business combinations(4)	1,613	—	—	—	1,613
Construction costs(5)	7,200	—	—	—	7,200

	$24,926	$196,036	$53,111	$45,154	$319,227

(1)	Includes a mortgage payable at our Park West Place property, which bears interest at a rate of LIBOR plus 2.5%. In December 2010, we entered into two interest rate swap contracts equal to the notional value of the mortgage payable, which fix LIBOR at an average of 1.41% for the term of the mortgage.
(2)	Includes redevelopment revenue bonds at our Northside Mall property and outstanding borrowings on our unsecured revolving credit facility (our unsecured revolving credit facility had a balance of $21.0 million at December 31, 2011). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds. The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending our leverage ratio.
(3)	Includes the cash payments pertaining to the interest rate swap contracts at our Park West Place property, resulting in an effective fixed interest rate of 3.91%.
(4)	Additional consideration was due the prior owners of two properties acquired in 2010 based on their ability to lease-up vacant space or sell a land parcel through a defined period following the acquisition date. The balance of $1.6 million at December 31, 2012 represents the final earn-out that was paid to a prior owner in January 2012 (see Note 17 of the consolidated financial statements contained elsewhere herein).
(5)	Amount represents our estimate of costs expected to be incurred to complete the construction of our two development properties.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had a $2.0 million note receivable related to a mezzanine loan to PC Retail, LLC to facilitate the land acquisition and development of a shopping center anchored by Publix in Brandon, Florida. The loan is secured with a second mortgage trust deed on the property and is personally guaranteed by members of PC Retail, LLC. We have also entered into a purchase agreement with PC Retail, LLC to acquire the property upon completion, at our election. The purchase price will be based on the income from leasing of the center.

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

Distribution Policy

We elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2010. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our REIT taxable income to our stockholders. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate United States federal, state or local income taxes on income we distribute currently (in accordance with the Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to United States federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify for United States federal taxation as a REIT, we may be subject to certain state and local taxes on our income properties and operations and to United States federal income and excise taxes on our taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

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

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, or ASU 2010-29, which amended ASC Topic 805, Business Combinations (ASC 805). The objective of this guidance is to eliminate diversity in the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date occurs following the first annual reporting period which commences after December 15, 2010. The guidance is required in interim and annual reporting periods. Early adoption is permitted. Our adoption of this guidance effective January 1, 2011 did not have a material effect on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04, which amended ASC Topic 820, Fair Value Measurement. The objective of this guidance is to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The guidance further explains how to measure fair value, but does not require additional fair value measurements. ASU 2011-04 is to be applied prospectively for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is not permitted. Our adoption of this guidance on January 1, 2012 will primarily affect some of our fair value disclosures, but is not expected to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, or ASU 2011-05, which amended ASC Topic 220, Comprehensive Income. The objective of this guidance is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance requires that an entity present the components of net income, the components of other comprehensive income and the total of comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU 2011-05 is to be applied retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. Our adoption of this guidance effective January 1, 2011 resulted in a change in the presentation of our consolidated financial statements, but did not have a material quantitative effect.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, or ASU 2011-12, to defer the effective date of the specific requirement in ASU 2011-05 to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All of the remaining provisions of ASU 2011-05, which are to be applied retrospectively, are effective for fiscal year and interim periods within those years, beginning after December 15, 2011.

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

The fair value of mortgages payable at December 31, 2011 was approximately $248.6 million compared to the face value of $245.7 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $5.6 million at December 31, 2011. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $5.9 million at December 31, 2011.

On June 3, 2011, we entered into a third amendment to our credit agreement, which provided an increase in borrowings available under our unsecured revolving credit facility from $125.0 million to $200.0 million, decreased the fees pertaining to the unused capacity and the applicable interest rate, and extended the maturity date. The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio. As of December 31, 2011, we had $33.1 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes a $12.1 million letter of credit issued under the facility. Based on outstanding borrowings of $21.0 million at December 31, 2011, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $210,000.

On January 23, 2012, we entered into a fourth amendment to credit agreement, which increased the maximum secured indebtedness ratio to 0.40 : 1.00 and modified certain other terms and conditions of our unsecured revolving credit facility.

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

As of December 31, 2011, we had two interest rate derivatives that were designated as cash flow hedges of interest rate risk. Both derivatives were interest rate swaps and the notional amount totaled $55.8 million. The interest rate swap contracts fixed LIBOR at an average of 1.41% for the term of a mortgage loan which expires in December 2013. The fair value of these derivative financial instruments classified as liability derivatives was $965,000 as of December 31, 2011.

ITEM 8.	Financial Statements and Supplemental Data

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

Page
Reports of Independent Registered Public Accounting Firm	54

Consolidated Balance Sheets of the Company as of December 31, 2011 and 2010, respectively	56

Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) of the Company for the year ended December 31, 2011, the period from April 28, 2010 to December 31, 2010 and Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010 and the year ended December 31, 2009	57

Consolidated and Combined Statements of Equity of the Company for the year ended December 31, 2011, the period from April 28, 2010 to December 31, 2010 and Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010 and the year ended December 31, 2009	58

Consolidated and Combined Statements of Cash Flows of the Company for the year ended December 31, 2011, the period from April 28, 2010 to December 31, 2010 and Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010 and the year ended December 31, 2009	60

Notes to Consolidated and Combined Financial Statements of the Company and Excel Trust, Inc. Predecessor	62

Financial Statements Schedules —

Schedule II — Valuation and Qualifying Accounts	90

Schedule III — Real Estate and Accumulated Depreciation	91

Schedule IV — Mortgage Loans on Real Estate	92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Excel Trust, Inc. and the Owners of Excel Trust, Inc. Predecessor

San Diego, California

We have audited the accompanying consolidated balance sheets of Excel Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated and combined statements of operations and comprehensive income (loss), equity, and cash flows for the year ended December 31, 2011 and for the period from April 28, 2010 to December 31, 2010 of the Company and for the period from January 1, 2010 to April 27, 2010 and for the year ended December 31, 2009 of Excel Trust, Inc. Predecessor (the “Predecessor”). Our audits also included the consolidated and combined financial statement schedules listed in the Index to the Financial Statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Excel Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 and for the period from April 28, 2010 to December 31, 2010 of the Company and for the period from January 1, 2010 to April 27, 2010 and for the year ended December 31, 2009 of the Predecessor, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of presentation for comprehensive income due to the adoption of Accounting Standard Update No. 2011-05, Presentation of Comprehensive Income.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 1, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Excel Trust, Inc.

San Diego, California

We have audited the internal control over financial reporting of Excel Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated March 1, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules and includes an explanatory paragraph regarding the adoption of Accounting Standard Update No. 2011-05, Presentation of Comprehensive Income.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 1, 2012

EXCEL TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2011	December 31, 2010
ASSETS:

Property:
Land	$236,941	$153,601
Buildings	287,226	178,374
Site improvements	28,257	18,832
Tenant improvements	28,517	18,242
Construction in progress	21,312	4,423
Less accumulated depreciation	(18,294)	(8,360)

Property, net	583,959	365,112
Cash and cash equivalents	5,292	6,525
Restricted cash	3,680	5,870
Tenant receivables, net	4,174	1,945
Lease intangibles, net	68,556	53,024
Mortgage loan receivable	2,000	2,000
Deferred rent receivable	2,997	1,148
Other assets	17,013	5,464

Total assets	$687,671	$441,088

LIABILITIES AND EQUITY:

Liabilities:
Mortgages payable, net	$244,961	$137,043
Notes payable	21,000	85,384
Accounts payable and other liabilities	21,080	12,944
Lease intangibles, net	13,843	7,150
Dividends/distributions payable	5,801	1,957

Total liabilities	306,685	244,478

Commitments and contingencies
Equity:
Stockholders’ equity and owner’s equity
Preferred stock, 50,000,000 shares authorized; 7.0% Series A cumulative convertible perpetual preferred stock, $50,000,000 liquidation preference ($25.00 per share) 2,000,000 and 0 shares issued and outstanding at December 31, 2011 and 2010, respectively	47,703	—
Common stock, $.01 par value, 200,000,000 shares authorized; 30,289,813 and 15,663,331 shares issued and outstanding at December 31, 2011 and 2010, respectively	302	156
Additional paid-in capital	319,875	191,453
Cumulative deficit	(3,277)	(3,725)

	364,603	187,884
Accumulated other comprehensive loss	(811)	(373)

Total stockholders’ equity	363,792	187,511
Non-controlling interests	17,194	9,099

Total equity	380,986	196,610

Total liabilities and equity	$687,671	$441,088

The accompanying notes are an integral part of these consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data and dividends per share)

	The Company		The Predecessor
	Year Ended December 31, 2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010	Year Ended December 31, 2009
Revenues:
Rental revenue	$44,265	$12,034	$1,455	$4,731
Tenant recoveries	10,300	2,134	113	259
Other income	662	143	—	—

Total revenues	55,227	14,311	1,568	4,990

Expenses:
Maintenance and repairs	3,792	707	98	245
Real estate taxes	6,373	1,685	140	399
Management fees	576	104	43	134
Other operating expenses	3,106	850	98	451
Changes in fair value of earn-outs	(434)	—	—	—
General and administrative	12,773	7,095	8	45
Depreciation and amortization	23,290	6,277	542	2,045

Total expenses	49,476	16,718	929	3,319

Net operating income (loss)	5,751	(2,407)	639	1,671
Interest expense	(13,181)	(3,692)	(483)	(1,359)
Interest income	297	166	—	6
Gain on acquisition of real estate and sale of land parcel	1,479	978	—	—
Changes in fair value of financial instruments	1,154	—	—	—

(Loss) income from continuing operations	(4,500)	(4,955)	156	318
Income from discontinued operations before gain on sale of real estate assets	1,023	1,082	—	—
Gain on sale of real estate assets	3,976	—	—	—

Income from discontinued operations	4,999	1,082	—	—

Net income (loss)	499	(3,873)	156	318
Net (income) loss attributable to non-controlling interests	(51)	148	(290)	(75)

Net income (loss) attributable to Excel Trust, Inc. and the Predecessor	448	(3,725)	(134)	243
Preferred stock dividends.	(3,228)	—	—	—

Net (loss) income attributable to the common stockholders and the Predecessor	$(2,780)	$(3,725)	$(134)	$243

Loss from continuing operations per share attributable to the common stockholders — basic and diluted	(0.36)	(0.31)
Net loss per share attributable to the common stockholders — basic and diluted	$(0.15)	$(0.24)

Weighted-average common shares outstanding — basic and diluted	22,465	15,510

Dividends declared per common share	$0.605	$0.20

Net income (loss)	$499	$(3,873)	$156	$318
Other comprehensive income:
Change in unrealized gain on investment in equity securities	92	—	—	—
Change in unrealized loss on interest rate swaps	(576)	(388)	—	—

Comprehensive income (loss)	15	(4,261)	156	318
Comprehensive (income) loss attributable to non-controlling interests	(5)	163	(290)	(75)

Comprehensive income (loss) attributable to Excel Trust, Inc. and controlling interests of the Predecessor.	$10	$(4,098)	$(134)	$243

The accompanying notes are an integral part of these consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(Dollars in thousands)

The Predecessor

	Total Owner’s Equity	Non-controlling Interests	Total Equity
Balance January 1, 2009	$7,930	$756	$8,686
Contributions	674	144	818
Distributions	(225)	(75)	(300)
Net income	243	75	318

Balance December 31, 2009	8,622	900	9,522
Contributions	316	63	379
Distributions	(707)	(290)	(997)
Net (loss) income	(134)	290	156

Balance April 27, 2010	$8,097	$963	$9,060

EXCEL TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

(Dollars in thousands)

	Series A Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Deficit	Accumulated other Compre- hensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Owner’s Equity	Total Equity
		Shares	Amount
Balance at April 28, 2010	$—	—	$—	$—	$—	$—	$—	$963	$8,097	$9,060
Net proceeds from issuance of common stock	—	15,000,000	150	209,850	—	—	210,000	—	—	210,000
Offering costs	—	—	—	(15,398)	—	—	(15,398)	—	—	(15,398)
Initial contribution and acquisition of Predecessor interests:
Exchange of Predecessor equity for Company common stock	—	454,008	4	8,507	—	—	8,511	—	(8,097)	414
Exchange of Predecessor non-controlling interest for Company common stock	—	53,985	—	1,049	—	—	1,049	(963)	—	86
Predecessor non-controlling interests purchased	—	—	—	(1,812)	—	—	(1,812)	—	—	(1,812)
Issuance of restricted common stock awards	—	155,338	2	(2)	—	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	357	—	—	357	—	—	357
Common stock dividends	—	—	—	(3,133)	—	—	(3,133)	—	—	(3,133)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(128)	—	(128)
Contributions from non-controlling interests	—	—	—	—	—	—	—	1,425	—	1,425
Net loss	—	—	—	—	(3,725)	—	(3,725)	(148)	—	(3,873)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	(373)	(373)	(15)	—	(388)
Adjustment for non-controlling interest	—	—	—	(7,965)	—	—	(7,965)	7,965	—	—
Balance at December 31, 2010	—	15,663,331	156	191,453	(3,725)	(373)	187,511	9,099	—	196,610
Net proceeds from sale of preferred stock	47,703	—	—	—	—	—	47,703	—	—	47,703
Net proceeds from sale of common stock	—	14,375,000	144	149,743	—	—	149,887	—	—	149,887
Issuance of restricted common stock awards	—	929,348	9	(9)	—	—	—	—	—	—
Repurchase of common stock	—	(674,866)	(7)	(6,735)	—	—	(6,742)	—	—	(6,742)
Forfeitures of restricted common stock awards	—	(3,000)	—	—	—	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	4,497	—	—	4,497	—	—	4,497
Common stock dividends	—	—	—	(16,506)	—	—	(16,506)	—	—	(16,506)
Issuance of non-controlling interests	—	—	—	—	—	—	—	9,035	—	9,035
Distributions to non-controlling interests	—	—	—	—	—	—	—	(1,002)	—	(1,002)
Contributions from non-controlling interests	—	—	—	—	—	—	—	717	—	717
Net income	—	—	—	—	448	—	448	51	—	499
Preferred stock dividends	—	—	—	(3,228)	—	—	(3,228)	—	—	(3,228)
Unrealized gain on investment in equity securities	—	—	—	—	—	88	88	4	—	92
Change in unrealized loss on interest rate swaps	—	—	—	—	—	(526)	(526)	(50)	—	(576)
Adjustment for non-controlling interest	—	—	—	660	—	—	660	(660)	—	—

Balance at December 31, 2011	$47,703	30,289,813	$302	$319,875	$(3,277)	$(811)	$363,792	$17,194	$—	$380,986

The accompanying notes are an integral part of these consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	The Company		The Predecessor
	Year ended December 31, 2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010	Year Ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$499	$(3,873)	$156	$318
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,705	6,727	542	2,045
Gain on acquisition of real estate and sale of land parcel	(1,479)	(978)	—	—
Gain on sale of real estate	(3,976)	—	—	—
Changes in fair value of earn-outs	(434)	—	—	—
Changes in fair value of financial instruments	(1,154)	—	—	—
Deferred rent receivable	(1,968)	(499)	(66)	(183)
Amortization of above (below) market leases	152	(113)	(20)	(167)
Amortization of deferred balances	1,393	295	22	—
Bad debt expense	800	348	16	189
Amortization of share-based compensation	4,497	357	—	—
Change in assets and liabilities:
Tenant and other receivables	(2,910)	(2,276)	64	(72)
Other assets	(241)	(562)	(86)	(3)
Accounts payable and other liabilities	2,102	4,494	(327)	3,488

Net cash provided by operating activities	20,986	3,920	301	5,615

Cash flows from investing activities:
Acquisitions of property, development and property improvements	(116,828)	(320,223)	(132)	(5,609)
Advance for mortgage loan receivable	—	(2,000)	—	—
Capitalized leasing costs	(1,286)	(432)	(94)	(439)
Purchase of equity securities	(9,072)	—	—	—
Restricted cash	3,891	(4,629)	(12)	800

Net cash used in investing activities	(123,295)	(327,284)	(238)	(5,248)

	The Company		The Predecessor
	Year Ended December 31, 2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010	Year Ended December 31, 2009
Cash flows from financing activities:
Issuance of common stock	150,579	210,000	—	—
Common stock offering costs	(692)	(15,398)	—	—
Repurchase of common stock	(6,742)	—	—	—
Issuance of preferred stock	48,425	—	—	—
Preferred stock offering costs	(722)	—	—	—
Payments on mortgages payable	(6,653)	(11,969)	(227)	(992)
Proceeds from mortgages payable	—	67,800	—	—
Net proceeds from parent advances	—	—	—	568
Payments on notes payable	(114,849)	—	—	—
Proceeds from notes payable	51,000	85,384	—	—
Purchase of Predecessor non-controlling interests	—	(1,812)	—	—
(Payments to) and proceeds from Predecessor controlling interests	—	(1,337)	121	—
Contributions from Company non-controlling interests	130	1,425	—	—
Contributions from Predecessor controlling interests	—	—	316	674
Contributions from Predecessor non-controlling interests	—	—	63	144
Distributions to Predecessor controlling interests	—	—	(707)	(225)
Distributions to Predecessor non-controlling interests	—	—	(290)	(75)
Preferred stock dividends	(2,499)	—	—	—
Common stock and OP unit dividends/distributions	(14,393)	(1,304)	—	—
Deferred financing costs	(2,508)	(3,014)	—	—
Tenant security deposits	—	114	—	(338)

Net cash provided (used) by financing activities	101,076	329,889	(724)	(244)

Net (decrease) increase	(1,233)	6,525	(661)	123
Cash and cash equivalents, beginning of period	6,525	—	661	538

Cash and cash equivalents, end of period	$5,292	$6,525	$—	$661

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$10,522	$2,664	$480	$1,293

Non-cash investing and financing activity:
Contribution of properties for common shares and operating partnership units	$—	$9,060	$—	$—

Acquisition of real estate for operating partnership units	$9,035	$—	$—	$—

Assumption of net mortgage debt in connection with property acquisitions	$114,546	$51,748	$—	$—

Assets received in connection with property acquisitions	$693	$705	$—	$—

Liabilities assumed in connection with property acquisitions	$4,578	$3,530	$—	$—

Dispositions of real estate assets classified as a 1031 exchange (net of gain on sale of real estate of $4,518)	$35,790	$—	$—	$—

Acquisition of real estate assets classified as a 1031 exchange	$39,300	$—	$—	$—

Dividends/distributions payable	$5,800	$1,957	$—	$—

Conversion of note payable to contribution from non-controlling interests	$587	$—	$—	$—

Accrued additions to operating and development properties	$3,385	$773	$—	$56

Change in unrealized loss on interest rate swaps	$576	$388	$—	$—

Exchange of notes receivable for real estate	$—	$33,400	$—	$—

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

The Company is required to continually evaluate its variable interest entity (“VIE”) relationships and consolidate investments in these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.

A variable interest holder is considered to be the primary beneficiary of a VIE if it has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the form of ownership interest, voting interest, the size of the investment (including loans) and the rights of other investors to participate in policy making decisions, to replace or remove the manager and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE.

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

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities is deferred rent in the amount of $3.0 million and $3.1 million at December 31, 2011 and 2010, respectively.

Revenues:

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

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income was increased by $2.0 million in the year ended December 31, 2010, $407,000 in the period from April 28, 2010 to December 31, 2010, $173,000 in the period from January 1, 2010 to April 27, 2010 and $181,000 in the year ended December 31, 2009, respectively, due to the straight-line rent adjustment.

Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other operating expenses are recognized as revenues in the period the applicable expenses are incurred or as specified in the leases. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenue on a straight-line basis over the term of the related leases.

Total estimated minimum rents under non-cancelable operating tenant leases in effect at December 31, 2011 were as follows (in thousands):

2012	$54,037
2013	52,704
2014	48,675
2015	41,042
2016	33,869
Thereafter	195,728

$426,055

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

In November 2011, the Company sold a land parcel at one of its development properties to an unaffiliated party for approximately $1.0 million of net proceeds. The sale resulted in the recognition of a gain of approximately $542,000, which is reflected in gain on acquisition of real estate and sale of land parcel in the accompanying consolidated and combined statements of operations. The sale was classified as an exchange pursuant to section 1031 of the Code; therefore, the funds are restricted as to their usage. The Company subsequently utilized the funds in full to provide a portion of the purchase price for the acquisition of the Promenade Corporate Center, which occurred on January 23, 2012 (see Note 3).

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed:

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment considers expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense, expected to result from the long-lived asset’s use and eventual disposition. The Company’s evaluation as to whether impairment may exist, including estimates of future anticipated cash flows, are highly subjective and could differ materially from actual results in future periods. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Although the Company’s strategy is to hold its properties over a long-term period, if the strategy changes or market conditions dictate that the sale of properties at an earlier date would be preferable, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value. There was no impairment recorded for the years ended December 31, 2011, 2010 or 2009.

Investments in Partnerships and Limited Liability Companies:

The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a VIE and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support provided by any parties or (2) as a group, the holders of the equity investment lack one or more of the essential characteristics of a controlling financial interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the form of ownership interest, voting interest, the size of the investment (including loans) and the rights of other investors to participate in policy making decisions, to replace or remove the manager and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE.

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

During the six months ended December 31, 2011, the Company purchased approximately 366,000 shares of preferred stock in public companies within the real estate industry for an initial cost basis of approximately $9.1 million. Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following:

December 31, 2011
Equity securities, initial cost basis	$9,072
Gross unrealized gains	138
Gross unrealized losses	(46)

Equity securities, fair value(1)	$9,164

(1)	Determination of fair value is classified as Level 1 in the fair value hierarchy based on the use of quoted prices in active markets (see section entitled “Fair Value of Financial Instruments” that follows herein).

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through December 31, 2011, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized to general and administrative expense ratably over the requisite service period for awards that include only service or performance vesting conditions and utilizing a graded vesting method (an accelerated vesting method in which the majority of compensation expense is recognized in earlier periods) for awards that include one or more market vesting conditions, adjusted for anticipated forfeitures.

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

Purchase Accounting:

The Company, with the assistance of independent valuation specialists, allocates the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon the Company’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered include an estimate of carrying costs during the expected lease-up periods taking into account current market conditions and costs to execute similar leases. The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, site improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases and above or below market value of debt assumed.

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

Tenant receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in other operating expenses on the accompanying consolidated and combined statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At December 30, 2011 and 2010, the Company had $631,000 and $605,000, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the year ended December 31, 2011, the period from April 28, 2010 to December 31, 2010, the period from January 1, 2010 to April 27, 2010 and the year ended December 31, 2009, $800,000, $348,000, $16,000 and $189,000, respectively, of receivables were charged to bad debt expense.

Non-controlling Interests

At December 31, 2011, non-controlling interest represented the portion of equity that the Company did not own in those entities it consolidates. Non-controlling interests also include OP Units not held by the Company.

In conjunction with the Formation Transactions, certain interests in the Predecessor were contributed in exchange for 641,062 OP Units. In addition, 764,343 OP Units were issued in March 2011 in connection with the acquisition of the Edwards Theatres property (see Note 3). OP Units not held by the Company are reflected as non-controlling interest in the Company’s consolidated financial statements. OP Units not held by the Company have redemption provisions that permit the issuer to settle in either cash or common stock on a one-for-one basis, at the option of the Company.

Concentration of Risk:

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the periods, the Company and ETP had deposits in excess of the FDIC insurance limit.

In the year ended December 31, 2011 and in the period from April 28, 2010 to December 31, 2010, no tenant accounted for more than 10% of the Company’s revenues. In the period from January 1, 2010 to April 27, 2010, one tenant accounted for 29.1% of the Predecessor’s revenues. In the year ended December 31, 2009, there were two tenants who each accounted for more than 10% of revenues. In 2009, the two tenants accounted for 25.9% and 11.8% of total revenues, respectively.

Management Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments:

The Company measures financial instruments and other items at fair-value where required under GAAP, but has elected not to measure any additional financial instruments and other items at fair-value as permitted under fair-value option accounting guidance.

Fair-value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, there is a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Although the Company has determined that the majority of the inputs used to value its derivatives classified as cash flow hedges fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its valuations related to derivatives classified as cash flow hedges in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 17).

Changes in the fair value of financial instruments (other than derivative instruments for which an effective hedging relationship exists) are recorded as a charge against earnings in the consolidated and combined statements of operations in the period in which they occur. The Company estimates the fair value of financial instruments at least quarterly based on current facts and circumstances, projected cash flows, quoted market prices, and other criteria. The Company may also utilize the services of independent third-party valuation experts to estimate the fair value of financial instruments, as necessary.

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

Recent Accounting Pronouncements:

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which amended Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The objective of this guidance is to eliminate diversity in the interpretation of pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date occurs following the first annual reporting period which commences after December 15, 2010. The guidance is required in interim and annual reporting periods. Early adoption is permitted. The Company’s adoption of this guidance effective January 1, 2011 did not have a material effect on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amended ASC Topic 220, Comprehensive Income. The objective of this guidance is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance requires that an entity present the components of net income, the components of other comprehensive income and the total of comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements. ASU 2011-05 is to be applied retrospectively for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The Company’s adoption of this guidance effective January 1, resulted in a change in the presentation of the Company’s consolidated financial statements, but did not have a material quantitative effect.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), to defer the effective date of the specific requirement in ASU 2011-05 to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All of the remaining provisions of ASU 2011-05, which are to be applied retrospectively, are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.

3. Acquisitions

The Company completed six acquisitions in the year ended December 31, 2011 (in thousands):

Property	Date Acquired	Location	Square Footage	Percent Leased
Edwards Theatres	March 11, 2011	San Marcos, CA	100,551	100.0%
Rite Aid(1)	March 22, 2011	Vestavia Hills, AL	11,180	100.0%
Gilroy Crossing	April 5, 2011	Gilroy, CA	325,431	99.6%
The Promenade	July 11, 2011	Scottsdale, AZ	433,538	97.1%
Anthem Highlands	December 1, 2011	Las Vegas, NV	118,763	82.2%
The Crossings of Spring Hill	December 19, 2011	Spring Hill, TN	219,841	97.7%

The following summary provides an allocation of purchase price for the 2011 acquisitions (dollars in thousands).

	Building	Land	Above Market Lease	Below Market Lease	In-Place Lease	Debt (Premium)/ Discount	Purchase Price
Edwards Theatres(2)	$13,600	$10,283	$—	$(405)	$3,109	$(437)	$26,150
Rite Aid(1)	1,474	550	—	—	347	—	2,371
Gilroy Crossing	39,890	22,520	620	(3,038)	8,442	—	68,434
The Promenade	47,202	51,024	4,500	(3,879)	11,178	—	110,025
Anthem Highlands	9,819	5,929	1,028	(186)	910	—	17,500
The Crossings of Spring Hill	23,196	5,103	106	(1,039)	3,634	—	31,000

Total	$135,181	$95,409	$6,254	$(8,547)	$27,620	$(437)	$255,480

Remaining useful life(4)			67	96	70	35

The following summary provides an allocation of purchase price for property acquisitions in 2010 (dollars in thousands).

	Building	Land	Above Market Lease	Below Market Lease	In-Place Lease	Debt (Premium)/ Discount	Purchase Price
Plaza at Rockwall	$21,247	$14,941	$78	$(2,306)	$6,791	$—	$40,751
Vestavia Hills City Center	18,955	7,806	1,346	(635)	5,917	—	33,389
Brandywine Crossing	18,621	20,047	752	(518)	5,532	—	44,434
Park West Place	37,991	41,287	4,102	(978)	10,098	—	92,500
Other Property Acquisitions	88,064	54,220	1,811	(2,666)	19,043	1,167	161,639

Total	$184,878	$138,301	$8,089	$(7,103)	$47,381	$1,167	$372,713

Remaining useful life(4)			86	122	105	76

(1)	Rite Aid is an outparcel to Vestavia Hills City Center and not considered to be a separate property. A gain of $937,000 was recognized on the acquisition of this property, which represented the difference between the fair value at the date of closing and the price paid.
(2)	In addition to the cash consideration paid in connection with the acquisition, 764,343 OP Units were issued with a fair value of $11.82 per unit at the time of issuance. These OP Units can be redeemed after one year for cash or, at the Company’s election, for shares of the Company’s common stock. If the redemption takes place in the second year after the acquisition and the price of shares of the Company’s common stock is less than $14.00 per share at the date of redemption, the Company must issue additional shares or cash for the difference. The Company originally recorded a liability of approximately $4.2 million within accounts payable and other liabilities on the accompanying consolidated balance sheets to reflect the estimated fair value of this redemption provision (see footnote 17 for a discussion of changes in the fair value of this liability after the initial acquisition).

(3)	The purchase price allocation for the acquisition of The Crossings of Spring Hill is preliminary as of December 31, 2011 and subject to adjustment within the measurement period in accordance with ASC 805.
(4)	Weighted-average remaining useful life (months) for recorded intangible assets and liabilities as of the date of acquisition.

The Company recorded revenues and net income for the year ended December 31, 2011 of approximately $13.1 million and $158,000, respectively, related to the 2011 acquisitions. The Company recorded revenues and net income for the year ended December 31, 2010 of approximately $12.5 million and $657,000 respectively, related to the 2010 acquisitions.

The following unaudited pro forma information for the years ended December 31, 2011 and 2010 has been prepared to reflect the incremental effect of the properties acquired in 2011 and 2010 as if such acquisitions had occurred on January 1, 2010 (in thousands).

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues	$69,094	$68,312
Net income	3,312	1,901

On January 23, 2012, the Company completed the acquisition of the Promenade Corporate Center, a commercial office property with approximately 256,000 square feet of gross leasable area located in Scottsdale, Arizona for a contractual purchase price excluding closing costs, of approximately $56.0 million. A portion of the purchase price was paid in shares of the Company’s common stock, based on a share price of $13.00 per share (for a total of 3,230,769 shares of common stock).

On February 17, 2012, the Company completed the acquisition of EastChase Market Center, a retail shopping center with approximately 181,000 square feet of gross leasable area located in Montgomery, Alabama for a contractual purchase price excluding closing costs, of approximately $24.7 million.

On February 29, 2012, the Company completed the acquisition of La Costa Towne Center, a retail shopping center with approximately 121,000 square feet of gross leasable area located in Carlsbad, California for a contractual purchase price excluding closing costs, of approximately $23.5 million.

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
In-place leases, net of accumulated amortization of $11.8 million and $4.7 million as of December 31, 2011 and 2010, respectively (with a weighted average remaining life of 83 and 101 months as of December 31, 2011 and 2010, respectively)	$44,356	$32,328

Above market leases, net of accumulated amortization of $2.6 million and $1.2 million as of December 31, 2011 and 2010, respectively (with a weighted average remaining life of 75 and 97 months as of December 31, 2011 and 2010, respectively)	11,056	7,803

Leasing commissions, net of accumulated amortization of $2.8 million and $1.6 million as of December 31, 2011 and 2010, respectively (with a weighted average remaining life of 113 and 151 months as of December 31, 2011 and 2010, respectively)	13,144	12,893

	$68,556	$53,024

Estimated amortization of lease intangible assets as of December 31, 2011 and for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2012	$14,532
2013	12,709
2014	10,252
2015	6,883
2016	4,334
Thereafter	19,846

Total	$68,556

Amortization expense recorded on the lease intangible assets for the year ended December 31, 2011, the period from April 28, 2010 to December 31, 2010, the period from January 1, 2010 to April 27, 2010 and the year ended December 31, 2009 was $14.2 million, $3.3 million, $152,000 and $677,000, respectively. Included in these amounts are $2.0 million, $353,000, $17,000 and $70,000, respectively, of amortization recorded against rental income in the Company and ETP’s combined statements of operations for above market leases.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Below market leases, net of accumulated amortization of $2.5 million and $1.2 million as of December 31, 2011 and 2010, respectively (with a weighted average remaining life of 106 and 121 months as of December 31, 2011 and 2010, respectively)	$13,843	$7,150

Amortization recorded on the lease intangible liabilities for the year ended December 31, 2011, the period from April 28, 2010 to December 31, 2010, the period from January 1, 2010 to April 27, 2010 and the year ended December 31, 2009 was $1.9 million, $495,000, $38,000 and $237,000, respectively. These amounts were recorded to rental income in the Company and ETP’s combined statements of operations.

Estimated amortization of lease intangible liabilities as of December 31, 2011 and for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2012	$2,260
2013	2,107
2014	1,898
2015	1,396
2016	1,020
Thereafter	5,162

Total	$13,843

6. Variable Interest Entities

Consolidated Variable Interest Entities

Included within the consolidated financial statement is the 50% joint venture with AB Dothan, LLC, that is deemed a VIE, and for which the Company is the primary beneficiary as it has the power to direct activities that most significantly impact the economic performance of the VIE. The joint venture’s activities principally consist of owning and operating a neighborhood retail center with 171,670 square feet of gross leasable area located in Dothan, Alabama.

In August 2011, the Company and its partner in the AB Dothan joint venture contributed additional funds to the joint venture in the amount of approximately $717,000 each pursuant to a capital call. The partner’s contribution was comprised of cash in the amount of approximately $130,000 and the conversion of a note payable from the joint venture to the Company’s partner with a principal balance of $535,000 and accrued interest of $52,000. The partner’s contribution is reflected as an increase within the non-controlling interest component of equity on the accompanying consolidated statement of equity.

As of December 31, 2011 and 2010, total carrying amount of assets was $16.5 million and $18.6 million, respectively, which includes $14.0 million and $8.3 million, respectively of real estate assets. As of December 31, 2011 and 2010, the total carrying amount of liabilities was approximately $14.6 million and $15.9 million, respectively.

Unconsolidated Variable Interest Entities

On December 9, 2010, the Company loaned $2.0 million to an unaffiliated borrower which has been identified as a VIE. The Company does not consolidate the VIE because it does not have the ability to control the activities that most significantly impact the VIE’s economic performance. See Note 7 for additional description of the nature, purpose and activities of the Company’s VIE and interests therein.

7. Mortgage Loan Receivable

On December 9, 2010, the Company loaned $2.0 million to an unaffiliated borrower. The proceeds were used to facilitate the land acquisition and development of a shopping center anchored by Publix in Brandon, Florida. The loan is secured with a second mortgage trust deed on the property and is personally guaranteed by members of the borrower. The loan bears interest at 8.0% per annum, with interest accruing and paid on a monthly basis. In connection with the loan, the Company also entered into a purchase and sale agreement to acquire this property upon completion of development, at the Company’s election. The loan matures on the earlier of April 2012 or upon the acquisition of the property (in which case the outstanding principal balance and accrued interest would reduce the purchase price due to the seller).

8. Mortgages Payable, net

Mortgages payable at December 31, 2011 and December 31, 2010 consist of the following (in thousands):

	Carrying Amount of Mortgage Notes
Property Pledged as Collateral	December 31, 2011	December 31, 2010	Contractual Interest Rate	Effective Interest Rate	Monthly Payment(1)	Maturity Date
Mariner’s Point(2)	$—	$3,482	7.10%	5.75%	25	2011
Five Forks Place	5,067	5,242	5.50%	5.50%	39	2013
Grant Creek Town Center	15,694	16,029	5.75%	5.75%	105	2013
Park West Place(3)	55,800	55,800	2.82%	3.91%	182	2013
Excel Centre	12,532	12,768	6.08%	6.08%	$85	2014
Merchant Central	4,560	4,647	5.94%	6.75%	30	2014
Edwards Theatres	12,174	—	6.74%	5.50%	95	2014
Gilroy Crossing	47,409	—	5.01%	5.01%	263	2014
The Promenade	51,359	—	4.80%	4.80%	344	2015
5000 South Hulen	13,876	14,086	5.60%	6.90%	83	2017
Rite Aid – Vestavia Hills	1,341	—	7.25%	7.25%	21	2018
Lowe’s, Shippensburg	13,840	14,147	7.20%	7.20%	110	2031
Northside Mall(4)	12,000	12,000	0.13%	1.13%	3	2035

	$245,652	$138,201
Less: discount(5)	(691)	(1,158)

Mortgage notes payable, net	$244,961	$137,043

(1)	Amount represents the monthly payment of principal and interest at December 31, 2011.
(2)	The loan, with an original maturity date of November 1, 2011, was voluntarily prepaid by the Company in September 2011 with no prepayment penalty or additional cost.
(3)	The loan bears interest at a rate of LIBOR plus 2.50% (interest rate of 2.82% at December 31, 2011). In December 2010, the Company entered into two interest rate swap contracts, which fix LIBOR at an average rate of 1.41% for the term of the loan.
(4)	The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.13% at December 31, 2011). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $114,000 at December 31, 2011 will be amortized as additional interest expense through November 2035.
(5)	Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below or above market interest rates and (b) underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the years ended December 31, 2011 and 2010 (all related to the Predecessor) and 2009 was $411,000, $106,000 and $282,000, respectively.

The Company’s mortgage debt matures as of December 31, 2012 and during the next five years is as follows (in thousands):

Year Ending December 31,	Amount
2012	$4,155
2013	80,070
2014	76,465
2015	46,986
2016	922
Thereafter	37,054

$245,652

9. Notes Payable

On June 3, 2011, the Company entered into a third amendment to its credit agreement, which provided an increase in borrowings available under its unsecured revolving credit facility from $125.0 million to $200.0 million, decreased the fees pertaining to the unused capacity and the applicable interest rate, and extended the maturity date. The Company has the ability from time to time to increase the size of the unsecured revolving credit facility by up to an additional $200.0 million to a total borrowing capacity of $400.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is July 7, 2014 and may be extended for one additional year at the Company’s option. The Company, among other things, is subject to covenants requiring the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt, (2) minimum fixed coverage ratios, (3) minimum amount of net worth, (4) dividend payment restrictions, and (5) certain investment limitations. At December 31, 2011, the Company believes that it was in compliance with all the covenants in the credit agreement.

The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on the Company’s leverage ratio. The Company also pays a 0.35% fee for any unused portion of the unsecured revolving credit facility. Borrowings from the unsecured revolving credit facility were $21.0 million at December 31, 2011 at an interest rate of 2.50%. The Company issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on the Company’s consolidated balance sheet. At December 31, 2011, there was approximately $92.1 million available for borrowing under the unsecured revolving credit facility.

On January 23, 2012, the Company entered into a fourth amendment to its credit agreement, which increased the maximum secured indebtedness ratio to 0.40 : 1.00 and modified certain other terms and conditions of the unsecured revolving credit facility.

In August 2011, the Company’s note payable from a consolidated joint venture to the Company’s partner in the amount of $535,000 and $52,000 of accrued interest were converted to capital pursuant to its inclusion in a capital contribution by the Company’s AB Dothan joint venture partner (see Note 6 above for additional discussion).

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

The calculation of diluted earnings per share for the year ended December 31, 2011 does not include unvested restricted common shares, contingently issuable shares (Note 3), or OP units as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. In addition, common shares issuable upon settlement of the conversion feature of the Series A preferred stock were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the year ended December 31, 2011. Computations of basic and diluted earnings per share for the year ended December 31, 2011 and the period from April 28, 2010 to December 31, 2010 were as follows (in thousands, except share data):

	Year Ended December 31, 2011	Period from April 28, 2010 to December 31, 2010
Basic earnings per share:
Loss from continuing operations	$(4,500)	$(4,955)
Preferred dividends	(3,228)	—
Allocation to participating securities	(628)	(31)
Loss from continuing operations attributable to non-controlling interests	166	189

Loss from continuing operations attributable to the common stockholders	$(8,190)	$(4,797)

Net loss attributable to the common stockholders	$(2,780)	$(3,725)
Allocation to participating securities	(628)	(31)

Net loss applicable to the common stockholders	$(3,408)	$(3,756)

Weighted-average common shares outstanding:
Basic and diluted	22,464,703	15,510,200

Basic and diluted earnings per share:
Loss from continuing operations per share attributable to the common stockholders	$(0.36)	$(0.31)
Income from discontinued operations per share attributable to the common stockholders	0.21	0.07

Net loss per share attributable to the common stockholders	$(0.15)	$(0.24)

On January 23, 2012, the Company completed the acquisition of the Promenade Corporate Center for a contractual purchase price excluding closing costs, of approximately $56.0 million (see Note 3). A portion of the purchase price was paid in shares of the Company’s common stock, resulting in the issuance of 3,230,769 shares that are not reflected in the above calculation of earnings per share for the year ended December 31, 2011.

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

During the years ended December 30, 2011 and 2010, the Company recorded no amounts in earnings attributable to hedge ineffectiveness. During the next twelve months, the Company estimates that $562,000 will be reclassified from other comprehensive income as an increase to interest expense.

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

As of December 31, 2011, the Company had the following outstanding interest rate swaps and other derivatives instruments (in thousands):

	Fair Value(1)		Current Notional Amount	Strike Rate	Expiration Date
Type of Derivative Instrument	December 31, 2011	December 31, 2010
Interest rate swaps(2)	$965	$388	$55,800	1.34% to 1.48%	December 2013
Other derivative instrument(3)	3,050	—			March 2013

Total derivative instruments	$4,015	$388

(1)	Fair value of derivative instruments does not include any related accrued interest payable to the counterparty.
(2)	The interest rate swaps are classified within accounts payable and other liabilities on the accompanying consolidated balance sheets.
(3)	The Company’s purchase agreement executed in connection with the acquisition of the Edwards Theatres property in March 2011 contained a provision determined to be an embedded derivative instrument. The embedded derivative provides a guaranteed fair value for the OP units provided to the sellers of the property if redeemed for shares of the Company’s common stock or cash, at the Company’s election, prior to March 2013. The fair value of the embedded derivative at each period is calculated through the use of a Monte Carlo valuation model based on the historical volatility and closing price of the Company’s common stock and a risk-free interest rate (see Note 17 for discussion of changes in the fair value of this derivative). The embedded derivative is classified within accounts payable and other liabilities in the accompanying consolidated balance sheets.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Statements of Operations for the years ended December 31, 2011 and 2010 (in thousands).

	Income Statement Impact of Derivatives in Cash Flow Hedging Relationships For the Year Ended December 31, 2011
	Amount of Gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative Instruments:
Interest rate swaps	$(1,221)	Interest expense	$(645)	Other income/expense	$—
Other derivatives	—	—	—	Changes in fair value of financial instruments	1,154

Total	$(1,221)		$(645)		$1,154

Derivative Instruments:
Interest rate swaps	$415	Interest expense	$26	Other income/expense	$—

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

If the Company had breached any of these provisions at December 31, 2011, it could have been required to settle its obligations under the agreements at their termination value. As of December 31, 2011, the termination value defined as the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was a liability of approximately $1.0 million. As of December 31, 2011, the Company has not posted any collateral related to these agreements.

Although the Company’s derivative contracts are subject to a master netting arrangement, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

12. Equity

The Company issued 15,000,000 shares in conjunction with the Offering resulting in net proceeds of approximately $194.6 million after deducting the underwriters’ discount and commissions and offering expenses. In conjunction with the Formation transaction, the Company also issued 507,993 shares of common stock and 641,062 OP Units. The Company has issued restricted stock awards to senior executives, directors and employees totaling 1,081,686 shares of common stock (net of forfeitures of 3,000 shares), which are included in the total shares of common stock outstanding as of December 31, 2011.

On January 28, 2011, the Company issued 2,000,000 shares of Series A preferred stock, with a liquidation preference of $25.00 per share. The Company pays cumulative dividends on the Series A preferred stock, when, as and if declared by the Company’s board of directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series A preferred stock is $1.75, payable quarterly in arrears on the 15th calendar day of each January, April, July and October of each year. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

The Series A preferred stock is convertible, at the holders’ option, at any time and from time to time, into common stock of the Company at an initial conversion rate of 1.6667 shares of common stock per share of Series A preferred stock, which is equivalent to an initial conversion price of $15.00 per share. The conversion price is subject to customary adjustments in certain circumstances. On or after April 1, 2014, the Company may, at its option, convert some or all of the Series A preferred stock if the closing price of the common stock equals or exceeds 140% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the notice of exercise of conversion is sent and the Company has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the Series A preferred stock. Net proceeds from this offering were approximately $47.7 million. The Company used the net proceeds of this offering to repay a portion of the outstanding indebtedness under its unsecured revolving credit facility.

On June 29, 2011, the Company completed the issuance of 14,375,000 shares of common stock, including the exercise of an overallotment option of 1,875,000 shares, resulting in net proceeds of approximately $149.9 million, after deducting the underwriters’ discount and commissions and offering expenses. A portion of the net proceeds of this offering were used to repay the outstanding indebtedness under the Company’s unsecured revolving credit facility, with the remainder intended to fund future acquisitions and for other general corporate and working capital purposes.

In August 2011, the Company announced that its board of directors had authorized a stock repurchase program under which the Company could acquire up to $30.0 million of its common stock in open market and negotiated purchases with no expiration date. As a result, the Company repurchased 674,866 shares of its common stock in August 2011 for an aggregate cost of approximately $6.7 million (including transaction costs) at a weighted average purchase price of $9.99 per share. The shares were subsequently retired by the Company.

On January 31, 2012, the Company completed the issuance of 3,680,000 shares of Series B preferred stock, with a liquidation preference of $25.00 per share, including the exercise of an overallotment option of 480,000 shares. The Company will pay cumulative dividends on the Series B preferred stock, when, as and if declared by the Company’s board of directors, from the date of original issue at a rate of 8.125% per annum. The annual dividend on each share of Series B preferred stock is $2.03125, payable quarterly in arrears on the 15th calendar day of January, April, July and October of each year, commencing on April 15, 2012. Holders of the Series B preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Net proceeds from this offering were approximately $88.9 million. The Company used the net proceeds of this offering to repay the outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes.

Consolidated net income is reported in the Company’s consolidated and combined financial statements at amounts that include the amounts attributable to both the common stockholders and the non-controlling interests. In conjunction with the Formation Transactions, certain interests in the Predecessor were contributed in exchange for 641,062 OP Units. In March 2011, the Company issued an additional 764,343 OP Units in connection with the acquisition of the Edwards Theatres property. OP Units not held by the Company are reflected as non-controlling interest in the Company’s consolidated and combined financial statements and included as equity. OP Units not held by the Company have redemption provisions that permit the Operating Partnership to settle in either cash or common stock at the option of the Operating Partnership, which have been further evaluated to determine that permanent equity classification on the balance sheet is appropriate.

The following table shows the vested ownership interests in the Operating Partnership as of December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	29,271,593	95.4%	15,512,755	96.0%
Non-controlling interest consisting of:
OP Units	1,405,405	4.6%	641,062	4.0%

Total	30,676,998	100.0%	16,153,817	100.0%

A charge/credit is recorded each period in the consolidated statements of income for the non-controlling interests’ proportionate share of the Company’s net income/(loss). Ownership interests held by the Company do not include unvested restricted stock.

On December 31, 2011, the Company accrued for a dividend of $4.8 million payable to the common stockholders of record as of December 31, 2011 and a distribution of $225,000 payable to the holders of OP Units, each of which was paid in January 2012.

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

The following shares of restricted common stock have been issued as of December 31, 2011:

Grant Data	Price at Grant Date	Number	Vesting Period (yrs.)
April 23, 2010(1)	$13.30	126,766	4
April 23, 2010(2)	$13.30	28,572	4
March 7, 2011(1)	$11.96	295,000	4
March 7, 2011(3)	$11.96	618,500	3
April 1, 2011 to December 31, 2011 (1)(2)(3)	$11.62-11.68	15,848	1-4

(1)	Shares issued to certain of the Company’s senior management and other employees. These shares vest over four years with 25% vesting on the first anniversary date of the grant date and the remainder vesting in equal quarterly installments thereafter.
(2)	Shares issued to members of the Company’s board of directors. These shares vest pro-rata over four years (2010 grants) and one year (2011 grants) in monthly installments.
(3)	Shares issued to certain of the Company’s senior management and other employees. These shares vest over three years depending on the Company’s common stock achieving certain market conditions. The Company calculated the fair value of the restricted common stock to be $8.87 per share on the date of grant with the assistance of independent valuation specialists. The corresponding compensation expense of approximately $5.5 million will be recognized utilizing a graded vesting method over the three-year period, as long as the recipients of the grants remain employed at the Company, regardless of whether the Company’s common stock satisfies the market conditions.

Shares of the Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Company’s restricted common stock have full voting rights and rights to dividends upon grant. During the year ended December 31, 2011, the Company recognized compensation expense of $4.5 million related to the restricted common stock grants ultimately expected to vest. During the period from April 28, 2010 to December 31, 2010, the Company recognized compensation expense of $357,000 related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures. Stock compensation expense is included in general and administrative in the Company’s accompanying consolidated statements of operations.

As of December 31, 2011 and 2010, there was $6.4 million and $1.7 million, respectively, of total unrecognized compensation expense related to the non-vested shares of the Company’s restricted common stock. As of December 31, 2011, this expense was expected to be recognized over a remaining period of 2.9 years.

	Number of Nonvested Shares of Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — January 1, 2010	—	$—
Granted — April 23, 2010	155,338	$13.30
Granted — March 7, 2011	913,500	$9.85
Granted — April 1, 2011 to December 31, 2011	15,848	$11.10
Forfeitures	(3,000)	$8.87
Vested	(63,466)	$13.24

Balance — December 31, 2011	1,018,220	$10.69

Expected to vest — December 31, 2011	1,018,220	$10.69

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount of their eligible compensation as determined by the Internal Revenue Service. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to 3.0% of eligible compensation and 50% of employee deferrals for the next 2.0% of eligible compensation, is fully vested and funded as of December 31, 2011. Costs related to the matching portion of the plan were approximately $90,000 and $33,000 for the year ended December 31, 2011 and for the period from April 28, 2010 to December 31, 2010, respectively. The Company did not provide matching contributions to employees for its 401(k) retirement plan prior to the Offering.

13. Discontinued Operations

On June 30, 2011, the Company sold the following properties as a portfolio, which were part of the Retail Properties segment (see Note 18):

	(in thousands)
Property	Sales Price	Gain on Sale	Date of Sale	Acquisition Date
Walgreens — Corbin (South)	$4,646	$510	6/30/2011	5/24/2010
Walgreens — Beckley	7,986	902	6/30/2011	6/17/2010
Walgreens — Barbourville	4,680	511	6/30/2011	5/24/2010
Walgreens — Princeton	4,493	458	6/30/2011	10/28/2010
Jewel-Osco	8,431	459	6/30/2011	5/14/2010
Shop’n Save (SuperValu)	9,395	1,136	6/30/2011	5/28/2010

Total	$39,631	$3,976

The results of operations for the above properties is reported as discontinued operations for all periods presented in the accompanying consolidated and combined statements of operations.

The following table summarizes the revenue and expense components that comprise income from discontinued operations (in thousands):

	The Company	The Company
	Year Ended December 31, 2011	Year Ended December 31, 2010
Total revenues	$1,459	$1,607
Total expenses	436	525

Income before non-controlling interest and gain on sale of real estate assets	1,023	1,082
Gain on sale of real estate assets	3,976	—
Non-controlling interest in discontinued operations	(217)	(41)

Income from discontinued operations available to common stockholders	$4,782	$1,041

14. Related Party Transactions

Prior to the Offering, Excel Realty Holdings, LLC, a company wholly-owned by Mr. Sabin (“ERH”), managed operations of ETP under various management agreements. Fees paid to ERH for property management services were $43,000 from January 1, 2010 to April 27, 2010 and $134,000 in the year ended December 31, 2009.

Subsequent to the Offering, many of the employees of ERH became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. For the year ended December 31, 2011 and for the period from April 28, 2010 to December 31, 2010, approximately $261,000 and $118,000, respectively, was reimbursed to the Company from ERH and included in other income in the consolidated statements of operations.

15. Income Taxes

The Company elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2010. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including the requirement that it distribute currently at least 90% of its REIT taxable income to its stockholders. It is the Company’s intention to comply with these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal, state or local income taxes on income it distributes currently (in accordance with the Code and applicable regulations) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, properties and operations and to federal income and excise taxes on its taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder. The income tax treatment for dividends was as follows:

	December 31, 2011		December 31, 2010
	Per Share	Percentage of Total	Per Share	Percentage of Total
Common stock:
Ordinary income	$0.3544	68.9%	$0.1306	100.0%
Capital gain	—	—	—	—
Return of capital	0.1600	31.1%	—	—

Total	$0.5144	100.0%	$0.1306	100.0%

	December 31, 2011		December 31, 2010
	Per Share	Percentage of Total	Per Share	Percentage of Total
Series A preferred stock:
Ordinary income	$1.2493	100.0%	—	—
Capital gain	—	—	—	—
Return of capital	—	—	—	—

Total	$1.2493	100.0%	—	—

The common and preferred stock dividend distributions made to holders of record as of December 31, 2011 and paid in 2012 were considered 2012 dividend distributions for federal income tax purposes.

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

Property Acquisitions:

In connection with the Company’s note receivable secured by real estate, the Company also entered into a purchase and sale agreement to acquire the property (see Note 7). The purchase price will be dependent upon leasing and net operating income of the property when and if acquired.

On December 22, 2011, the Company entered into a purchase agreement to acquire a retail shopping center with approximately 181,000 square feet of gross leasable area for a purchase price of approximately $24.7 million, excluding closing costs, subject to due diligence and other customary closing conditions.

On January 23, 2012, the Company completed the acquisition of the Promenade Corporate Center (located at the entrance of our retail shopping center), a commercial office property with approximately 256,000 square feet of gross leasable area located in Scottsdale, Arizona for a contractual purchase price excluding closing costs, of approximately $56.0 million (see Notes 3 and 10).

On February 17, 2012, the Company completed the acquisition of EastChase Market Center, a retail shopping center with approximately 181,000 square feet of gross leasable area located in Montgomery, Alabama for a contractual purchase price excluding closing costs, of approximately $24.7 million.

On February 29, 2012, the Company completed the acquisition of La Costa Towne Center, a retail shopping center with approximately 121,000 square feet of gross leasable area located in Carlsbad, California for a contractual purchase price excluding closing costs, of approximately $23.5 million.

Other:

The Company’s other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In management’s opinion, these matters are not expected to have a material adverse effect on its consolidated balance sheets or its consolidated and combined statements of operations or cash flows. In addition, the Company expects to incur approximately $7.2 million in construction costs on two development properties.

The Company has entered into a construction loan agreement in connection with construction activities at one of its development properties. The construction loan provides for borrowings of up to $18.0 million and bears interest at the rate of LIBOR plus a margin of 275 basis points, with a maturity date of March 1, 2013. The maturity date may be extended for each of two one-year extension periods, at the Company’s option and upon the satisfaction of conditions precedent. As of December 31, 2011, there were no outstanding borrowings on the construction loan.

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

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis and changes in the fair value for each reporting period (in thousands):

	Balance at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Interest rate swaps (see Note 11)	$965	$—	$965	$—
Contingent consideration related to business combinations(1)	1,613	—	—	1,613
Derivative instrument related to business combinations(2)	3,050	—	—	3,055
Investment in equity securities (see Note 2)	9,164	9,164	—	—

	Balance at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Interest rate swaps (see Note 11)	$388	$—	$388	$—
Contingent consideration related to business combinations(1)	2,438	—	—	2,438

(1)	Additional consideration was due the prior owners of two properties acquired in 2010 based on their ability to lease-up vacant space or sell a land parcel through a defined period following the acquisition date. Additional consideration in the amount of $391,000 relating to one of the two properties was paid in 2011. The remaining contingent consideration included in the balance of accounts payable and other liabilities in the accompanying consolidated balance sheet at December 31, 2011 represents approximately $1.6 million in earn-outs paid to a prior owner in January 2012. Changes to the Company’s initial estimates of the fair value of contingent consideration for the year ended December 31, 2011 as a result of a fewer number of executed lease or purchase agreements resulted in the recognition of a gain on changes in fair value of earn-outs of $434,000.
(2)	Amount reflects the fair value of a provision within a purchase agreement that provides a guaranteed redemption value for OP units provided to the sellers of a property acquired in March 2011 (see Note 3 for additional details). The Company has estimated the fair value of the embedded derivative instrument using a Monte Carlo valuation model based on the historical volatility and closing price of the Company’s common stock and a risk-free interest rate. This amount is included in accounts payable and other liabilities in the accompanying consolidated balance sheets, with changes in the fair value of the embedded derivative recorded as gain (loss) on changes in fair value of financial instruments in the consolidated statements of operations.

During the year ended December 31, 2011, a decrease of $1.6 million was recognized in the balance of financial instruments and earn-outs (liabilities) measured on a recurring basis using level three inputs (reflected in earnings) due to the Company’s updated analysis, actual leasing results, and an updated valuation as noted above. There were no changes in amounts measured on a recurring basis using level three inputs during the year ended December 31, 2010. There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to fair value measurements using level three inputs during the years ended December 31, 2011 and 2010.

The Company has not elected the fair value measurement option for any of its other financial assets or liabilities. The Company has estimated the fair value of its financial assets using a discounted cash flow analysis based on an appropriate market rate for a similar type of instrument. The Company has estimated the fair value of its financial liabilities by using either (1) a discounted cash flow analysis using an appropriate market discount rate for similar types of instruments, or (2) a present value model and an interest rate that includes a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The fair values of certain additional financial assets and liabilities at December 31, 2011 and 2010 are as follows (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loan receivable	$2,000	$2,000	$2,000	$2,000
Financial liabilities:
Mortgage notes payable(1)	245,652	248,597	137,043	139,141
Notes payable	21,000	20,661	85,384	87,200

(1)	Excluding debt premiums and discounts.

The fair value of mortgage notes payable at December 31, 2011 and December 31, 2010 was $248.6 million and $139.1 million, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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

The following table reconciles the Company and ETP’s segment activity to their combined results of operations for the year ended December 31, 2011, the periods from January 1, 2010 to April 27, 2010 and April 28, 2010 to December 31, 2010, and the year ended December 31, 2009.

	For the Year Ended December 31, 2011	For the Period from April 28, 2010 to December 31, 2010	For the Period from January 1, 2010 to April 27, 2010	For the Year Ended December 31, 2009
Office Properties:
Total revenues	$3,180	$2,349	$1,021	$3,196
Property operating expenses	712	437	212	656
General and administrative costs	1	—	5	22

Property net operating income, as defined	2,467	1,912	804	2,518
Depreciation and amortization	957	687	326	961
Interest expense	803	545	269	814
Interest income	—	—	—	4

Income from continuing operations	707	680	209	747
Income from discontinued operations	—	—	—	—

Net income	$707	$680	$209	$747

Retail Properties:
Total revenues	$52,047	$11,962	$547	$1,794
Property operating expenses	12,701	2,909	167	573
General and administrative costs	12,772	7,095	3	23

Property net operating income, as defined	26,574	1,958	377	1,198
Depreciation and amortization	22,333	5,590	216	1,084
Interest expense	12,378	3,147	214	545
Interest income	297	166	—	2
Gain on acquisition of real estate and sale of land parcel	1,479	978	—	—
Changes in fair value of financial instruments	1,154	—	—	—

Loss from continuing operations	(5,207)	(5,635)	(53)	(429)
Income from discontinued operations	4,999	1,082	—	—

Net loss	$(208)	$(4,553)	$(53)	$(429)

Total Reportable Segments:
Total revenues	$55,227	$14,311	$1,568	$4,990
Property operating expenses	13,413	3,346	379	1,229
General and administrative expenses	12,773	7,095	8	45

Property net operating income, as defined	29,041	3,870	1,181	3,716
Depreciation and amortization	23,290	6,277	542	2,045
Interest expense	13,181	3,692	483	1,359
Interest income	297	166	—	6
Gain on acquisition of real estate and sale of land parcel	1,479	978	—	—
Changes in fair value of financial instruments	1,154	—	—	—

(Loss) income from continuing operations	(4,500)	(4,955)	156	318
Income from discontinued operations	4,999	1,082	—	—

Net income (loss)	$499	$(3,873)	$156	$318

Reconciliation to Consolidated and Combined Net Income Attributable to the Common Stockholders and Controlling Interest of the Predecessor:
Total net (loss) income for reportable segments	499	(3,873)	156	318
Net (income) loss attributable to non-controlling interests	(51)	148	(290)	(75)

Net income (loss) attributable to Excel Trust, Inc. and controlling interests of the Predecessor	$448	$(3,725)	$(134)	$243

The following table shows the Company’s consolidated total assets by segment activity at December 31, 2011 and 2010 (in thousands).

	December 31,	December 31,
	2011	2010
Assets:
Office Properties:
Total assets	$15,562	$16,081
Retail Properties:
Total assets	672,109	425,007

Total Reportable Segments and Consolidated Assets:
Total assets	$687,671	$441,088

19. Supplemental Financial Information

The following represents the results of operations, expressed in thousands, except per share amounts for each quarter during the years ended 2011 and 2010. The sum of the quarterly financial data may vary from the annual data due to rounding (unaudited) (in thousands, except per share data):

2011	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$10,479	$12,789	$15,383	$16,576
Gain on acquisition of real estate and sale of land parcel	937	—	—	542
Changes in fair value of financial instruments	—	512	(596)	1,238
Income from discontinued operations	516	4,483	—	—
Net (loss) income attributable to the common stockholders	(632)	1,061	(2,612)	(597)
Loss from continuing operations per share-basic and diluted	(0.07)	(0.20)	(0.09)	(0.03)
Net loss per share-basic and diluted	$(0.04)	$0.06	$(0.09)	$(0.03)

		Period from
2010	Mar. 31(1)	Apr. 1 to Apr. 27(1)	Apr. 28 to Jun. 30(2)	Sep. 30(2)	Dec. 31(2)
Revenues	$1,220	$348	$1,336	$4,617	$8,358
Gain on acquisition of real estate (see note 3)	—	—	—	—	978
Income from discontinued operations	—	—	169	440	472
Net income/(loss) attributable to the common stockholders	12	(145)	(1,752)	(1,100)	(873)
Loss from continuing operations per share-basic and diluted			(0.12)	(0.10)	(0.09)
Net loss per share-basic and diluted			$(0.11)	$(0.07)	$(0.06)

(1)	Represents results of the Predecessor.
(2)	Some amounts may have changed from quarterly data previously reported to reflect discontinued operations resulting from the sale of six properties in June 2011 (see Note 13).

EXCEL TRUST INC. AND

EXCEL TRUST INC. PREDECESSOR

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

		Additions	Deductions	Adjustments
	Balance at Beginning of Year	Charged to Bad Debt Expense	Accounts Receivable Written-off’	Accounts Receivable Assumed	Balance at End of Year
Allowance for bad debts:
Year ended December 31, 2011	$605	$800	$(774)	$—	$631

Period from April 28, 2010 to December 31, 2010	$69	$348	$(88)	$276	$605

Period from January 1, 2010 to April 27, 2010	$58	$16	$(5)	$—	$69

Year ended December 31, 2009	$175	$189	$(306)	$—	$58

EXCEL TRUST INC. AND

EXCEL TRUST INC. PREDECESSOR

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Carrying Amount as of the Close of Period
Properties	Encum- brances	Land	Building & Improve- ments	Land	Building & Improve- ments	Land	Building & Improve- ments	TOTAL	Accumlated Depre- ciation	Total Cost Net of Depre- ciation	Year Acquired
The Promenade	$51,359	$51,025	$47,202	$—	$36	$51,025	$47,238	$98,263	$(882)	$97,381	2011
Park West Place	55,800	41,287	37,991	—	694	41,287	38,685	79,972	(1,738)	78,234	2010
Gilroy Crossing	47,409	22,520	39,903	—	53	22,520	39,956	62,476	(1,167)	61,309	2011
Brandywine Crossing	—	20,047	18,620	—	554	20,047	19,174	39,221	(963)	38,258	2010
Plaza at Rockwall	—	14,935	21,247	—	10,042	14,382	31,289	45,671	(1,312)	44,359	2010
Vestavia Hills City Center(1)	1,341	8,356	20,429	—	1,183	8,356	21,612	29,968	(1,032)	28,936	2010/2011
The Crossings of Spring Hill	—	5,103	23,196	—	—	5,103	23,196	28,299	—	28,299	2011
Edwards Theatres	12,174	10,283	13,600	—	—	10,283	13,600	23,883	(499)	23,384	2011
Rosewick Crossing	—	12,024	10,499	—	—	12,024	10,499	22,523	(619)	21,904	2010
Excel Centre	12,532	1,095	10,716	—	5,279	1,095	15,995	17,090	(3,781)	13,309	2004
5000 South Hulen	13,876	2,230	16,514	—	31	2,230	16,545	18,775	(1,047)	17,728	2010
Grant Creek Town Center	15,694	6,805	13,116	—	36	6,805	13,152	19,957	(827)	19,130	2010
Lowes	13,840	6,774	8,986	—	—	6,774	8,986	15,760	(480)	15,280	2010
Anthem Highlands	—	5,929	9,819	—	—	5,929	9,819	15,748	(32)	15,716	2011
Shops at Foxwood	—	4,680	6,889	—	21	4,680	6,910	11,590	(268)	11,322	2010
Northside Plaza	12,000	6,477	893	—	6,799	6,477	7,692	14,169	(208)	13,961	2010
Five Forks Place	5,067	1,796	6,874	—	(38)	1,796	6,836	8,632	(1,588)	7,044	2005
Mariner’s Point	—	1,950	4,220	—	24	1,950	4,244	6,194	(240)	5,954	2010
Newport Town Center	—	1,586	6,571	—	(104)	1,586	6,467	8,053	(1,237)	6,816	2007
Merchant Central	4,560	1,059	4,298	—	1	1,059	4,299	5,358	(248)	5,110	2010
Walgreens (North Corbin)	—	710	2,383	—	—	710	2,383	3,093	(126)	2,967	2010
Red Rock Commons	—	10,823	—	—	16,735	10,823	16,735	27,558	—	27,558	2007

	$245,652	$237,494	$323,966	$—	$41,346	$236,941	$365,312	$602,253	$(18,294)	$583,959

(1)	Includes the 2011 Rite Aid acquisition, which is an outparcel to Vestavia Hills City Center.

The following is a reconciliation of total real estate carrying value and related accumulated depreciation for the years ended December 31:

	2011	2010	2009
Real Estate:
Balance, beginning of period	$373,472	$46,350	$40,740
Dispositions	(35,655)	—	—
Acquisitions and additions	264,436	327,122	5,610

Balance, end of period	$602,253	$373,472	$46,350

Accumulated Depreciation:
Balance, beginning of period	$(8,360)	$(4,481)	$(3,098)
Dispositions	918	—	—
Acquisitions and additions	(10,852)	(3,879)	(1,383)

Balance, end of period	$(18,294)	$(8,360)	$(4,481)

The Company’s Federal Tax Basis at December 31, 2011 was approximately $635.2 million.

EXCEL TRUST INC.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

December 31, 2011

(Dollars in thousands)

Type	Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Term	Face Amount of Mortgage	Carrying Amount of Mortgage
Mortgage loan	Retail	Brandon, FL	8%	April 2012	Interest only	$2,000	$2,000

						$2,000	$2,000

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b) , we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. We have used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that our internal control over financial reporting operated effectively as of December 31, 2011.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes that occurred during the fourth quarter of the year covered by this report in our internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed with the SEC relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed with the SEC relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed with the SEC relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed with the SEC relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed with the SEC relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed with the SEC relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed with the SEC relating to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Excel Trust, Inc. (1)

3.2	Amended and Restated Bylaws of Excel Trust, Inc. (1)

3.3	Articles Supplementary Classifying 7.00% Series A Cumulative Convertible Perpetual Preferred Stock of Excel Trust, Inc. (2)

3.4	Articles Supplementary Classifying 8.125% Series B Cumulative Redeemable Preferred Stock of Excel Trust, Inc. (3)

4.1	Form of Certificate for Common Stock of Excel Trust, Inc. (1)

4.2	Specimen Certificate for 7.00% Series A Cumulative Convertible Perpetual Preferred Stock of Excel Trust, Inc. (2)

4.3	Specimen Certificate for 8.125% Series B Cumulative Redeemable Preferred Stock of Excel Trust, Inc. (3)

10.1	Second Amended and Restated Agreement of Limited Partnership of Excel Trust, L.P. (3)

10.2	Registration Rights Agreement, dated May 4, 2010, by and among Excel Trust, Inc., Excel Trust, L.P. and the persons named therein. (4)

10.3	Registration Rights Agreement, dated as of January 28, 2011, by and among Excel Trust, Inc., Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. (2)

10.4	Contribution Agreement (common stock) between Excel Trust, Inc. and Gary B. Sabin dated as of December 24, 2009. (1)

10.5	Contribution Agreement (common stock) between Excel Trust, Inc. and additional contributors dated as of December 24, 2009. (1)

10.6	Contribution Agreement (operating partnership units) between Excel Trust, L.P. and Gary B. Sabin dated as of December 24, 2009. (1)

10.7	Contribution Agreement (operating partnership units) between Excel Trust, L.P. and James Y. Nakagawa dated as of December 24, 2009. (1)

10.8	Contribution Agreement (operating partnership units) between Excel Trust, L.P. and S. Eric Ottesen dated as of December 24, 2009. (1)

10.9	Contribution Agreement (operating partnership units) between Excel Trust, L.P. and Mark T. Burton dated as of December 24, 2009. (1)

10.10	Form of Contribution Agreement (operating partnership units) between Excel Trust, L.P. and additional contributors dated as of December 24, 2009. (1)

10.11	First Amendment to Contribution Agreement (common stock) between Excel Trust, Inc. and Gary B. Sabin dated as of April 21, 2010. (1)

10.12	First Amendment to Contribution Agreement (common stock) between Excel Trust, Inc. and additional contributor dated as of April 21, 2010. (1)

10.13	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and Gary B. Sabin dated as of April 21, 2010. (1)

10.14	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and James Y. Nakagawa dated as of April 21, 2010. (1)

Exhibit Number	Description

10.15	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and S. Eric Ottesen dated as of April 21, 2010. (1)

10.16	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and Mark T. Burton dated as of April 21, 2010. (1)

10.17	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and additional contributor dated as of April 21, 2010. (1)

10.18	2010 Equity Incentive Award Plan. (5)

10.19	Excel Trust, Inc. and Excel Trust, L.P. Incentive Bonus Plan. (4)

10.20	Form of Restricted Stock Award Agreement under the 2010 Equity Incentive Award Plan (Time-Based Vesting). (6)

10.21	Form of Restricted Stock Award Agreement under the 2010 Equity Incentive Award Plan (Performance-Based Vesting). (6)

10.22	Form of Indemnification Agreement between Excel Trust, Inc. and each of its directors and officers. (1)

10.23	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Gary B. Sabin. (7)

10.24	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Spencer G. Plumb. (7)

10.25	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and James Y. Nakagawa. (7)

10.26	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Mark T. Burton. (7)

10.27	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and S. Eric Ottesen. (7)

10.28	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Gary B. Sabin. (6)

10.29	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and James Y. Nakagawa. (6)

10.30	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and S. Eric Ottesen. (6)

10.31	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Spencer G. Plumb. (6)

10.32	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Mark T. Burton. (6)

10.33	Credit Agreement, dated July 8, 2010, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, Wells Fargo Securities, LLC and KeyBanc Capital Markets, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Administrative Agent, KeyBank National Association, as Syndication Agent, PNC Capital Markets, LLC and U.S. Bank National Association as Documentation Agents, and certain other lenders party thereto. (8)

10.34	First Amendment to Credit Agreement, dated September 8, 2010, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. (9)

10.35	Second Amendment to Credit Agreement, dated December 3, 2010, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. (9)

Exhibit Number	Description

10.36	Third Amendment to Credit Agreement, dated June 3, 2011, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. (10)

10.37*	Fourth Amendment to Credit Agreement, dated January 23, 2012, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.

10.38	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 6, 2010, between CNLRS Rockwall, L.P. and Excel Trust, L.P. (4)

10.39	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated May 19, 2010, between CNLRS Rockwall, L.P. and Excel Trust, L.P. (4)

10.40	Loan Purchase Agreement dated August 30, 2010 between Propst Vestavia LLC and Excel Vestavia LLC. (Vestavia Hills City Center) (11)

10.41	Release Agreement and Covenant Not to Sue dated August 30, 2010 among AIG Baker Vestavia, L.L.C., AIG/Baker Partnership and Excel Vestavia LLC.(Vestavia Hills City Center) (11)

10.42	Purchase and Sale Agreement and Joint Escrow Instructions dated September 3, 2010 between Faison-Brandywine, LLC and Excel Trust, L.P.(Brandywine Crossing) (12)

10.43	Purchase and Sale Agreement and Joint Escrow Instructions dated September 3, 2010 between Faison-Rosewick, LLC and Excel Trust, L.P.(Rosewick Crossing) (12)

10.44	Purchase and Sale Agreement and Joint Escrow Instructions dated September 23, 2010.(Park West Place) (13)

10.45	Purchase and Sale Agreement and Joint Escrow Instructions between Lakha Properties — Gilroy LLC and Excel Trust, L.P. dated December 9, 2010. (Gilroy Crossing) (14)

10.46	Purchase and Sale Agreement and Joint Escrow Instructions dated March 21, 2011 between Pacific Promenade, LLC and Excel Trust, L.P. (6)

10.47*	Purchase and Sale Agreement and Joint Escrow Instructions dated October 25, 2011 between Levine Investments Limited Partnership and Excel Trust, L.P., as amended.

21.1*	List of Subsidiaries of Excel Trust, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated herein by reference to Excel Trust, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-164031), filed with the Securities and Exchange Commission on December 24, 2009.
(2)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2011.
(3)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.
(4)	Incorporated herein by reference to Excel Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 4, 2010.
(5)	Incorporated herein by reference to Excel Trust, Inc.’s Registration Statement on Form S-8 (File No. 333-166267) filed with the Securities and Exchange Commission on April 23, 2010.
(6)	Incorporated herein by reference to Excel Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011.
(7)	Incorporated herein by reference to Excel Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010.
(8)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2010.
(9)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2010.
(10)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011.
(11)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010.
(12)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2010.
(13)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2010.
(14)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

EXCEL TRUST, INC.

/S/ GARY B. SABIN
Gary B. Sabin
Chief Executive Officer (Principal Executive Officer)

/S/ JAMES Y. NAKAGAWA
James Y. Nakagawa
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: March 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY B. SABIN Gary B. Sabin	Chairman of the Board of Directors	March 1, 2012

/S/ SPENCER G. PLUMB Spencer G. Plumb	Director	March 1, 2012

/S/ MARK T. BURTON Mark T. Burton	Director	March 1, 2012

/S/ BRUCE G. BLAKLEY Bruce G. Blakley	Director	March 1, 2012

/S/ BURLAND B. EAST III Burland B. East III	Director	March 1, 2012

/S/ ROBERT E. PARSONS, JR. Robert E. Parsons, Jr.	Director	March 1, 2012

/S/ WARREN R. STALEY Warren R. Staley	Director	March 1, 2012