Form 10-Q
period 2012-03-31
Excel Trust, Inc.
filed 2012-05-03
CIK 1478950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares outstanding as of May 2, 2012 of the registrant’s common stock, $0.01 par value per share: 33,641,501 shares

PART 1 — FINANCIAL INFORMATION

EXCEL TRUST, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I	Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets of Excel Trust, Inc. as of March 31, 2012 (unaudited) and December 31, 2011	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of Excel Trust, Inc. for the three months ended March 31, 2012 and 2011 (unaudited)	4

	Condensed Consolidated Statements of Equity of Excel Trust, Inc. for the three months ended March 31, 2012 and 2011 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows of Excel Trust, Inc. for the three months ended March 31, 2012 and 2011 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements of Excel Trust, Inc. (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II	Other Information	37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

Signatures		39

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS:

Property:
Land	$253,999	$236,941
Buildings	372,622	287,226
Site improvements	39,649	28,257
Tenant improvements	32,214	28,517
Construction in progress	11	21,312
Less accumulated depreciation	(22,287)	(18,294)

Property, net	676,208	583,959
Cash and cash equivalents	9,225	5,292
Restricted cash	4,165	3,680
Tenant receivables, net	3,588	4,174
Lease intangibles, net	71,088	68,556
Mortgage loan receivable	2,000	2,000
Deferred rent receivable	3,722	2,997
Other assets	18,162	17,013

Total assets	$788,158	$687,671

LIABILITIES AND EQUITY:

Liabilities:
Mortgages payable, net	$243,906	$244,961
Notes payable	—	21,000
Accounts payable and other liabilities	17,784	21,080
Lease intangibles, net	16,759	13,843
Dividends/distributions payable	7,650	5,801

Total liabilities	286,099	306,685

Equity:

Stockholders’ equity
Preferred stock, 50,000,000 shares authorized Series A preferred stock;7.0% cumulative convertible perpetual preferred stock, $50,000,000 liquidation preference ($25.00 per share), 2,000,000 shares issued and outstanding, at March 31, 2012 and December 31, 2011	47,703	47,703
Series B Preferred stock; 8.125% cumulative redeemable preferred stock, $92,000,000 liquidation preference ($25.00 per share), 3,680,000 and 0 shares issued and outstanding, at March 31, 2012 and December 31, 2011, respectively	88,710	—
Common stock, $.01 par value, 200,000,000 shares authorized; 33,641,501 and 30,289,813 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	335	302
Additional paid-in capital	353,061	319,875
Cumulative deficit	(2,839)	(3,277)

	486,970	364,603
Accumulated other comprehensive loss	(807)	(811)

Total stockholders’ equity	486,163	363,792
Non-controlling interests	15,896	17,194

Total equity	502,059	380,986

Total liabilities and equity	$788,158	$687,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenues:
Rental revenue	$16,153	$8,476
Tenant recoveries	3,267	1,899
Other income	360	104

Total revenues	19,780	10,479
Expenses:
Maintenance and repairs	1,322	639
Real estate taxes	2,065	1,135
Management fees	191	117
Other operating expenses	829	766
General and administrative	3,502	2,650
Depreciation and amortization	8,279	4,160

Total expenses	16,188	9,467

Net operating income	3,592	1,012
Interest expense	(3,674)	(2,565)
Interest income	53	40
Gain on acquisition of real estate and sale of land parcel	—	937
Changes in fair value of financial instruments and gain on OP unit redemption	462	—

Income (loss) from continuing operations	433	(576)
Income from discontinued operations	—	516

Net income (loss)	433	(60)
Net loss attributable to non-controlling interests	5	31

Net income (loss) attributable to Excel Trust, Inc.	438	(29)
Preferred stock dividends	(2,121)	(603)

Net loss attributable to the common stockholders	$(1,683)	$(632)

Loss from continuing operations per share attributable to the common stockholders - basic and diluted	(0.06)	(0.07)
Net loss per share attributable to the common stockholders - basic and diluted	$(0.06)	$(0.04)

Weighted-average common shares outstanding - basic and diluted	31,761	15,513

Dividends declared per common share	$0.1625	$0.14

Net income (loss)	$433	$(60)
Other comprehensive income (loss):
Change in unrealized gain on investment in equity securities	32	—
Gain on sale of equity securities (reclassification adjustment)	(11)	—
Change in unrealized loss on interest rate swaps	(16)	220

Comprehensive income	438	160
Comprehensive (income) loss attributable to non-controlling interests	4	22

Comprehensive income attributable to Excel Trust, Inc.	$442	$182

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Dollars in thousands)

(Unaudited)

	Series A Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Deficit	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
		Shares	Amount
Balance at January 1, 2011	$—	15,663,331	$156	$191,453	$(3,725)	$(373)	$187,511	$9,099	$196,610
Net proceeds from sale of preferred stock	47,628	—	—	—	—	—	47,628	—	47,628
Issuance of restricted common stock awards	—	913,500	9	(9)	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	451	—	—	451	—	451
Common stock dividends	—	—	—	(2,320)	—	—	(2,320)	—	(2,320)
Issuance of non-controlling interests	—	—	—	—	—	—	—	9,035	9,035
Distributions to non-controlling interests	—	—	—	—	—	—	—	(113)	(113)
Net income	—	—	—	—	(29)	—	(29)	(31)	(60)
Preferred stock dividends	—	—	—	(603)	—	—	(603)	—	(603)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	211	211	9	220

Balance at March 31, 2011	$47,628	16,576,831	$165	$188,972	$(3,754)	$(162)	$232,849	$17,999	$250,848

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Deficit	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2012	$47,703	$—	30,289,813	$302	$319,875	$(3,277)	$(811)	$363,792	$17,194	$380,986
Net proceeds from sale of preferred stock	—	88,710	—	—	—	—	—	88,710	—	88,710
Issuance of restricted common stock awards	—	—	5,000	—	—	—	—	—	—	—
Redemption of OP units for common stock	—	—	115,919	1	1,369	—	—	1,370	(1,440)	(70)
Issuance of common stock for acquisition	—	—	3,230,769	32	39,076	—	—	39,108	—	39,108
Noncash amortization of share-based compensation	—	—	—	—	785	—	—	785	—	785
Common stock dividends	—	—	—	—	(5,467)	—	—	(5,467)	—	(5,467)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(310)	(310)
Net income	—	—	—	—	—	438	—	438	(5)	433
Preferred stock dividends	—	—	—	—	(2,121)	—	—	(2,121)	—	(2,121)
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	20	20	1	21
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	(16)	(16)	—	(16)
Adjustment for non-controlling interest	—	—	—	—	(456)	—	—	(456)	456	—

Balance at March 31, 2012	$47,703	$88,710	33,641,501	$335	$353,061	$(2,839)	$(807)	$486,163	$15,896	$502,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash flows from operating activities:
Net income (loss)	$433	$(60)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,279	4,369
Gain on acquisition of real estate	—	(937)
Changes in fair value of financial instruments and gain on OP unit redemption	(462)	—
Deferred rent receivable	(751)	(371)
Amortization of above and below market leases	(227)	44
Amortization of deferred balances	483	234
Bad debt expense	247	204
Share-based compensation expense	785	451
Change in assets and liabilities:
Tenant and other receivables	365	(97)
Other assets	(1,074)	(59)
Accounts payable and other liabilities	(513)	2,718

Net cash provided by operating activities	7,565	6,496

Cash flows from investing activities:
Acquisitions of property, development and property improvements	(64,107)	(8,339)
Capitalized leasing costs	(789)	(239)
Proceeds from sale of equity securities	1,289	—
Restricted cash	(485)	2,170

Net cash used in investing activities	(64,092)	(6,408)

Cash flows from financing activities:
Issuance of preferred stock	89,102	48,425
Preferred stock offering costs	(392)	(797)
Payments on mortgages payable	(1,066)	(298)
Payments on notes payable	(40,500)	(47,549)
Borrowings from notes payable	19,500	—
Distribution to non-controlling interests	(101)	—
Preferred stock dividends	(875)	—
Common stock and OP unit dividends/distributions	(5,073)	(1,957)
Deferred financing costs	(135)	(482)

Net cash provided (used) by financing activities	60,460	(2,658)

Net increase (decrease)	3,933	(2,570)
Cash and cash equivalents, beginning of period	5,292	6,525

Cash and cash equivalents, end of period	$9,225	$3,955

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized of $110 and $20	$2,945	$1,961

Non-cash investing and financing activity:

Acquisition of real estate for common shares and OP units	$39,108	$9,035

Assumption of net mortgage debt in connection with property acquisitions	$—	$14,269

Assets received in connection with property acquisitions	$772	$693

Liabilities assumed in connection with property acquisitions	$385	$3,835

Dividends/distributions payable	$7,797	$3,036

Accrued additions to operating and development properties	$593	$858

Change in unrealized loss on interest rate swaps	$16	$220

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization:

Excel Trust, Inc. was incorporated in the State of Maryland on December 15, 2009. On April 28, 2010, it commenced operations after completing its initial public offering (the “Offering”). Excel Trust, Inc. is a vertically integrated, self-administered, self-managed real estate firm with the principal objective of acquiring, financing, developing, leasing, owning and managing community and power centers, grocery anchored neighborhood centers and freestanding retail properties. It conducts substantially all of its business through its subsidiary, Excel Trust, L.P. a Delaware limited partnership (the “Operating Partnership” and together with Excel Trust, Inc. referred to as the “Company”). The Company seeks investment opportunities throughout the United States, but focuses on the Northeast, Northwest and Sunbelt regions. The Company generally leases anchor space to national and regional supermarket chains, big-box retailers and select national retailers that frequently offer necessity and value oriented items and generate regular consumer traffic.

The Company is the sole general partner of the Operating Partnership and, as of March 31, 2012, owned a 96.2% interest in the Operating Partnership. The remaining 3.8% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units (“OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value, due to their short term maturities.

Restricted Cash:

Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements.

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities are deferred rents in the amount of $2.8 million and $3.0 million at March 31, 2012 and December 31, 2011, respectively.

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

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of cash rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income was increased by $751,000 and $371,000 in the three months ended March 31, 2012 and 2011, respectively, due to the straight-line rent adjustment.

Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other operating expenses are recognized as revenues in the period the applicable expenses are incurred or as specified in the leases. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenue on a straight-line basis over the term of the related leases.

Property:

Costs incurred in connection with the development or construction of properties and improvements are capitalized. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and related costs and other direct costs incurred during the period of development. The Company capitalizes costs on land and buildings under development until construction is substantially complete and the property is held available for occupancy. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with any remaining portion under construction. During the three months ended March 31, 2012, the Company reclassified the majority of construction in progress costs relating to two non-operating properties into the corresponding buildings, site improvements and tenant improvements financial statement line items upon substantial completion of development activities.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed:

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment considers expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense, expected to result from the long-lived asset’s use and eventual disposition. The Company’s evaluation as to whether an impairment may exist, including estimates of future anticipated cash flows, are highly subjective and could differ materially from actual results in future periods. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Although the Company’s strategy is to hold its properties over a long-term period, if the strategy changes or market conditions dictate that the sale of properties at an earlier date would be preferable, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less cost to sell.

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

Investments in equity securities, which are included in other assets on the accompanying condensed consolidated balance sheets, consisted of the following:

	March 31, 2012	December 31, 2011
Equity securities, initial cost basis	$7,793	$9,072
Gross unrealized gains	116	138
Gross unrealized losses	(3)	(46)

Equity securities, fair value(1)	$7,906	$9,164

(1)

Determination of fair value is classified as Level 1 in the fair value hierarchy based on the use of quoted prices in active markets (see section entitled “Fair Value of Financial Instruments” that follows herein).

The fair value of some of the Company’s investments in equity securities is less than the initial cost basis due to a decrease in their respective stock prices since the initial purchase. However, the Company has the ability and intent to retain the investments for a period of time sufficient to allow for an anticipated recovery in market value. The Company will continue to periodically evaluate whether an other-than-temporary impairment exists for any investment when the fair value is less than the initial cost basis.

During the three months ended March 31, 2012, the Company sold 52,129 shares of preferred stock (including 20,093 shares of preferred stock redeemed by the issuing company) based on a specific identification of the shares sold, resulting in net proceeds of approximately $1.3 million and the recognition of a gain on sale of approximately $11,000, which is included in other income in the accompany condensed consolidated statements of operations.

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through March 31, 2012, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized to general and administrative expense ratably over the requisite service period for awards that include only service or performance vesting conditions and utilizing a graded vesting method (an accelerated vesting method in which the majority of compensation expense is recognized in earlier periods) for awards that include one or more market vesting conditions, adjusted for anticipated forfeitures.

Purchase Accounting:

The Company, with the assistance of independent valuation specialists, allocates the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon the Company’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered include an estimate of carrying costs during the expected lease-up periods taking into account current market conditions and costs to execute similar leases. The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, site improvements and leasing costs are based upon current market replacement costs and other relevant market rate information. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in place leases, the value of in place leases and above or below market value of debt assumed.

The value allocable to the above or below market component of the acquired in place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term, and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in lease intangible assets, net in our accompanying condensed consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values are included in lease intangible liabilities, net in the Company’s accompanying condensed consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.

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

Tenant receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowance is charged to bad debt expense which is included in other operating expenses on the accompanying condensed consolidated statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At March 31, 2012 and December 31, 2011, the Company had $576,000 and $631,000, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the three months ended March 31, 2012 and 2011, $247,000 and $204,000, respectively, of receivables were charged to bad debt expense.

Non-controlling Interests

At March 31, 2012 and December 31, 2011, non-controlling interest represented the portion of equity that the Company did not own in those entities it consolidates. Non-controlling interests also include OP units not held by the Company. In conjunction with the Company’s formation transactions, interests in four properties were contributed in exchange for 641,062 OP units. In addition, 764,343 OP units were issued in March 2011 in connection with the acquisition of the Edwards Theatres property (see Note 3).

During the three months ended March 31, 2012, a total of 121,852 OP units related to the Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of 115,919 shares of common stock and a cash payment of $336,000. The OP units were redeemed for common stock on a one-to-one basis, with additional common stock and cash consideration provided as a result of the accompanying additional redemption obligation that guaranteed consideration equal to $14.00 per OP unit on the date of redemption (see Note 3).

OP units not held by the Company are reflected as non-controlling interests in the Company’s consolidated financial statements. The OP units not held by the Company may be redeemed by the holder for cash. The Company, at its option, may satisfy the redemption obligation with common stock on a one-for-one basis.

Concentration of Risk

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the periods, the Company had deposits in excess of the FDIC insurance limit.

In the three months ended March 31, 2012 and 2011, no tenant accounted for more than 10% of revenues.

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

Although the Company has determined that the majority of the inputs used to value its derivatives classified as cash flow hedges fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2012, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its valuations related to derivatives classified as cash flow hedges in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 17).

Changes in the fair value of financial instruments (other than derivative instruments for which an effective hedging relationship exists) are recorded as a charge against earnings in the condensed consolidated statements of operations in the period in which they occur. The Company estimates the fair value of financial instruments at least quarterly based on current facts and circumstances, projected cash flows, quoted market prices, and other criteria. The Company may also utilize the services of independent third-party valuation experts to estimate the fair value of financial instruments, as necessary.

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

Recent Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Boardissued Accounting Standards Update (“ASU”) No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amended Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. The objective of this guidance is to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The guidance further explains how to measure fair value, but does not require additional fair value measurements. ASU 2011-04 is to be applied prospectively for fiscal years and interim periods within those years beginning after December 15, 2011. The Company’s adoption of this guidance effective January 1, 2012 resulted in additional disclosures in the notes to the Company’s consolidated financial statements, but did not have a material quantitative effect.

3. Acquisitions:

The Company completed three acquisitions in the three months ended March 31, 2012 (in thousands):

Property	Date Acquired	Location	Square Footage	Percent Leased at Acquisition	Debt Assumed
Promenade Corporate Center	January 23, 2012	Scottsdale, AZ	256,176	83.4%	$—
EastChase Market Center	February 17, 2012	Montgomery, AL	181,431	98.9%	—
La Costa Town Center	February 29, 2012	Carlsbad, CA	121,429	81.7%	—

The following summary provides an allocation of purchase price for the above acquisitions (in thousands).

	Building	Land	Above Market Lease	Below Market Lease	In-Place Lease	Debt Premium/(Discount)	Purchase Price
Promenade Corporate Center(1)	$44,465	$4,477	$781	$(749)	$3,279	$—	$52,253
EastChase Market Center(2)	19,372	4,184	357	(1,029)	1,766	—	24,650
La Costa Town Center(2)	15,078	8,396	88	(2,112)	2,050	—	23,500

Total	$78,915	$17,057	$1,226	$(3,890)	$7,095	$—	$100,403

Remaining useful life(3)			43	69	49	—

(1)

The purchase price of $52.3 million noted above reflects $13.9 million in cash paid and the issuance of 3,230,769 shares of common stock with a fair value of approximately $39.1 million based on a closing price of $12.11 per share on the date of acquisition. The purchase price is net of an asset recorded by the Company in the amount of $772,000 (included in other assets on the accompanying consolidated balance sheets) to reflect the estimated fair value of funds expected to be received from escrow in connection with master lease agreements executed at the time of acquisition. Monthly master lease payments will commence upon the expiration of two existing leases in June 2012 and February 2013 (with terms through May 2013 and January 2015, respectively) unless the related spaces are released with base rents equaling or exceeding the master lease payments. In addition, the seller has agreed to reimburse the Company for any expenditures resulting from tenant improvements or leasing commissions related to the spaces to the extent that funds remain available pertaining to the master lease agreements. See Note 17 for a discussion of changes in the fair value of this asset after the initial acquisition.

(2)

The purchase price allocations for the acquisitions of the EastChase Market Center and La Costa Town Center properties are preliminary as of March 31, 2012 and subject to adjustment within the measurement period in accordance with ASC Topic 805, Business Combinations.

(3)	Weighted-average remaining useful life (months) for recorded intangible assets and liabilities as of the date of acquisition.

The following summary provides an allocation of purchase price for property acquisitions that were completed in the three months ended March 31, 2011 (in thousands):

	Building	Land	Above Market Lease	Below Market Lease	In-Place Lease	Debt Premium/(Discount)	Purchase Price
Edwards Theatres(1)	$13,600	$10,283	$—	$(405)	$3,109	$(437)	$26,150
Rite Aid(2)	1,474	550	—	—	347	—	2,371

Total	$15,074	$10,833	$—	$(405)	$3,456	$(437)	$28,521

(1)

In addition to the cash consideration paid in connection with the acquisition, 764,343 OP units were issued with a fair value of $11.82 per unit at the time of issuance. These OP units can be redeemed beginning in March 2012 for cash or, at the Company’s election, for shares of the Company’s common stock. If the redemption takes place during the period from March 2012 through March 2013 and the price of shares of the Company’s common stock is less than $14.00 per share at the date of redemption, the Company must issue additional shares or cash for the difference. The Company originally recorded a liability of approximately $4.2 million within accounts payable and other liabilities on the accompanying condensed consolidated balance sheets to reflect the estimated fair value of this redemption provision (see footnote 17 for a discussion of changes in the fair value of this liability and OP unit redemptions occurring after the initial acquisition).

(2)

Rite Aid is an outparcel to Vestavia Hills City Center. A gain of $937,000 was recognized on the acquisition of this property, which represented the difference between the fair value at the date of closing and the price paid.

The Company recorded revenues and net income for the three months ended March 31, 2012 of approximately $1.6 million and $172,000, respectively, related to the 2012 acquisitions. The Company recorded revenues and net income for the three months ended March 31, 2011 of approximately $129,000 and $876,000 respectively, related to the 2011 acquisitions.

The following unaudited pro forma information for the three months ended March 31, 2012 and 2011 has been prepared to reflect the incremental effect of the properties acquired in 2012 and 2011 as if such acquisitions had occurred on January 1, 2011 (in thousands).

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revenues	$20,873	$13,663
Net income(1)	608	193

(1)

Pro forma results for the three months ended March 31, 2012 were adjusted to exclude non-recurring acquisition costs of approximately $162,000 related to the 2012 acquisitions. The pro forma results for the three months ended March 31, 2011 were adjusted to include these costs. The 2012 acquisitions were funded primarily by proceeds from the Series B preferred stock offering (discussed in Note 12 below). However, pro forma net income for the three months ended March 31, 2011 is not adjusted for this funding as the assumed Series B preferred stock quarterly dividends of approximately $1.9 million are not included in the determination of net income (included only as a reduction of net income (loss) attributable to the common stockholders).

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
In-place leases, net of accumulated amortization of $14.5 million and $11.8 million as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 77 and 83 months as of March 31, 2012 and December 31, 2011, respectively)	$46,215	$44,356

Above market leases, net of accumulated amortization of $2.9 million and $2.6 million as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 72 and 75 months as of March 31, 2012 and December 31, 2011, respectively)	11,535	11,056

Leasing commissions, net of accumulated amortization of $3.4 million and $2.8 million as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 109 and 113 months as of March 31, 2012 and December 31, 2011, respectively)	13,338	13,144

	$71,088	$68,556

Estimated amortization of lease intangible assets as of March 31, 2012 and for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2012 (remaining nine months)	$12,624
2013	14,220
2014	11,318
2015	7,529
2016	4,833
Thereafter	20,564

Total	$71,088

Amortization expense recorded on the lease intangible assets for the three months ended March 31, 2012 and 2011 was $4.9 million and $2.4 million, respectively. Included in these amounts are $747,000 and $337,000, respectively, of amortization of above market lease intangible assets recorded against rental income.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
Below market leases, net of accumulated amortization of $3.1 million and $2.5 million as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 98 and 106 months as of March 31, 2012 and December 31, 2011, respectively)	$16,759	$13,843

Amortization recorded on the lease intangible liabilities for the three months ended March 31, 2012 and 2011 was $974,000 and $293,000, respectively. These amounts were recorded to rental income in the Company’s condensed consolidated statements of operations.

Estimated amortization of lease intangible liabilities as of March 31, 2012 and for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2012 (remaining nine months)	$2,229
2013	2,738
2014	2,503
2015	1,959
2016	1,558
Thereafter	5,772

Total	$16,759

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

As of March 31, 2012 and December 31, 2011, total carrying amount of assets was approximately $16.4 million and $16.5 million, respectively, which includes approximately $13.8 million and $14.0 million, respectively, of real estate assets. As of both March 31, 2012 and December 31, 2011, the total carrying amount of liabilities was approximately $14.6 million.

Unconsolidated Variable Interest Entities

On December 9, 2010, the Company loaned $2.0 million to an unaffiliated borrower which has been identified as a VIE. The Company does not consolidate the VIE because it does not have the ability to control the activities that most significantly impact the VIE’s economic performance. See Note 7 for an additional description of the nature, purposes and activities of the Company’s VIE and interests therein.

7. Mortgage Loan Receivable

On December 9, 2010, the Company loaned $2.0 million to an unaffiliated borrower. The proceeds were used to facilitate the land acquisition and development of a shopping center anchored by Publix in Brandon, Florida. The loan is secured with a second mortgage trust deed on the property and is personally guaranteed by members of the borrower. The loan bears interest at 8.0% per annum, with interest accruing and paid on a monthly basis. In connection with the loan, the Company also entered into a purchase and sale agreement to acquire this property upon completion of development, at the Company’s election. The loan matures on the earlier of June 2012 (as extended pursuant to a loan modification agreement executed in March 2012) or upon the acquisition of the property (in which case the outstanding principal balance and accrued interest would reduce the purchase price due to the seller).

8. Mortgages Payable, net

Mortgages payable at March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	Carrying Amount of Mortgage Notes		Contractual Interest Rate	Effective Interest Rate	Monthly Payment(1)	Maturity Date
Property Pledged as Collateral	March 31, 2012	December 31, 2011
Five Forks Place	$5,021	$5,067	5.50%	5.50%	$39	2013
Grant Creek Town Center	15,607	15,694	5.75%	5.75%	105	2013
Park West Place(2)	55,800	55,800	2.75%	3.91%	182	2013
Excel Centre	12,471	12,532	6.08%	6.08%	85	2014
Merchant Central	4,537	4,560	5.94%	6.75%	30	2014
Edwards Theatres	12,096	12,174	6.74%	5.50%	95	2014
Gilroy Crossing	47,218	47,409	5.01%	5.01%	263	2014
The Promenade	50,949	51,359	4.80%	4.80%	344	2015
5000 South Hulen	13,822	13,876	5.60%	6.90%	83	2017
Rite Aid — Vestavia Hills	1,303	1,341	7.25%	7.25%	21	2018
Lowe’s, Shippensburg	13,760	13,840	7.20%	7.20%	110	2031
Northside Mall(3)	12,000	12,000	0.20%	1.20%	3	2035

	$244,584	$245,652
Less: discount(4)	(678)	(691)

Mortgage notes payable, net	$243,906	$244,961

(1)	This represents the monthly payment of principal and interest at March 31, 2012.

(2)

The loan bears interest at a rate of LIBOR plus 2.50% (interest rate of 2.75% at March 31, 2012). In December 2010, the Company entered into interest rate swap contracts, which fix LIBOR at an average of 1.41% for the term of the loan.

(3)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.20% at March 31, 2012). The interest rate on the bonds is currently priced off of the Securities Industry and Financial

Markets Association, or SIFMA, index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $113,000 at March 31, 2012 will be amortized as additional interest expense through November 2035.

(4)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below or above market interest rates and (b) underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the three months ended March 31, 2012 and 2011 was $110,000 and $20,000, respectively.

The Company’s mortgage debt maturities at March 31, 2012 and during the next five years are as follows (in thousands):

Year Ending December 31,	Amount
2012 (remaining nine months)	$3,083
2013	80,072
2014	76,467
2015	46,986
2016	922
Thereafter	37,054

$244,584

9. Notes Payable

The Company’s unsecured revolving credit facility has a borrowing capacity of $200.0 million, which may be increased from time to time up to an additional $200.0 million for a total borrowing capacity of $400.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is July 7, 2014 and may be extended for one additional year at the Company’s option. The Company, among other things, is subject to covenants requiring the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt and (2) minimum fixed coverage ratios. On January 23, 2012, the Company entered into a fourth amendment to its credit agreement, which increased the maximum secured indebtedness ratio to 40% of total asset value (as defined in the credit agreement) and modified certain other terms and conditions of the unsecured revolving credit facility. At March 31, 2012, the Company believes that it was in compliance with all the covenants in the credit agreement.

The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on the Company’s leverage ratio. The Company will also pay a 0.35% fee for any unused portion of the unsecured revolving credit facility. Borrowings from the unsecured revolving credit facility were $0 at March 31, 2012. The Company issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on the Company’s condensed consolidated balance sheet. At March 31, 2012, there was approximately $133.2 million available for borrowing under the unsecured revolving credit facility.

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

The calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011 does not include unvested restricted common shares, contingently issuable shares (Note 3), or OP units as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. In addition, common shares issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Stock were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three months ended March 31, 2012 and 2011. Computations of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 (in thousands, except share data) were as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Basic earnings per share:
Income (loss) from continuing operations	$433	$(576)
Preferred dividends	(2,121)	(603)
Allocation to participating securities	(152)	(59)
Loss from continuing operations attributable to non-controlling interests	5	40

Loss from continuing operations attributable to the common stockholders	$(1,835)	$(1,198)

Net loss attributable to the common stockholders	$(1,683)	$(632)
Allocation to participating securities	(152)	(59)

Net loss applicable to the common stockholders	$(1,835)	$(691)

Weighted-average common shares outstanding:
Basic and diluted	31,761,446	15,513,370

Basic and diluted earnings per share:
Loss from continuing operations per share attributable to the common stockholders	$(0.06)	$(0.07)
Income from discontinued operations per share attributable to the common stockholders	—	0.03

Net loss per share attributable to the common stockholders	$(0.06)	$(0.04)

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

During the three months ended March 31, 2012, the Company recorded no amounts in earnings attributable to hedge ineffectiveness. During the next twelve months, the Company estimates that an additional $608,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of March 31, 2012, the Company had the following outstanding interest rate swaps and other derivatives instruments (in thousands):

	Fair Value(1)		Current Notional Amount	Strike Rate	Expiration Date
Type of Derivative Instrument	March 31, 2012	December 31, 2011
Interest rate swaps(2)	$981	$965	$55,800	1.34% to 1.48%	December 2013
Other derivative instrument(3)	2,322	3,050			March 2013

Total derivative instruments	$3,303	$4,015

(1)	Fair value of derivative instruments does not include any related accrued interest payable to the counterparty.

(2)	The interest rate swaps are classified within accounts payable and other liabilities on the accompanying condensed consolidated balance sheets.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Income Statement Impact of Derivative Instruments For the Three Months Ended March 31, 2012
	Amount of Unrealized Gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative instruments:
Interest rate swaps	$(173)	Interest expense	$(157)	Other income/expense	$—
Other derivatives	—	—	—	Changes in fair value of financial instruments and gain on OP unit redemption	462

Total	$(173)		$(157)		$462

	Income Statement Impact of Derivative Instruments For the Three Months Ended March 31, 2011
	Amount of Unrealized Gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative instruments:
Interest rate swaps	$69	Interest expense	$(152)	Other income/expense	$—

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

If the Company had breached any of these provisions at March 31, 2012, it could have been required to settle its obligations under the agreements at their termination value. As of March 31, 2012, the termination value defined as the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was a liability of approximately $1.0 million. As of March 31, 2012, the Company has not posted any collateral related to these agreements.

Although the Company’s derivative contracts are subject to a master netting arrangement, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

12. Equity

The Company has issued restricted stock awards to senior executives, directors and employees totaling 1,086,686 shares of common stock (net of forfeitures of 3,000 shares), which are included in the total shares of common stock outstanding as of March 31, 2012.

As of March 31, 2012, the Company had outstanding 2,000,000 shares of 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (“Series A preferred stock”), with a liquidation preference of $25.00 per share. The Company pays cumulative dividends on the Series A preferred stock when, as and if declared by the Company’s Board of Directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series A preferred stock is $1.75, payable quarterly in arrears on the 15th calendar day of January, April, July and October of each year. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

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

The Company’s Board of Directors has authorized a stock repurchase program under which the Company may acquire up to $30.0 million of its common stock in open market and negotiated purchases with no expiration date. Through March 31, 2012, the Company has repurchased 674,866 shares of its common stock for an aggregate cost of approximately $6.7 million (including transaction costs) at a weighted average purchase price of $9.99 per share. The shares were subsequently retired by the Company.

On January 31, 2012, the Company completed the issuance of 3,680,000 shares of 8.125% Series B preferred stock (“Series B preferred stock”), with a liquidation preference of $25.00 per share, including the exercise of an overallotment option of 480,000 shares. The Company pays cumulative dividends on the Series B preferred stock, when, as and if declared by the Company’s board of directors, at a rate of 8.125% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series B preferred stock is $2.03125, payable quarterly in arrears on the 15th calendar day of January, April, July and October of each year. Holders of the Series B preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Net proceeds from this offering were approximately $88.7 million. The Company used the net proceeds of this offering to repay the outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes.

On March 9, 2012, the Company entered into equity distribution agreements (the “2012 Equity Distribution Agreements”) with four sales agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through, at its discretion, any of the sales agents. The sales of common stock made under the 2012 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). During the three months ended March 31, 2012, no shares were issued under any of the 2012 Equity Distribution Agreements.

Consolidated net income is reported in the Company’s condensed consolidated financial statements at amounts that include the amounts attributable to both the common stockholders and the non-controlling interests. In conjunction with the Company’s formation transactions, interests in four properties were contributed in exchange for 641,062 OP units. In March 2011, the Company issued an additional 764,343 OP units in connection with the acquisition of the Edwards Theatres property. During the three months ended March 31, 2012, a total of 121,852 OP units related to the Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of an additional 115,919 shares of common stock and the payment of approximately $336,000 to one former unitholder (see Note 17 for further discussion).

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

The following table shows the vested ownership interests in the Operating Partnership as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	32,703,460	96.2%	29,271,593	95.4%
Non-controlling interest consisting of:
OP units	1,283,553	3.8%	1,405,405	4.6%

Total	33,987,013	100.0%	30,676,998	100.0%

A charge/credit is recorded each period in the consolidated statements of income for the non-controlling interests’ proportionate share of the Company’s net income (loss). Ownership interests held by the Company do not include unvested restricted stock.

2010 Equity Incentive Award Plan

The Company has established the 2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (the “2010 Plan”), pursuant to which the Company’s Board of Directors or a committee of its independent directors may make grants of stock options, restricted stock, stock appreciation rights and other stock-based awards to its non-employee directors, employees and consultants. The maximum number of shares of the Company’s common stock that may be issued pursuant to the 2010 Plan is 1,350,000 (of which 263,314 shares of common stock remain available for issuance as of March 31, 2012).

The following shares of restricted common stock were issued during the three months ended March 31, 2012:

Grant Data	Price at Grant Date	Number	Vesting Period (yrs.)
Three months ended March 31, 2012 (1)	$12.42	5,000	4

(1)

Shares issued to certain of the Company’s employees. These shares vest over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in equal quarterly installments thereafter.

Shares of the Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Company’s restricted common stock have full voting rights and rights to dividends upon grant. During the three months ended March 31, 2012 and 2011, the Company recognized compensation expense of $785,000 and $451,000, respectively; related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures. Stock compensation expense is included in general and administrative in the Company’s accompanying condensed consolidated statements of operations.

As of March 31, 2012 and December 31, 2011, there was approximately $5.7 million and $6.4 million, respectively; of total unrecognized compensation expense related to the non-vested shares of the Company’s restricted common stock. As of March 31, 2012, this expense was expected to be recognized over a weighted-average remaining period of 2.8 years.

	Number of Unvested Shares of Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance - January 1, 2012	1,018,220	$10.69
Grants	5,000	$12.42
Forfeitures	—	$—
Vested	(85,179)	$12.11

Balance - March 31, 2012	938,041	$10.04

Expected to vest - March 31, 2012	938,041	$10.04

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount of their eligible compensation as determined by the Internal Revenue Service. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to 3.0% of eligible compensation and 50% of employee deferrals for the next 2.0% of eligible compensation, is fully vested and funded as of March 31, 2012. Costs related to the matching portion of the plan were approximately $27,000 and $20,000, respectively; for the three months ended March 31, 2012 and 2011.

13. Discontinued Operations

On June 30, 2011, the Company sold the following properties as a portfolio, which was part of the Retail Properties segment (see Note 18):

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

The results of operations for the above properties is reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. The following table summarizes the revenue and expense components that comprise income from discontinued operations (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Total revenues	$—	$734
Total expenses	—	218

Income before non-controlling interest	—	516
Non-controlling interest in discontinued operations	—	(9)

Income from discontinued operations available to common stockholders	$—	$507

14. Related Party Transactions

Subsequent to the Offering, many of the employees of Excel Realty Holdings, LLC (“ERH”) became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. In the three months ended March 31, 2012 and 2011, approximately $68,000 and $52,000, respectively, was reimbursed to the Company from ERH and included in other income in the consolidated statements of operations.

15. Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the taxable year ended December 31, 2010. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including the requirement that it distribute currently at least 90% of its REIT taxable income to its stockholders. It is the Company’s intention to comply with these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal, state or local income taxes on income it distributes currently (in accordance with the Code and applicable regulations) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, properties and operations and to federal income and excise taxes on its taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

16. Commitments and Contingencies

Litigation:

The Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against it which if determined unfavorably, would have a material effect on its condensed consolidated financial position, results of operations or cash flows.

Environmental Matters:

The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at its properties, the Company is not currently aware of any environmental liability with respect to its properties that would have a material effect on its condensed consolidated balance sheets, results of operations or cash flows. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that it believes would require additional disclosure or the recording of a loss contingency.

Property Acquisitions:

In connection with the Company’s note receivable secured by real estate, the Company also entered into a purchase and sale agreement to acquire the property at its election (see Note 7). The purchase price will be dependent upon leasing and net operating income of the property when and if acquired.

On February 16, 2012, the Company entered into a purchase agreement to acquire a retail shopping center with approximately 178,000 square feet of gross leasable area located in Peoria, Arizona. The purchase price for the retail shopping center, excluding closing costs, is approximately $41.8 million and includes the assumption of a mortgage note in the amount of approximately $28.3 million with an interest rate of 6.1%. The acquisition of this property is subject to due diligence and other customary closing conditions.

Other

The Company’s other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In management’s opinion, these matters are not expected to have a material adverse effect on its condensed consolidated balance sheets, results of operations or cash flows. In addition, the Company expects to incur approximately $7.0 million in construction costs on two non-operating properties (primarily related to leasing commissions and final tenant build-outs).

The Company has entered into a construction loan agreement in connection with construction activities at one of its development properties. The construction loan provides for borrowings of up to $18.0 million, which bears interest at the rate of LIBOR plus a margin of 275 basis points, with a maturity date of March 1, 2013. The maturity date may be extended for each of two one-year extension periods, at the Company’s option and upon the satisfaction of conditions precedent. As of March 31, 2012, there were no outstanding borrowings on the construction loan.

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

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis and changes in the fair value for each reporting period (in thousands):

	Balance at March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Interest rate swaps (see Note 11)	$981	$—	$981	$—
Contingent consideration related to business combinations(1)	772	—	—	772
Derivative instrument related to business combinations (see Note 11)(2)	2,322	—	—	2,322
Investment in equity securities (see Note 2)	7,906	7,906	—	—

	Balance at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fair value measurements on a recurring basis:
Interest rate swaps (see Note 11)	$965	$—	$965	$—
Contingent consideration related to business combinations(3)	1,613	—	—	1,613
Derivative instrument related to business combinations (see Note 11)(2)	3,050	—	—	3,050
Investment in equity securities (see Note 2)	9,164	9,164	—	—

(1)

Amount reflects the fair value of funds expected to be received pursuant to master lease agreements executed in connection with the Promenade Corporate Center acquisition. The Company has estimated the fair value of the asset based on its expectations of the probability of leasing or releasing spaces within the term of the master lease agreements and corresponding estimates for time required to lease, lease rates and funds required for tenant improvements and lease commissions. This amount has been included in other assets in the accompanying consolidated balance sheets, with subsequent changes in the fair value of the asset recorded as a gain (loss) in earnings in the period in which the change occurs.

(2)

Amount reflects the fair value of a provision within a purchase agreement that provides a guaranteed redemption value for OP units provided to the sellers of a property acquired in March 2011 (see Note 3 for additional details). The Company has estimated the fair value of the embedded derivative instrument using a Monte Carlo valuation model based on the historical volatility and closing price of the Company’s common stock and a risk-free interest rate. This amount is included in accounts payable and other liabilities in the accompanying consolidated balance sheets, with changes in the fair value of the embedded derivative recorded as gain (loss) on changes in fair value of financial instruments and gain on OP unit redemption in the consolidated statements of operations.

During the three months ended March 31, 2012, 121,852 OP units were tendered to the Company for redemption, resulting in the issuance of 115,919 shares of common stock and a cash payment of approximately $336,000. The Company has recognized the acquisition of non-controlling interests based on the fair value of shares issuable in connection with the one-for-one redemption right available to all holders of OP units. In addition, a gain of approximately $174,000 was recognized as a result of the excess of the fair value of the guarantee over the fair value of the consideration required to settle. In total, the Company recognized an increase in additional paid in capital and common stock, par value, of approximately $1.4 million. The Company also recognized an additional gain of $288,000 in changes in fair value of financial instruments and gain on OP unit redemption in the consolidated statements of operations as a result of an updated valuation of the remaining provision.

(3)

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

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2012 (in thousands):

	Contingent Consideration Related to Business Combinations	Derivative Instruments Related to Business Combinations
Beginning balance, January 1, 2012	$1,613	$3,050
Total gains:
Included in earnings	—	(462)
Purchases, issuances, or settlements(1)	(841)	(266)

Ending balance, March 31, 2012	$772	$2,322

(1)

The change of $841,000 for contingent consideration related to business combinations during the three months ended March 31, 2012 is comprised of (1) a decrease in the balance due to the payment of approximately $1.6 million in earn-outs in January 2012 and (2) an increase in the balance due to the recognition of a master lease asset of $772,000 related to the acquisition of the Promenade Corporate Center property. The total change of $728,000 for derivative instruments related to business combinations is comprised of (1) $440,000 due to a redemption of OP units related to the acquisition of the Edwards Theatres property (which includes a gain of $174,000 that is included in earnings) and a gain of $288,000 that is included in earnings related to the change in the fair value of the derivative liability for the three months ended March 31, 2012.

There were no changes in amounts measured on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011. There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to fair value measurements using level three inputs during the three months ended March 31, 2012 and 2011.

The following table provides quantitative disclosure about significant unobservable inputs related to financial assets and liabilities measured on a recurring basis (Level 3 of the fair value hierarchy) as of March 31, 2012:

	Fair Value at March 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Contingent consideration related to business combinations(1)	$772	Cash flow	Tenant improvement allowance Lease commission TI construction period	$12.00/sf 6.0 2 months	%
Derivative instrument related to business combinations(2)	$2,322	Monte Carlo	Share volatility Expected term Risk free rate	46.0 0.9 years 0.2	% %

(1)

The significant unobservable inputs used in the fair value measurement of the master lease agreement asset are any estimated tenant improvement allowances, leasing commissions and the construction periods associated with projected new leasing. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for market lease rates is accompanied by a directionally similar change in the assumption used for tenant improvement allowances and/or leasing commissions.

(2)

The significant unobservable inputs used in the fair value measurement of the redemption provision are share volatility, risk-free rate and expected term. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the share volatility is reflective of changes in the underlying fair value of the Company’s common stock and those of peer companies utilized in the analysis (Level 1 of the fair value hierarchy), which could significantly affect the estimated fair value of the underlying derivative instrument.

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

The fair values of certain additional financial assets and liabilities at March 31, 2012 and December 31, 2011 (fair value measurements categorized as Level 3 of the fair value hierarchy) are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Mortgage loan receivable	$2,000	$2,000	$2,000	$2,000
Financial liabilities:
Mortgage notes payable(1)	243,906	249,753	245,652	248,597
Notes payable	—	—	21,000	20,661

18. Segment Disclosure

The Company’s reportable segments consist of the two types of commercial real estate properties for which management internally evaluates operating performance and financial results: Office Properties and Retail Properties. The Company was formed for the primary purpose of owning and operating Retail Properties. As such, administrative costs after the Offering are shown under the Retail Properties segment. The Retail Properties operating segment also includes undeveloped land which the Company intends to develop into retail properties.

The Company evaluates the performance of the operating segments based upon property net operating income. “Property Net Operating Income” is defined as operating revenues (rental revenue and tenant recoveries) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses). The Company also evaluates interest expense, interest income and depreciation and amortization by segment. Corporate general and administrative expense, interest expense related to corporate indebtedness and other non-recurring gains or losses are reflected within the Retail Properties operating segment as this constitutes the Company’s primary business objective and represents the majority of its operations. There is no intersegment activity.

The following tables reconcile the Company’s segment activity to its condensed consolidated results of operations and financial position for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Office Properties:
Total revenues	$1,832	$822
Property operating expenses	(598)	(169)

Property net operating income, as defined	1,234	653
General and administrative	(67)	—
Depreciation and amortization	(794)	(241)
Interest expense	(198)	(199)
Interest income	—	—

Income from continuing operations	175	213
Income from discontinued operations	—	—

Net income	$175	$213

Retail Properties:
Total revenues	$17,948	$9,657
Property operating expenses	(3,809)	(2,488)

Property net operating income, as defined	14,139	7,169
General and administrative	(3,435)	(2,650)
Depreciation and amortization	(7,485)	(3,919)
Interest expense	(3,476)	(2,366)
Interest income	53	40
Gain on acquisition of real estate	—	937
Changes in fair value of financial instruments and gain on OP unit redemption	462	—

Income (loss) from continuing operations	258	(789)
Income from discontinued operations	—	516

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Net income (loss)	$258	$(273)

Total Reportable Segments:
Total revenues	$19,780	$10,479
Property operating expenses	(4,407)	(2,657)

Property net operating income, as defined	15,373	7,822
General and administrative	(3,502)	(2,650)
Depreciation and amortization	(8,279)	(4,160)
Interest expense	(3,674)	(2,565)
Interest income	53	40
Gain on acquisition of real estate	—	937
Gain on changes in fair value of financial instruments and gain on OP unit redemption	462	—

(Loss) income from continuing operations	433	(576)
Income from discontinued operations	—	516

Net (loss) income	$433	$(60)

Attributable to Controlling Interest:
Income (loss) attributable to Excel Trust, Inc.	$433	$(60)
Net loss (income) attributable to non-controlling interests in operating partnership	71	2
Net income attributable to non-controlling interests in consolidated joint ventures	(66)	29

Net income (loss) attributable to Excel Trust, Inc.	$438	$(29)

	March 31,	December 31,
	2012	2011
Assets:
Office Properties:
Total assets	$68,718	$15,562
Retail Properties:
Total assets	719,440	672,109

Total Reportable Segments & Consolidated Assets:
Total assets	$788,158	$687,671

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we,” “us,” “our” or the “Company” refer to Excel Trust, Inc., a Maryland corporation, and any of our subsidiaries.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in the retail industry or the markets in which we operate; changes in local, regional and national economic conditions; our inability to compete effectively; our inability to collect rent from tenants; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; decreased rental rates or increased vacancy rates; our failure to obtain necessary outside financing on favorable terms or at all; changes in the availability of additional acquisition opportunities; our inability to successfully complete real estate acquisitions; our failure to successfully operate acquired properties and operations; our failure to qualify or maintain our status as a REIT; our inability to attract and retain key personnel; government approvals, actions and initiatives, including the need for compliance with environmental requirements; financial market fluctuations; changes in real estate and zoning laws and increases in real property tax rates; the effects of earthquakes and other natural disasters; and lack of or insufficient amounts of insurance. While forward-looking statements reflect our good faith beliefs (or those of the indicated third parties), they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2011. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Management’s Overview and Summary

We are a vertically integrated, self-administered, self-managed real estate firm with the principal objective of acquiring, financing, developing, leasing, owning and managing value oriented community and power centers, grocery anchored neighborhood centers and freestanding retail properties. Our strategy is to acquire high quality, well-located, dominant retail properties that generate attractive risk-adjusted returns. We target competitively protected properties in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth. We consider competitively protected properties to be located in the most prominent shopping districts in their respective markets, ideally situated at major intersections. We generally lease our anchor space to national and regional supermarket chains, big-box retailers and select national retailers that frequently offer necessity and value oriented items and generate regular consumer traffic. Our tenants often carry goods that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, which we believe generates more predictable property-level cash flows.

As of March 31, 2012, we owned an operating portfolio consisting of 22 retail properties totaling approximately 4.0 million square feet of gross leasable area (including a 50% consolidated joint venture), which were approximately 94.4% leased and had a weighted average remaining lease term of approximately eight years, based on gross leasable area. In addition, we owned two commercial office properties totaling 338,333 square feet of gross leasable area, which were 85.5% leased as of March 31, 2012. We utilize a portion of the Excel Centre property as our headquarters and the Promenade Corporate Center property is adjacent to The Promenade retail property. We also owned two non-operating development properties on which we had substantially completed construction as of March 31, 2012.

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

Critical Accounting Policies

A complete discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2011 which was filed with the Securities and Exchange Commission, or SEC, and is accessible on the SEC’s website at www.sec.gov.

New Accounting Standards

See Note 2 to the condensed consolidated financial statements included elsewhere herein for disclosure of new accounting standards.

Results of Operations

We operate through two reportable business segments: retail properties and office properties. The office segment consists of two properties, Excel Centre, a portion of which is utilized as our headquarters, and the Promenade Corporate Center. These properties total 338,333 square feet of gross leasable area. All of our other properties are reported in the retail segment. At March 31, 2012, we owned 22 retail operating properties with a total of approximately 4.0 million square feet of gross leasable area.

We evaluate the performance of our segments based upon property net operating income. “Property Net Operating Income” is defined as operating revenues (rental revenue and tenant recoveries) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses). We also evaluate interest expense, interest income and depreciation and amortization by segment. Corporate general and administrative expense, interest expense related to corporate indebtedness and other non-recurring gains or losses are reflected within the retail properties operating segment as this constitutes the Company’s primary business objective and represents the majority of its operations.

You should read the following discussion in conjunction with the segment information disclosed in Note 18 to our condensed consolidated financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the three months ended March 31, 2012 and 2011 may not be indicative of our future results of operations.

Retail Properties

In the three months ended March 31, 2012, we acquired two retail operating properties for a total of approximately $48.2 million of cash. We utilized borrowings from our unsecured revolving credit facility and proceeds from our Series B preferred stock offering to acquire these properties. At March 31, 2012, we owned 22 retail operating properties totaling approximately 4.0 million square feet. The properties were 94.4% leased and 14 leases were signed or renewed in the three months ended March 31, 2012 for a total of approximately 46,000 square feet.

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Total revenues, which include rental revenues and tenant recoveries including insurance, property taxes and other operating expenses paid by tenants, increased by $8.3 million, or 85.9%, to $17.9 million for the three months ended March 31, 2012 compared to $9.6 million for the three months ended March 31, 2011. The increase was primarily related to our acquisition of seven retail operating properties (not including Rite Aid, an outparcel to Vestavia Hills City Center) in 2011 and 2012, the commencement of leases at a property formerly under redevelopment that was placed into service in 2011, and the commencement of a portion of the leases at our two development properties in 2011 and 2012.

Property operating expenses, which include maintenance and repair expenses, real estate taxes, management fees and other operating expenses including bad debts, increased by $1.3 million, or 53.1%, to $3.8 million for the three months ended March 31, 2012 compared to $2.5 million for the three months ended March 31, 2011. The increase was primarily related to the acquisition of five retail operating properties in 2011 and 2012 that are not under triple-net leases (one property and the Rite Aid outparcel at Vestavia Hills City Center acquired in 2011 were under triple-net leases).

General and administrative expenses were $3.4 million for the three months ended March 31, 2012 compared to $2.6 million for the three months ended March 31, 2011. Included is share-based compensation expense for the three months ended March 31, 2012 and 2011 of $785,000 and $451,000, respectively. The increase in share-based compensation is primarily the result of the implementation of a long-term incentive plan in March 2011. In connection with the plan, members of senior management and other selected employees were provided restricted stock grants, a portion of which represent performance-based stock grants that vest only upon meeting minimum shareholder return thresholds. Non-cash compensation expense related to the performance-based stock awards granted in 2011 pursuant to this plan will decline annually through 2013 (the remaining vesting period) as the expense associated with these awards is recognized using the graded vesting method, in which the majority of the expense is recognized in earlier periods. General and administrative expenses for the three months ended March 31, 2012 also included compliance costs associated with our initial assessment of the effectiveness of internal controls over financial reporting in connection with our year-end audit.

Depreciation and amortization expense increased $3.6 million, or 91.0%, to $7.5 million for the three months ended March 31, 2012 compared to $3.9 million for the three months ended March 31, 2011. The increase was primarily related to our acquisition of seven retail operating properties (not including Rite Aid, an outparcel to Vestavia Hills City Center) in 2011 and 2012 and the commencement of depreciation at one of our two development properties in 2012.

Interest expense increased $1.1 million, or 47.2%, to $3.4 million for the three months ended March 31, 2012 compared to $2.3 million for the three months ended March 31, 2011. The increase was primarily due to the assumption of approximately $114.0 million of mortgage debt in connection with our property acquisitions in 2011, partially offset by a decrease in the interest rate and fees associated with our unsecured revolving credit facility as a result of a June 2011 amendment and a decrease in the average borrowings outstanding on our unsecured revolving credit facility for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

A gain on acquisition of real estate and sale of land parcel of approximately $937,000 was recognized during the three months ended March 31, 2011 related to a property acquired in 2011, representing the difference between the fair value at the date of closing and the price paid (see Note 3 of the consolidated financial statements contained elsewhere herein).

A gain on changes in fair value of financial instruments and gain on OP unit redemption of approximately $462,000 for the three months ended March 31, 2012 is the result of a decrease in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 and the redemption of 121,852 OP units (see Notes 3 and 17 of the consolidated financial statements contained elsewhere herein for further discussion).

Commercial Office Properties

In the three months ended March 31, 2012, we acquired one commercial office property; the Promenade Corporate Center, for a total of approximately $53.0 million, consisting of $13.9 million in cash and the issuance of shares of the Company’s common stock of approximately $39.1 million. The following is a comparison, for the three months ended March 31, 2012 and 2011 of the commercial office properties segment operating results of the company.

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Total revenues increased by $1.0 million, or 122.9% to $1.8 million for the three months ended March 31, 2012 compared to $822,000 for the three months ended March 31, 2011. The increase is the result of the acquisition of the Promenade Corporate Center in January 2012 and the commencement of new leases in 2012.

Property operating expenses increased by $429,000, or 253.8% to $598,000 for the three months ended March 31, 2012 compared to $169,000 for the three months ended March 31, 2011. The increase is the result of the acquisition of the Promenade Corporate Center in January 2012.

General and administrative expenses were $67,000 for the three months ended March 31, 2012, comprised of costs related to the acquisition of the Promenade Corporate Center in January 2012.

Depreciation and amortization expense increased by $553,000, or 229.5% to $794,000 for the three months ended March 31, 2012 compared to $241,000 for the three months ended March 31, 2011. The increase is result of the acquisition of the Promenade Corporate Center in January 2012.

Interest expense did not change significantly (approximately $199,000 for each of the three months ended March 31, 2012 and 2011) as there was no significant change in the mortgage balance outstanding related to the Excel Centre property other than scheduled principal amortization from monthly debt payments (no debt was assumed related to the acquisition of the Promenade Corporate Center).

Cash Flows

The following is a comparison, for the three months ended March 31, 2012 and 2011, of the cash flows of the Company.

Cash and cash equivalents were $9.2 million and $4.0 million at March 31, 2012 and 2011, respectively.

Net cash provided by operating activities was $7.6 million for the three months ended March 31, 2012 compared to $6.5 million for the three months ended March 31, 2011, a decrease of $1.1 million. The decrease is primarily due to changes in operating assets and liabilities, which resulted in cash used of $1.2 million for the three months ended March 31, 2012 compared to cash provided from changes in operating assets and liabilities of $2.7 million for the three months ended March 31, 2011. This is partially offset by an increase in depreciation and amortization of $3.9 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to properties acquired in 2011 and 2012. In addition, included as a reduction to cash provided by operating activities for the three months ended March 31, 2011 was a gain on the acquisition of real estate of $937,000.

Net cash used in investing activities was $64.1 million for the three months ended March 31, 2012 compared to $6.4 million for the three months ended March 31, 2011, an increase of $57.7 million. The increase in net cash used was primarily the result of an increase in property acquisitions during the three months ended March 31, 2012 compared to the same period in 2011, partially offset by proceeds from the sale of equity securities in the amount of approximately $1.3 million.

Net cash provided by financing activities was $60.5 million for the three months ended March 31, 2012 compared to net cash used by financing activities of $2.7 million for the three months ended March 31, 2011, a net increase of $63.2 million. The increase is primarily the result of an increase in net proceeds from our preferred stock offering in 2012 of $88.7 million compared to net proceeds from our preferred stock offering in 2011 of $47.6 million. In addition, we received proceeds from borrowings on our unsecured revolving credit facility of $19.5 million for the three months ended March 31, 2012, offset by payments on our unsecured credit facility of $40.5 million and $47.5 million, respectively, for the three months ended March 31, 2012 and 2011.

Funds From Operations

We present funds from operations, or FFO, because we consider FFO an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year-over-year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT. As defined by NAREIT, FFO represents net income (loss) (computed in accordance with GAAP), excluding real estate-related depreciation and amortization, impairment charges and net gains (losses) on the disposition of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. Our computation may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

The following table presents a reconciliation of our FFO for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Net loss attributable to the common stockholders	$(1,683)	$(632)
Non-controlling interests in operating partnership	(71)	—
Preferred stock dividends	—	603
Depreciation and amortization	8,279	4,369
Depreciation and amortization related to joint venture	(62)	—
Gain on acquisition of real estate and sale of land parcel	—	(937)

Funds from operations	$6,463	$3,403

Liquidity and Capital Resources

At March 31, 2012, we had $9.2 million of cash and cash equivalents on hand.

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

We intend to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance or will borrow from our unsecured credit facility to pay for upcoming debt maturities. We expect to incur approximately $7.0 million of additional construction costs on our two non-operating properties (primarily related to leasing commissions and final tenant build-outs). Funds for these costs are expected to come from new mortgage financing, borrowings from our unsecured revolving credit facility and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness, long-term secured and unsecured indebtedness and the use of net proceeds from the disposition of non-strategic assets. In addition, we may, from time to time, offer and sell additional shares of preferred stock, as well as debt securities, common stock, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs.

On January 23, 2012, we entered into a fourth amendment to our credit agreement, which increased the maximum secured indebtedness ratio to 40% of total asset value (as defined in the credit agreement) and modified certain other terms and conditions of the unsecured revolving credit facility.

The unsecured revolving credit facility has a borrowing capacity of $200.0 million, which may be increased from time to time up to an additional $200.0 million for a total borrowing capacity of $400.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is July 7, 2014 and may be extended for one additional year at our option. The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio. We also pay a 0.35% fee for any unused portion of the unsecured revolving credit facility. Borrowings under the unsecured revolving credit facility were $0 at March 31, 2012. In addition, we issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on our consolidated balance sheet. At March 31, 2012, there was approximately $133.2 million available for borrowing under the unsecured revolving credit facility.

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

The following is a summary of key financial covenants and their covenant levels as of March 31, 2012:

	Required	Actual
Key financial covenant:
Ratio of total liabilities to total asset value (maximum)	60.0%	31.3%
Ratio of adjusted EBITDA to fixed charges (minimum)	1.50	1.71
Ratio of secured indebtedness to total asset value (maximum)	40.0%	29.8%

(1)	For a complete listing of all debt covenants related to our consolidated indebtedness as well as definitions of the above terms, please refer to our applicable filings with the SEC.

Under our credit agreement, cash dividends on our common stock, as well as our preferred stock, may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement), and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status. As of March 31, 2012, we believe that we were in compliance with all of the covenants under our credit agreement.

We have filed a shelf registration statement with the SEC, as amended, which permits us, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

On January 31, 2012, we completed the issuance of 3,680,000 shares of Series B preferred stock, with a liquidation preference of $25.00 per share. We pay cumulative dividends on the Series B preferred stock, when, as and if declared by our board of directors, at a rate of 8.125% per annum. Net proceeds from this offering were approximately $88.7 million. We used the net proceeds of this offering to repay the outstanding indebtedness under our unsecured revolving credit facility, with the remainder intended to fund future acquisitions and for other general corporate and working capital purposes.

On March 9, 2012, we entered into equity distribution agreements with four sales agents, under which we can issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through, at our discretion, any of the sales agents. The sales of common stock made under the equity distribution agreements will be made in “at the market” offerings as defined in the Securities Act. During the three months ended March 31, 2012, no shares were issued under any of the equity distribution agreements.

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

As of March 31, 2012, our ratio of debt-to-gross undepreciated asset value was approximately 34.1%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and our Board of Directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments, Contingencies and Contractual Obligations

The following table outlines our contractual obligations (dollars in thousands) at March 31, 2012 related to our mortgage and note indebtedness and other commitments:

	Payments by Period
	2012 (nine months)	2013-2014	2015-2016	Thereafter	Total
Principal payments — fixed rate debt(1)	$3,083	$156,539	$47,908	$25,054	$232,584
Principal payments — variable rate debt(2)	—	—	—	12,000	12,000
Interest payments — fixed rate debt(1)	7,938	17,053	5,172	7,806	37,969
Interest payments — variable rate debt(2)	18	48	48	452	566
Construction costs(3)	6,953	—	—	—	6,953

	$17,992	$173,640	$53,128	$45,312	$290,072

(1)

Includes a mortgage payable at our Park West Place property, which bears interest at a rate of LIBOR plus 2.5% (contractual interest rate of 2.75% at March 31, 2012). In December 2010, we entered into two interest rate swap contracts equal to the notional value of the mortgage payable, which fix LIBOR at an average of 1.41% for the term of the mortgage.

(2)

Includes redevelopment revenue bonds at our Northside Mall property and outstanding borrowings on our unsecured revolving credit facility (our unsecured revolving credit facility had a balance of $0 at March 31, 2012). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.20% at March 31, 2012). The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending our leverage ratio.

(3)	Amount represents our estimate of costs expected to be incurred to complete the construction of our two non-operating properties.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had a $2.0 million note receivable to PC Retail, LLC to facilitate the land acquisition and development of a shopping center anchored by Publix in Brandon, Florida. The loan is secured with a second mortgage trust deed on the property and is personally guaranteed by members of PC Retail, LLC. We have also entered into a purchase and sale agreement with PC Retail, LLC to acquire the property upon completion. The purchase price will be based on the income from leasing of the center.

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

The fair value of mortgages payable (before premium or discount) at March 31, 2012 was approximately $249.8 million compared to the carrying amount of $243.9 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $5.3 million at March 31, 2012. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $5.7 million at March 31, 2012.

We have entered into a $200.0 million unsecured revolving credit facility. The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio. As of March 31, 2012, we had $12.1 million of debt and commitments outstanding under our unsecured revolving credit facility, comprised of a $12.1 million letter of credit issued under the facility. At March 31, 2012, the outstanding balance on our unsecured revolving credit facility was $0.

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

As of March 31, 2012, we had two interest rate derivatives that were designated as cash flow hedges of interest rate risk. Both derivatives were interest rate swaps and the notional amount totaled $55.8 million. The interest rate swap contracts fixed LIBOR at an average of 1.41% for the term of a mortgage loan which expires in December 2013. The fair value of these derivative financial instruments was approximately $981,000 and is classified in accounts payable and other liabilities on the accompanying condensed consolidated balance sheets.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

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

For a discussion of our potential risks and uncertainties, see the section entitled “Risk Factors” beginning on page 9 in our Annual Report on Form 10-K for the year ended December 31, 2011 which was filed with the SEC and is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In March 2011, the Company issued 764,343 OP units in connection with the acquisition of the Edwards Theatres property. On March 21, 2012 and March 30, 2012, an aggregate of 97,834 OP units related to the Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of 115,919 shares of common stock (an additional 24,018 OP units were also tendered to the Company for redemption on March 21, 2012, resulting in a cash payment of $336,000). The shares were issued in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles Supplementary Classifying 8.125% Series B Cumulative Redeemable Preferred Stock of Excel Trust, Inc.(1)

4.1	Specimen Certificate for 8.125% Series B Cumulative Redeemable Preferred Stock of Excel Trust, Inc. (1)

10.1	Second Amended and Restated Agreement of Limited Partnership of Excel Trust, L.P. (1)

10.2	Fourth Amendment to Credit Agreement, dated January 23, 2012, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. (2)

10.3	Purchase and Sale Agreement and Joint Escrow Instructions dated October 25, 2011 between Levine Investments Limited Partnership and Excel Trust, L.P., as amended. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.
(2)	Incorporated herein by reference to Excel Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCEL TRUST, INC.

By:	/s/ GARY B. SABIN
Gary B. Sabin
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JAMES Y. NAKAGAWA
James Y. Nakagawa
Chief Financial Officer (Principal Financial Officer)

Date: May 3, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles Supplementary Classifying 8.125% Series B Cumulative Redeemable Preferred Stock of Excel Trust, Inc.(1)

4.1	Specimen Certificate for 8.125% Series B Cumulative Redeemable Preferred Stock of Excel Trust, Inc. (1)

10.1	Second Amended and Restated Agreement of Limited Partnership of Excel Trust, L.P. (1)

10.2	Fourth Amendment to Credit Agreement, dated January 23, 2012, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. (2)

10.3	Purchase and Sale Agreement and Joint Escrow Instructions dated October 25, 2011 between Levine Investments Limited Partnership and Excel Trust, L.P., as amended. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.
(2)	Incorporated herein by reference to Excel Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2012.