Form 10-Q
period 2012-06-30
Excel Trust, Inc.
filed 2012-08-02
CIK 1478950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares outstanding as of August 2, 2012 of the registrant’s common stock, $0.01 par value per share: 34,050,675 shares

PART 1 — FINANCIAL INFORMATION

EXCEL TRUST, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I	Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets of Excel Trust, Inc. as of June 30, 2012 (unaudited) and December 31, 2011	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of Excel Trust, Inc. for the three and six months ended June 30, 2012 and 2011 (unaudited)	4

	Condensed Consolidated Statements of Equity of Excel Trust, Inc. for the six months ended June 30, 2012 and 2011 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows of Excel Trust, Inc. for the six months ended June 30, 2012 and 2011 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements of Excel Trust, Inc. (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II	Other Information

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

Signatures		43

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS:

Property:
Land	$263,988	$236,941
Buildings	398,441	287,226
Site improvements	41,826	28,257
Tenant improvements	33,617	28,517
Construction in progress	115	21,312
Less accumulated depreciation	(26,804)	(18,294)

Property, net	711,183	583,959
Cash and cash equivalents	7,179	5,292
Restricted cash	4,925	3,680
Tenant receivables, net	2,995	4,174
Lease intangibles, net	72,666	68,556
Mortgage loan receivable	—	2,000
Deferred rent receivable	4,343	2,997
Other assets	17,253	17,013

Total assets	$820,544	$687,671

LIABILITIES AND EQUITY:

Liabilities:
Mortgages payable, net	$272,485	$244,961
Notes payable	13,629	21,000
Accounts payable and other liabilities	15,847	21,080
Lease intangibles, net	16,444	13,843
Dividends/distributions payable	8,405	5,801

Total liabilities	326,810	306,685

Equity:
Stockholders’ equity
Preferred stock, 50,000,000 shares authorized Series A preferred stock; 7.0% cumulative convertible perpetual preferred stock, $50,000,000 liquidation preference ($25.00 per share), 2,000,000 shares issued and outstanding, at June 30, 2012 and December 31, 2011	47,703	47,703
Series B Preferred stock; 8.125% cumulative redeemable preferred stock, $92,000,000 liquidation preference ($25.00 per share), 3,680,000 and 0 shares issued and outstanding, at June 30, 2012 and December 31, 2011, respectively	88,720	—
Common stock, $.01 par value, 200,000,000 shares authorized; 33,732,448 and 30,289,813 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	336	302
Additional paid-in capital	346,385	319,875
Cumulative deficit	(2,471)	(3,277)

	480,673	364,603
Accumulated other comprehensive loss	(608)	(811)

Total stockholders’ equity	480,065	363,792
Non-controlling interests	13,669	17,194

Total equity	493,734	380,986

Total liabilities and equity	$820,544	$687,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Rental revenue	$17,015	$10,467	$33,168	$18,943
Tenant recoveries	3,185	2,220	6,452	4,118
Other income	328	102	688	207

Total revenues	20,528	12,789	40,308	23,268
Expenses:
Maintenance and repairs	1,352	780	2,674	1,419
Real estate taxes	2,460	1,377	4,525	2,513
Management fees	198	133	388	250
Other operating expenses	953	797	1,782	1,562
Change in fair value of earn-outs	—	(328)	—	(328)
General and administrative	3,312	3,140	6,815	5,790
Depreciation and amortization	8,552	6,400	16,831	10,561

Total expenses	16,827	12,299	33,015	21,767

Net operating income	3,701	490	7,293	1,501
Interest expense	(3,986)	(3,503)	(7,660)	(6,068)
Interest income	53	43	106	84
Gain on acquisition of real estate and sale of land parcel	—	—	—	937
Changes in fair value of financial instruments and gain on OP unit redemption	589	512	1,051	512

Income (loss) from continuing operations	357	(2,458)	790	(3,034)
Income from discontinued operations before gain on sale of real estate assets	—	507	—	1,023
Gain on sale of real estate assets	—	3,976	—	3,976

Income from discontinued operations	—	4,483	—	4,999

Net income	357	2,025	790	1,965
Net loss (income) attributable to non-controlling interests	11	(89)	16	(58)

Net income available to Excel Trust, Inc.	368	1,936	806	1,907
Preferred stock dividends	(2,744)	(875)	(4,865)	(1,478)

Net (loss) income attributable to the common stockholders	$(2,376)	$1,061	$(4,059)	$429

Loss income from continuing operations per share attributable to the common stockholders — basic and diluted	(0.08)	(0.20)	(0.14)	(0.29)
Net (loss) income per share attributable to the common stockholders — basic and diluted	$(0.08)	$0.06	$(0.14)	$0.01

Weighted-average common shares outstanding — basic and diluted	32,785	15,856	32,273	15,686

Dividends declared per common share	$0.1625	$0.15	$0.325	$0.29

Net income	$357	$2,025	$790	$1,965
Other comprehensive income (loss):
Change in unrealized gain on investment in equity securities	82	—	103	—
Gain on sale of equity securities (reclassification adjustment)	—	—	(11)	—
Change in unrealized loss on interest rate swaps	124	(638)	108	(418)

Comprehensive income	563	1,387	990	1,547
Comprehensive (income) loss attributable to non-controlling interests	4	(37)	8	(15)

Comprehensive income attributable to Excel Trust, Inc.	$567	$1,350	$998	$1,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Dollars in thousands)

(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Deficit	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2012	$47,703	$—	30,289,813	$302	$319,875	$(3,277)	$(811)	$363,792	$17,194	$380,986
Net proceeds from sale of preferred stock	—	88,720	—	—	—	—	—	88,720	—	88,720
Issuance of restricted common stock awards	—	—	18,356	—	—	—	—	—	—	—
Redemption of OP units for common stock and cash	—	—	193,510	2	2,285	—	—	2,287	(3,545)	(1,258)
Issuance of common stock for acquisition	—	—	3,230,769	32	39,076	—	—	39,108	—	39,108
Noncash amortization of share-based compensation	—	—	—	—	1,589	—	—	1,589	—	1,589
Common stock dividends	—	—	—	—	(10,949)	—	—	(10,949)	—	(10,949)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(598)	(598)
Net income	—	—	—	—	—	806	—	806	(16)	790
Preferred stock dividends	—	—	—	—	(4,865)	—	—	(4,865)	—	(4,865)
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	99	99	4	103
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	104	104	4	108
Adjustment for non-controlling interest	—	—	—	—	(626)	—	—	(626)	626	—

Balance at June 30, 2012	$47,703	$88,720	33,732,448	$336	$346,385	$(2,471)	$(608)	$480,065	$13,669	$493,734

	Series A Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Deficit	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
		Shares	Amount
Balance at January 1, 2011	$—	15,663,331	$156	$191,453	$(3,725)	$(373)	$187,511	$9,099	$196,610
Net proceeds from sale of preferred stock	47,721	—	—	—	—	—	47,721	—	47,721
Net proceeds from sale of common stock	—	14,375,000	144	149,814	—	—	149,958	—	149,958
Issuance of restricted common stock awards	—	929,348	9	(9)	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	1,777	—	—	1,777	—	1,777
Common stock dividends	—	—	—	(6,965)	—	—	(6,965)	—	(6,965)
Issuance of non-controlling interests	—	—	—	—	—	—	—	9,035	9,035
Distributions to non-controlling interests	—	—	—	—	—	—	—	(324)	(324)
Net income	—	—	—	—	1,907	—	1,907	58	1,965
Preferred stock dividends	—	—	—	(1,478)	—	—	(1,478)	—	(1,478)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	(375)	(375)	(43)	(418)
Adjustment for non-controlling interests	—	—	—	361	—	—	361	(361)	—

Balance at June 30, 2011	$47,721	30,967,679	$309	$334,953	$(1,818)	$(748)	$380,417	$17,464	$397,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash flows from operating activities:
Net income (loss)	$790	$1,965
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,831	10,976
Gain on acquisition of real estate	—	(937)
Changes in fair value of earn-outs	—	(328)
Changes in fair value of financial instruments and gain on OP unit redemption	(1,051)	(512)
Gain on sale of real estate assets	—	(3,976)
Deferred rent receivable	(1,386)	(783)
Amortization of above and below market leases	(171)	25
Amortization of deferred balances	958	569
Bad debt expense	395	331
Share-based compensation expense	1,589	1,777
Change in assets and liabilities:
Tenant and other receivables	824	(181)
Other assets	(1,013)	8
Accounts payable and other liabilities	(1,189)	2,784

Net cash provided by operating activities	16,577	11,718

Cash flows from investing activities:
Acquisitions of property, development and property improvements	(79,324)	(37,335)
Capitalized leasing costs	(1,099)	(520)
Advance of note receivable	(750)	—
Collection of mortgage loan receivable	2,000	—
Purchase of equity securities	(125)	—
Proceeds from sale of equity securities	2,942	—
Restricted cash	(1,245)	3,533

Net cash used in investing activities	(77,601)	(34,322)

Cash flows from financing activities:
Issuance of common stock	—	150,579
Common stock offering costs	—	(267)
Issuance of preferred stock	89,102	48,425
Preferred stock offering costs	(382)	(704)
OP unit redemptions	(1,915)	—
Payments on mortgages payable	(2,146)	(1,023)
Payments on notes payable	(46,500)	(114,849)
Borrowings from notes payable	39,129	30,000
Distribution to non-controlling interests	(644)	—
Preferred stock dividends	(2,996)	—
Common stock and OP unit dividends/distributions	(10,314)	(5,139)
Deferred financing costs	(423)	(2,233)

Net cash provided (used) by financing activities	62,911	104,789

Net increase (decrease)	1,887	82,185
Cash and cash equivalents, beginning of period	5,292	6,525

Cash and cash equivalents, end of period	$7,179	$88,710

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized of $110 and $20	$5,934	$5,057

Non-cash investing and financing activity:

Acquisition of real estate for common shares and OP units	$39,108	$9,034

Assumption of net mortgage debt in connection with property acquisitions	$29,670	$62,366

Assets received in connection with property acquisitions	$772	$3,595

Liabilities assumed in connection with property acquisitions	$539	$7,962

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Disposition of real estate assets classified as a 1031 exchange (including gain on sale of real estate assets of $3,976)	$—	$39,300

Common stock dividends payable	$5,482	$4,645

Preferred stock dividends payable	$2,744	$729

OP unit distributions payable	$180	$211

Accrued additions to operating and development properties	$618	$1,405

Accrued offering costs	$—	$354

Change in unrealized loss on interest rate swaps	$108	$220

Change in unrealized gain on marketable securities	$103	$—

OP unit redemptions (common stock)	$2,287	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization:

Excel Trust, Inc. was incorporated in the State of Maryland on December 15, 2009. On April 28, 2010, it commenced operations after completing its initial public offering (the “Offering”). Excel Trust, Inc. is a vertically integrated, self-administered, self-managed real estate firm with the principal objective of acquiring, financing, developing, leasing, owning and managing value oriented community and power centers, grocery anchored neighborhood centers and freestanding retail properties. It conducts substantially all of its business through its subsidiary, Excel Trust, L.P., a Delaware limited partnership (the “Operating Partnership” and together with Excel Trust, Inc. referred to as the “Company”). The Company seeks investment opportunities throughout the United States, but focuses on the Northeast, Northwest and Sunbelt regions. The Company generally leases anchor space to national and regional supermarket chains, big-box retailers and select national retailers that frequently offer necessity and value oriented items and generate regular consumer traffic.

The Company is the sole general partner of the Operating Partnership and, as of June 30, 2012, owned a 96.7% interest in the Operating Partnership. The remaining 3.3% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units (“OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

2. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying condensed consolidated financial statements of the Company include all the accounts of the Company, the Operating Partnership and the subsidiaries of the Operating Partnership. The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements and have not been audited by independent registered public accountants.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value, due to their short term maturities.

Restricted Cash:

Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements.

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities are deferred rents in the amount of $2.5 million and $3.0 million at June 30, 2012 and December 31, 2011, respectively.

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

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of cash rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income (net of write-offs for uncollectible amounts) was increased by $589,000 and $427,000 in the three months ended June 30, 2012 and 2011, respectively, and $1.3 million and $798,000, respectively, in the six months ended June 30, 2012 and 2011 due to the straight-line rent adjustment.

Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other operating expenses are recognized as revenues in the period the applicable expenses are incurred or as specified in the leases. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenue on a straight-line basis over the term of the related leases.

Property:

Costs incurred in connection with the development or construction of properties and improvements are capitalized. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and related costs and other direct costs incurred during the period of development. The Company capitalizes costs on land and buildings under development until construction is substantially complete and the property is held available for occupancy. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with any remaining portion under construction. In March 2012, the Company reclassified the majority of construction in progress costs relating to two non-operating properties into the corresponding buildings, site improvements and tenant improvements financial statement line items upon substantial completion of development activities.

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

If the foregoing conditions do not apply, the Company considers whether a general partner or managing member controls a limited partnership or limited liability company. The general partner in a limited partnership or managing member in a limited liability company is presumed to control that limited partnership or limited liability company. The presumption may be overcome if the limited partners or members have either (1) the substantive ability to dissolve the limited partnership or limited liability company or otherwise remove the general partner or managing member without cause or (2) substantive participating rights, which provide the limited partners or members with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s or limited liability company’s business and thereby preclude the general partner or managing member from exercising unilateral control over the partnership or company. If these criteria are not met and the Company is the general partner or the managing member, as applicable, the consolidation of the partnership or limited liability company is required.

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

Investments in equity securities, which are included in other assets on the accompanying condensed consolidated balance sheets, consisted of the following:

	June 30, 2012	December 31, 2011
Equity securities, initial cost basis	$6,266	$9,072
Gross unrealized gains	195	138
Gross unrealized losses	—	(46)

Equity securities, fair value(1)	$6,461	$9,164

(1)

Determination of fair value is classified as Level 1 in the fair value hierarchy based on the use of quoted prices in active markets (see section entitled “Fair Value of Financial Instruments” that follows herein).

The fair value of some of the Company’s investments in equity securities were less than the initial cost basis at December 31, 2011 due to a decrease in their respective stock prices since the initial purchase. However, the fair value of the investments had fully recovered at June 30, 2012 and the Company continues to have the ability and intent to retain the investments for a period of time sufficient to allow for an anticipated recovery in market value. The Company will continue to periodically evaluate whether an other-than-temporary impairment exists for any investment when the fair value is less than the initial cost basis.

During the six months ended June 30, 2012, the Company sold 118,222 shares of preferred stock (including 67,823 shares of preferred stock redeemed by the issuing company) based on a specific identification of the shares sold, resulting in net proceeds of approximately $2.9 million and the recognition of a gain on sale of approximately $0 and $11,000 during the three and six months ended June 30, 2012, respectively, which are included in other income in the accompanying condensed consolidated statements of operations.

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through June 30, 2012, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized to general and administrative expense ratably over the requisite service period for awards that include only service vesting conditions and utilizing a graded vesting method (an accelerated vesting method in which the majority of compensation expense is recognized in earlier periods) for awards that include one or more market vesting conditions, adjusted for anticipated forfeitures.

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

Tenant receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowance are charged to bad debt expense which is included in other operating expenses on the accompanying condensed consolidated statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At June 30, 2012 and December 31, 2011, the Company had $635,000 and $631,000, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the three months ended June 30, 2012 and 2011, $148,000 and $127,000, respectively, of receivables were charged to bad debt expense. During the six months ended June 30, 2012 and 2011, $395,000 and $331,000, respectively, of receivables were charged to bad debt expense.

Non-controlling Interests

At June 30, 2012 and December 31, 2011, non-controlling interest represented the portion of equity that the Company did not own in those entities it consolidates, including OP units not held by the Company. In conjunction with the Company’s formation transactions, interests in four properties were contributed in exchange for 641,062 OP units. In addition, 764,343 OP units were issued in March 2011 in connection with the acquisition of the Edwards Theatres property (see Note 3).

During the six months ended June 30, 2012, a total of 299,927 OP units related to the Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of 193,510 shares of common stock and cash payments totaling $1.9 million. The OP units were redeemed for common stock on a one-to-one basis, with additional common stock and cash consideration provided as a result of the accompanying additional redemption obligation that guaranteed consideration equal to $14.00 per OP unit on the date of redemption (see Note 3). At June 30, 2012, 464,416 OP units related to the Edwards Theatres acquisition remained outstanding.

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

In the three and six months ended June 30, 2012 and 2011, no tenant accounted for more than 10% of revenues.

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

Although the Company has determined that the majority of the inputs used to value its derivatives classified as cash flow hedges fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2012, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its valuations related to derivatives classified as cash flow hedges in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 16).

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

Recent Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amended Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. The objective of this guidance is to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The guidance further explains how to measure fair value, but does not require additional fair value measurements. ASU 2011-04 is to be applied prospectively for fiscal years and interim periods within those years beginning after December 15, 2011. The Company’s adoption of this guidance effective January 1, 2012 resulted in additional disclosures in the notes to the Company’s consolidated financial statements, but did not have a material quantitative effect.

3. Acquisitions:

The Company completed four acquisitions in the six months ended June 30, 2012 (in thousands):

Property	Date Acquired	Location	Square Footage	Debt Assumed
Promenade Corporate Center	January 23, 2012	Scottsdale, AZ	256,176	$—
EastChase Market Center	February 17, 2012	Montgomery, AL	181,431	—
La Costa Town Center	February 29, 2012	Carlsbad, CA	121,429	—
Lake Pleasant Pavilion	May 16, 2012	Peoria, AZ	178,376	28,250

The following summary provides an allocation of purchase price for the above acquisitions (in thousands).

	Building	Land	Above Market Leases	Below Market Leases	In-Place Leases	Debt (Premium)/ Discount	Purchase Price
Promenade Corporate Center(1)	$44,465	$4,477	$781	$(749)	$3,279	$—	$52,253
EastChase Market Center(2)	19,567	4,215	360	(1,296)	1,804	—	24,650
La Costa Town Center(2)	15,054	8,383	86	(2,069)	2,046	—	23,500
Lake Pleasant Pavilion(2)	28,127	9,958	2,857	(184)	2,412	(1,420)	41,750

Total	$107,213	$27,033	$4,084	$(4,298)	$9,541	$(1,420)	$142,153

Remaining useful life(3)			60	69	49	65

(1)

The purchase price of $52.3 million noted above reflects $13.9 million in cash paid and the issuance of 3,230,769 shares of common stock with a fair value of approximately $39.1 million based on a closing price of $12.11 per share on the date of acquisition. The purchase price is net of an asset recorded by the Company in the amount of $772,000 (included in other assets on the accompanying consolidated balance sheets) to reflect the estimated fair value of funds expected to be received from escrow in connection with master lease agreements executed at the time of acquisition. Monthly master lease payments commence upon the expiration of two existing leases in June 2012 and February 2013 (with terms through May 2013 and January 2015, respectively) unless the related spaces are released with base rents equaling or exceeding the master lease payments. In addition, the seller has agreed to reimburse the Company for any expenditures resulting from tenant improvements or leasing commissions related to the spaces to the extent that funds remain available pertaining to the master lease agreements. See Note 16 for a discussion of changes in the fair value of this asset after the initial acquisition.

(2)

The purchase price allocations for the acquisitions of the EastChase Market Center, La Costa Town Center and Lake Pleasant Pavilion properties are preliminary as of June 30, 2012 and subject to adjustment within the measurement period in accordance with ASC Topic 805, Business Combinations.

(3)	Weighted-average remaining useful life (months) for recorded intangible assets and liabilities as of the date of acquisition.

The following summary provides an allocation of purchase price for property acquisitions that were completed in the six months ended June 30, 2011 (in thousands):

	Building	Land	Above Market Leases	Below Market Leases	In-Place Leases	Debt (Premium)/ Discount	Purchase Price
Edwards Theatres(1)	$13,600	$10,283	$—	$(405)	$3,109	$(437)	$26,150
Rite Aid(2)	1,474	550	—	—	347	—	2,371
Gilroy Crossing	39,890	22,520	620	(3,038)	8,442	—	68,434

Total	$54,964	$33,353	$620	$(3,443)	$11,898	$(437)	$96,955

(1)

In addition to the cash consideration paid in connection with the acquisition, 764,343 OP units were issued with a fair value of $11.82 per unit at the time of issuance. These OP units can be redeemed beginning in March 2012 for cash or, at the Company’s election, for shares of the Company’s common stock. If the redemption takes place during the period from March 2012 through March 2013 and the price of shares of the Company’s common stock is less than $14.00 per share at the date of redemption, the Company must issue additional shares or cash for the difference. The Company originally recorded a liability of approximately $4.2 million within accounts payable and other liabilities on the accompanying condensed consolidated balance sheets to reflect the estimated fair value of this redemption provision (see footnote 16 for a discussion of changes in the fair value of this liability and OP unit redemptions occurring after the initial acquisition).

(2)

Rite Aid is an outparcel to Vestavia Hills City Center. A gain of $937,000 was recognized on the acquisition of this property, which represented the difference between the fair value at the date of closing and the price paid.

The Company recorded revenues and net income for the three months ended June 30, 2012 of $3.1 million and $87,000, respectively, and for the six months ended June 30, 2012 of $4.7 million and $260,000, respectively, related to the 2012 acquisitions. The Company recorded revenues and a net loss for the three months ended June 30, 2011 of $2.4 million and $53,000 respectively, and for the six months ended June 30, 2011 of $4.9 million and $184,000, respectively, related to the 2011 acquisitions.

The following unaudited pro forma information for the three and six months ended June 30, 2012 and 2011 has been prepared to reflect the incremental effect of the properties acquired in 2012 and 2011 as if such acquisitions had occurred on January 1, 2011 and January 1, 2010, respectively (in thousands).

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	21,432	16,346	$42,747	$32,629
Net income(1)	112	1,818	599	1,507

(1)

Pro forma results for the six months ended June 30, 2012 were adjusted to exclude non-recurring acquisition costs of approximately $293,000 related to the 2012 acquisitions. The pro forma results for the six months ended June 30, 2011 were adjusted to include these costs. A portion of the 2012 acquisitions were funded by proceeds from the Series B preferred stock offering (discussed in Note 12 below). However, pro forma net income for the six months ended June 30, 2011 is not adjusted for this funding as the assumed Series B preferred stock quarterly dividends of approximately $1.9 million are not included in the determination of net income (included only as a reduction of net income (loss) attributable to the common stockholders).

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
In-place leases, net of accumulated amortization of $16.3 million and $11.8 million as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 75 and 83 months as of June 30, 2012 and December 31, 2011, respectively)	$45,401	$44,356

Above market leases, net of accumulated amortization of $3.6 million and $2.6 million as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 69 and 75 months as of June 30, 2012 and December 31, 2011, respectively)	13,571	11,056

Leasing commissions, net of accumulated amortization of $3.9 million and $2.8 million as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 103 and 113 months as of June 30, 2012 and December 31, 2011, respectively)	13,694	13,144

	$72,666	$68,556

Estimated amortization of lease intangible assets as of June 30, 2012 for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2012 (remaining six months)	$9,144
2013	15,373
2014	12,267
2015	8,325
2016	5,510
Thereafter	22,047

Total	$72,666

Amortization expense recorded on the lease intangible assets for the three months ended June 30, 2012 and 2011 was $4.6 million and $2.9 million, respectively. Included in these amounts are $823,000 and $406,000, respectively, of amortization of above market lease intangible assets recorded against rental income. Amortization expense recorded on the lease intangible assets for the six months ended June 30, 2012 and 2011 was $9.5 million and $5.3 million, respectively. Included in these amounts are $1.6 million and $743,000, respectively, of amortization of above market lease intangible assets recorded against rental income.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Below market leases, net of accumulated amortization of $3.7 million and $2.5 million as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 95 and 106 months as of June 30, 2012 and December 31, 2011, respectively)	$16,444	$13,843

Amortization recorded on the lease intangible liabilities for the three months ended June 30, 2012 and 2011 was $767,000 and $425,000, respectively. Amortization recorded on the lease intangible liabilities for the six months ended June 30, 2012 and 2011 was $1.7 million and $718,000, respectively. These amounts were recorded to rental income in the Company’s condensed consolidated statements of operations.

Estimated amortization of lease intangible liabilities as of June 30, 2012 for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2012 (remaining six months)	$1,552
2013	2,780
2014	2,546
2015	2,001
2016	1,600
Thereafter	5,965

Total	$16,444

6. Variable Interest Entities

Consolidated Variable Interest Entities

Included within the consolidated financial statement is the 50% owned joint venture with AB Dothan, LLC, that is deemed a VIE, and for which the Company is the primary beneficiary as it has the power to direct activities that most significantly impact the economic performance of the VIE. The joint venture’s activities principally consist of owning and operating a neighborhood retail center with 171,670 square feet of gross leasable area located in Dothan, Alabama.

As of June 30, 2012 and December 31, 2011, total carrying amount of assets was approximately $16.2 million and $16.5 million, respectively, which includes approximately $13.7 million and $14.0 million, respectively, of real estate assets. As of June 30, 2012 and December 31, 2011, the total carrying amount of liabilities was approximately $14.5 million and $14.6 million, respectively.

Unconsolidated Variable Interest Entities

On December 9, 2010, the Company loaned $2.0 million to an unaffiliated borrower which has been identified as a VIE. In June 2012, the counterparty repaid the loan in full. The Company did not consolidate the VIE because it did not have the ability to control the activities that most significantly impacted the VIE’s economic performance. See Note 7 for an additional description of the nature, purposes and activities of the Company’s VIE and interests therein.

7. Mortgage and Loan Receivable

On December 9, 2010, the Company loaned $2.0 million to an unaffiliated borrower. The proceeds were used to facilitate the land acquisition and development of a shopping center anchored by Publix in Brandon, Florida. The loan was secured with a second mortgage trust deed on the property and was personally guaranteed by members of the borrower. In June 2012, the mortgage loan receivable was repaid in full, including interest accrued through the date of repayment.

In connection with the loan, the Company also entered into a purchase and sale agreement to acquire this property upon completion of development, at the Company’s election. In June 2012, the Company executed an amendment whereby the closing date for the potential acquisition was extended through December 31, 2012.

In June 2012, the Company extended a note receivable in the amount of $750,000 to a third party . The note receivable bears interest at 10.0% per annum, with the principal and accrued interest due upon maturity in June 2014. The loan is recourse to the borrower and secured by the third party’s profits interests in one of the Company’s consolidated properties. The balance is included in Other Assets on the accompanying condensed consolidated balance sheets.

8. Mortgages Payable, net

Mortgages payable at June 30, 2012 and December 31, 2011 consist of the following (in thousands):

	Carrying Amount of Mortgage Notes		Contractual Interest Rate	Effective Interest Rate	Monthly Payment(1)	Maturity Date
Property Pledged as Collateral	June 30, 2012	December 31, 2011
Five Forks Place	$4,975	$5,067	5.50%	5.50%	$39	2013
Grant Creek Town Center	15,520	15,694	5.75%	5.75%	105	2013
Park West Place(2)	55,800	55,800	2.75%	3.91%	182	2013
Excel Centre	12,408	12,532	6.08%	6.08%	85	2014
Merchant Central	4,514	4,560	5.94%	6.75%	30	2014
Edwards Theatres	12,017	12,174	6.74%	5.50%	95	2014
Gilroy Crossing	47,026	47,409	5.01%	5.01%	263	2014
The Promenade	50,534	51,359	4.80%	4.80%	344	2015
5000 South Hulen	13,767	13,876	5.60%	6.90%	83	2017
Lake Pleasant Pavilion	28,250	—	6.09%	5.00%	143	2017
Rite Aid — Vestavia Hills	1,264	1,341	7.25%	7.25%	21	2018
Lowe’s, Shippensburg	13,678	13,840	7.20%	7.20%	110	2031
Northside Mall(3)	12,000	12,000	0.19%	1.19%	2	2035

	$271,753	$245,652
Less: premium (discount)(4)	732	(691)

Mortgage notes payable, net	$272,485	$244,961

(1)	This represents the monthly payment of principal and interest at June 30, 2012.

(2)

The loan bears interest at a rate of LIBOR plus 2.50% (interest rate of 2.75% at June 30, 2012). In December 2010, the Company entered into interest rate swap contracts, which fix LIBOR at an average of 1.41% for the term of the loan.

(3)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.19% at June 30, 2012). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association, or SIFMA, index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $112,000 at June 30, 2012 will be amortized as additional interest expense through November 2035.

(4)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below or above market interest rates and (b) underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the three and six months ended June 30, 2012 was $29,000 and $139,000, respectively. Total interest cost capitalized for the three and six months ended June 30, 2011 was $128,000 and $148,000, respectively.

The Company’s mortgage debt maturities at June 30, 2012 for each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2012 (remaining six months)	$2,053
2013	80,420
2014	76,834
2015	47,375
2016	1,335
Thereafter	63,736

$271,753

9. Notes Payable

The Company’s unsecured revolving credit facility has a borrowing capacity of $200.0 million, which may be increased from time to time up to an additional $200.0 million for a total borrowing capacity of $400.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is July 7, 2014 and may be extended for one additional year at the Company’s option (extended subsequent to June 30, 2012 – see below). The Company, among other things, is subject to covenants requiring the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt and (2) minimum fixed coverage ratios. On January 23, 2012, the Company entered into a fourth amendment to its credit agreement, which increased the maximum secured indebtedness ratio to 40% of total asset value (as defined in the credit agreement) and modified certain other terms and conditions of the unsecured revolving credit facility. At June 30, 2012, the Company believes that it was in compliance with all the covenants in the credit agreement.

The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on the Company’s leverage ratio. The Company will also pay a 0.35% fee for any unused portion of the unsecured revolving credit facility. Borrowings from the unsecured revolving credit facility were $0 at June 30, 2012. The Company issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on the Company’s condensed consolidated balance sheet. At June 30, 2012, there was approximately $134.5 million available for borrowing under the unsecured revolving credit facility.

On July 20, 2012, the Company entered into an amended and restated credit agreement, which provided an increase in borrowings available under the credit facility from $200.0 million to $250.0 million, decreased the fees pertaining to the unused capacity and the applicable interest rate and extended the maturity date. The amended maturity date is July 19, 2016, which may be extended for one additional year at the Company’s option. In addition, the amendment improved certain other terms and conditions of the unsecured revolving credit facility.

The Company has entered into a construction loan agreement in connection with construction activities at one of its development properties. The construction loan provides for borrowings of up to $18.0 million, which bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on the Company’s leverage ratio, with a maturity date of March 1, 2013. The maturity date may be extended for each of two one-year extension periods, at the Company’s option and upon the satisfaction of conditions precedent. As of June 30, 2012, there were $13.6 million in outstanding borrowings on the construction loan at an interest rate of 2.45%.

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

The calculation of diluted earnings per share for the three and six months ended June 30, 2012 and 2011 does not include unvested restricted common shares, contingently issuable shares (Note 3), or OP units as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. In addition, common shares issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Stock were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three and six months ended June 30, 2012 and 2011.

Computations of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 (in thousands, except share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Basic earnings per share:
Income (loss) from continuing operations	$357	$(2,458)	$790	$(3,034)
Preferred dividends	(2,744)	(875)	(4,865)	(1,478)
Allocation to participating securities	(149)	(157)	(299)	(305)
Loss from continuing operations attributable to non-controlling interests	11	277	16	252

Loss from continuing operations attributable to the common stockholders	$(2,525)	$(3,213)	$(4,358)	$(4,565)

Net (loss) income attributable to the common stockholders	$(2,376)	$1,061	$(4,059)	$429
Allocation to participating securities	(149)	(157)	(299)	(305)

Net (loss) income applicable to the common stockholders	$(2,525)	$904	$(4,358)	$124

Weighted-average common shares outstanding:
Basic and diluted	32,785,490	15,855,786	32,273,468	15,685,606

Basic and diluted earnings per share:
Loss from continuing operations per share attributable to the common stockholders	$(0.08)	$(0.20)	$(0.14)	$(0.29)
Income from discontinued operations per share attributable to the common stockholders	—	0.26	—	0.30

Net loss per share attributable to the common stockholders	$(0.08)	$0.06	$(0.14)	$0.01

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

During the three and six months ended June 30, 2012, the Company recorded no amounts in earnings attributable to hedge ineffectiveness. During the next twelve months, the Company estimates that an additional $607,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of June 30, 2012, the Company had the following outstanding interest rate swaps and other derivatives instruments (in thousands):

	Fair Value(1)		Current Notional Amount	Strike Rate	Expiration Date
Type of Derivative Instrument	June 30, 2012	December 31, 2011
Interest rate swaps(2)	$857	$965	$55,800	1.34% to 1.48%	December 2013
Other derivative instrument(3)	1,345	3,050			March 2013

Total derivative instruments	$2,202	$4,015

(1)	Fair value of derivative instruments does not include any related accrued interest payable to the counterparty.

(2)	The interest rate swaps are classified within accounts payable and other liabilities on the accompanying condensed consolidated balance sheets.

(3)

The Company’s purchase agreement executed in connection with the acquisition of the Edwards Theatres property in March 2011 contained a provision determined to be an embedded derivative instrument. The embedded derivative provides a guaranteed fair value for the OP units provided to the sellers of the property if redeemed for shares of the Company’s common stock or cash, at the Company’s election, prior to March 2013. The fair value of the embedded derivative at each period is calculated through the use of a Monte Carlo valuation model based on the historical volatility and closing price of the Company’s common stock and a risk-free interest rate (see Note 16 for discussion of changes in the fair value of this derivative). The embedded derivative is classified within accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended June 30, 2012 and 2011 (in thousands):

	Income Statement Impact of Derivative Instruments For the Three Months Ended June 30, 2012
	Amount of Unrealized Gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative instruments:
Interest rate swaps	$(39)	Interest expense	$(163)	Other income/expense	$—
Other derivatives	—	—	—	Changes in fair value of financial instruments and gain on OP unit redemption	589

Total	$(39)		$(163)		$589

	Income Statement Impact of Derivative Instruments For the Three Months Ended June 30, 2011
	Amount of Unrealized Gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative instruments:
Interest rate swaps	$(802)	Interest expense	$(163)	Other income/expense	$—
Other derivatives	—	—	—	Changes in fair value of financial instruments and gain on OP unit redemption	512

Total	$(802)		$(163)		$512

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the six months ended June 30, 2012 and 2011 (in thousands):

	Income Statement Impact of Derivative Instruments For the Six Months Ended June 30, 2012
	Amount of Unrealized Gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative instruments:
Interest rate swaps	$(212)	Interest expense	$(320)	Other income/expense	$—
Other derivatives	—	—	—	Changes in fair value of financial instruments and gain on OP unit redemption	1,051

Total	$(212)		$(320)		$1,051

	Income Statement Impact of Derivative Instruments For the Six Months Ended June 30, 2011
	Amount of Unrealized Gain/(loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative instruments:
Interest rate swaps	$(733)	Interest expense	$(315)	Other income/expense	$—
Other derivatives	—	—	—	Changes in fair value of financial instruments and gain on OP unit redemption	512

Total	$(733)		$(315)		$512

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

If the Company had breached any of these provisions at June 30, 2012, it could have been required to settle its obligations under the agreements at their termination value. As of June 30, 2012, the termination value defined as the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was a liability of approximately $911,000. As of June 30, 2012, the Company has not posted any collateral related to these agreements.

Although the Company’s derivative contracts are subject to a master netting arrangement, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheet.

12. Equity

The Company has issued restricted stock awards to senior executives, directors and employees totaling 1,100,042 shares of common stock (net of forfeitures of 3,000 shares), which are included in the total shares of common stock outstanding as of June 30, 2012.

As of June 30, 2012, the Company had outstanding 2,000,000 shares of 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (“Series A preferred stock”), with a liquidation preference of $25.00 per share. The Company pays cumulative dividends on the Series A preferred stock when, as and if declared by the Company’s Board of Directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series A preferred stock is $1.75, payable quarterly in arrears on the 15th calendar day of January, April, July and October of each year. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

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

The Company’s Board of Directors has authorized a stock repurchase program under which the Company may acquire up to $30.0 million of its common stock in open market and negotiated purchases with no expiration date. Through June 30, 2012, the Company has repurchased 674,866 shares of its common stock for an aggregate cost of approximately $6.7 million (including transaction costs) at a weighted average purchase price of $9.99 per share. The shares were subsequently retired by the Company.

On January 31, 2012, the Company completed the issuance of 3,680,000 shares of 8.125% Series B preferred stock (“Series B preferred stock”), with a liquidation preference of $25.00 per share, including the exercise of an overallotment option of 480,000 shares. The Company pays cumulative dividends on the Series B preferred stock, when, as and if declared by the Company’s board of directors, at a rate of 8.125% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series B preferred stock is $2.03125, payable quarterly in arrears on the 15th calendar day of January, April, July and October of each year. Holders of the Series B preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. At any time on and after January 31, 2017, the Company may, at its option, redeem the Series B preferred stock, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. In addition, upon the occurrence of a change of control, the Company or a successor may, at its option, redeem the Series B preferred stock, in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. Net proceeds from this offering were approximately $88.7 million. The Company used the net proceeds of this offering to repay the outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes.

On March 9, 2012, the Company entered into equity distribution agreements (the “2012 Equity Distribution Agreements”) with four sales agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through, at its discretion, any of the sales agents. The sales of common stock made under the 2012 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). During the six months ended June 30, 2012, no shares were issued under any of the 2012 Equity Distribution Agreements. Subsequent to June 30, 2012, the Company completed the issuance of 254,100 shares pursuant to the 2012 Equity Distribution Agreements, resulting in net proceeds of approximately $3.0 million at an average stock issuance price of $12.17 per share.

Consolidated net income is reported in the Company’s condensed consolidated financial statements at amounts that include the amounts attributable to both the common stockholders and the non-controlling interests. In conjunction with the Company’s formation transactions, interests in four properties were contributed in exchange for 641,062 OP units. In March 2011, the Company issued an additional 764,343 OP units in connection with the acquisition of the Edwards Theatres property. During the six months ended June 30, 2012, a total of 299,927 OP units related to the Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of an additional 193,510 shares of common stock and cash payments totaling approximately $1.9 million to former unitholders (see Note 16 for further discussion).

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

The following table shows the vested ownership interests in the Operating Partnership as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	32,813,808	96.7%	29,271,593	95.4%
Non-controlling interest consisting of:
OP units	1,105,478	3.3%	1,405,405	4.6%

Total	33,919,286	100.0%	30,676,998	100.0%

A charge/credit is recorded each period in the consolidated statements of income for the non-controlling interests’ proportionate share of the Company’s net income (loss). Ownership interests held by the Company do not include unvested restricted stock.

2010 Equity Incentive Award Plan

The Company has established the 2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (the “2010 Plan”), pursuant to which the Company’s Board of Directors or a committee of its independent directors may make grants of stock options, restricted stock, stock appreciation rights and other stock-based awards to its non-employee directors, employees and consultants. The maximum number of shares of the Company’s common stock that may be issued pursuant to the 2010 Plan is 1,350,000 (of which 249,958 shares of common stock remain available for issuance as of June 30, 2012).

The following shares of restricted common stock were issued during the three months ended March 31, 2012 and June 30, 2012:

Grant Data	Price at Grant Date	Number	Vesting Period (yrs.)
Three months ended March 31, 2012(1)	$12.42	5,000	4
Three months ended June 30, 2012(2)	$11.99	13,356	1

(1)

Shares issued to certain of the Company’s employees. These shares vest over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in equal quarterly installments thereafter.

(2)	Shares issued to members of the Company’s board of directors. These shares vest in equal monthly installments.

Shares of the Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Company’s restricted common stock have full voting rights and rights to dividends upon grant. During the three and six months ended June 30, 2012, the Company recognized compensation expense of $804,000 and $1.6 million, respectively, related to the restricted common stock grants ultimately expected to vest. During the three and six months ended June 30, 2011, the Company recognized compensation expense of $1.2 million and $1.8 million, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures. Stock compensation expense is included in general and administrative in the Company’s accompanying condensed consolidated statements of operations.

As of June 30, 2012 and December 31, 2011, there was approximately $5.0 million and $6.4 million, respectively, of total unrecognized compensation expense related to the non-vested shares of the Company’s restricted common stock. As of June 30, 2012, this expense was expected to be recognized over a weighted-average remaining period of 2.5 years.

	Number of Unvested Shares of Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — January 1, 2012	1,018,220	$10.69
Grants	18,356	$12.11
Forfeitures	—	$—
Vested	(117,936)	$12.18

Balance — June 30, 2012	918,640	$9.99

Expected to vest — June 30, 2012	918,640	$9.99

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount of their eligible compensation as determined by the Internal Revenue Service. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to 3.0% of eligible compensation and 50% of employee deferrals for the next 2.0% of eligible compensation, is fully vested and funded as of June 30, 2012. Costs related to the matching portion of the plan were approximately $30,000 and $21,000, respectively, for the three months ended June 30, 2012 and 2011 and approximately $57,000 and $41,000, respectively, for the six months ended June 30, 2012 and 2011.

13. Related Party Transactions

Subsequent to the Offering, many of the employees of Excel Realty Holdings, LLC (“ERH”) became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. In the three months ended June 30, 2012 and 2011, approximately $79,000 and $57,000, respectively, was reimbursed to the Company from ERH and included in other income in the consolidated statements of operations. In the six months ended June 30, 2012 and 2011, approximately $148,000 and $106,000, respectively, was reimbursed to the Company from ERH and included in other income in the consolidated statements of operations.

14. Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including the requirement that it distribute currently at least 90% of its REIT taxable income to its stockholders. It is the Company’s intention to comply with these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal, state or local income taxes on income it distributes currently (in accordance with the Code and applicable regulations) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, properties and operations and to federal income and excise taxes on its taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

15. Commitments and Contingencies

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

Other

The Company’s other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In management’s opinion, these matters are not expected to have a material adverse effect on its condensed consolidated balance sheets, results of operations or cash flows. In addition, the Company expects to incur approximately $9.2 million in construction costs on two non-operating properties (primarily related to leasing commissions and final tenant build-outs).

16. Fair Value of Financial Instruments

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

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis and changes in the fair value for each reporting period (in thousands):

	Balance at June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Interest rate swaps (see Note 11)	$(857)	$—	$(857)	$—
Contingent consideration related to business combinations(1)	772	—	—	772
Derivative instrument related to business combinations (see Note 11)(2)	(1,345)	—	—	(1,345)
Investment in equity securities (see Note 2)	6,461	6,461	—	—

	Balance at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Interest rate swaps (see Note 11)	$(965)	$—	$(965)	$—
Contingent consideration related to business combinations(3)	(1,613)	—	—	(1,613)
Derivative instrument related to business combinations (see Note 11)(2)	(3,050)	—	—	(3,050)
Investment in equity securities (see Note 2)	9,164	9,164	—	—

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

During the six months ended June 30, 2012, 299,927 OP units were tendered to the Company for redemption, resulting in the issuance of 193,510 shares of common stock and cash payments totaling approximately $1.9 million. The Company has recognized the acquisition of non-controlling interests based on the fair value of shares issuable in connection with the one-for-one redemption right available to all holders of OP units. The Company recognized gains of approximately $175,000 and $349,000 in the three and six months ended June 30, 2012, respectively, as a result of the excess of the fair value of the guarantee over the fair value of the consideration required to settle. In total, the Company recognized an increase in additional paid in capital and common stock, par value, of approximately $2.3 million. The Company also recognized additional gains of $415,000 and $702,000 in the three and six months ended June 30, 2012, respectively, for changes in fair value of financial instruments and gain on OP unit redemption in the consolidated statements of operations as a result of updated valuations of the remaining provision.

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

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2012 (in thousands):

	Contingent Consideration Related to Business Combinations	Derivative Instruments Related to Business Combinations
Beginning balance, January 1, 2012	$(1,613)	$(3,050)
Total gains:
Included in earnings(1)	—	1,051
Purchases, issuances, or settlements(1)	2,385	654

Ending balance, June 30, 2012	$772	$(1,345)

(1)

The change of $2.4 million for contingent consideration related to business combinations during the six months ended June 30, 2012 is comprised of (1) a decrease in the liability balance due to the payment of approximately $1.6 million in earn-outs in January 2012 and (2) the recognition of a master lease asset of $772,000 related to the acquisition of the Promenade Corporate Center property. The change of $1.7 million for derivative instruments related to business combinations during the six months ended June 30, 2012 is comprised of (1) a decrease of $1.0 million due to a redemption of OP units related to the acquisition of the Edwards Theatres property (which includes a gain of $349,000 that is included in earnings) and (2) a gain of $702,000 included in earnings related to the change in the fair value of the derivative liability.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2011 (in thousands):

	Contingent Consideration Related to Business Combinations	Derivative Instruments Related to Business Combinations
Beginning balance, January 1, 2011	$(2,438)	$—
Total gains:
Included in earnings(1)	328	512
Purchases, issuances, or settlements(1)	—	(4,204)

Ending balance, June 30, 2011	$(2,110)	$(3,692)

(1)

The change of $328,000 for contingent consideration related to business combinations during the six months ended June 30, 2011 is due to changes in the Company’s initial estimates of the fair value of contingent consideration as a result of a fewer number of executed leases. The change of $3.7 million for derivative instruments related to business combinations during the six months ended June 30, 2011 is comprised of (1) the recognition of a liability in the amount of $4.2 million in connection with the purchase of the Edwards Theatres property in March 2011 and (2) a gain of $512,000 included in earnings related to the change in the fair value of the derivative liability.

There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to fair value measurements using level three inputs during the three and six months ended June 30, 2012 and 2011.

The following table provides quantitative disclosure about significant unobservable inputs related to financial assets and liabilities measured on a recurring basis (Level 3 of the fair value hierarchy) as of June 30, 2012:

	Fair Value at June 30, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Contingent consideration related to business combinations(1)	$772	Cash flow	Tenant improvement allowance Lease commission TI construction period	$12.00/sf 6.0% 2 months
Derivative instrument related to business combinations(2)	$1,345	Monte Carlo	Share volatility Expected term Risk free rate	46.0% 0.7 years 0.2%

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

The fair values of certain additional financial assets and liabilities at June 30, 2012 and December 31, 2011 (fair value measurements categorized as Level 3 of the fair value hierarchy) are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Note receivable (Other Assets)	$750	$750	$—	$—
Mortgage loan receivable	—	—	2,000	2,000
Financial liabilities:
Mortgage notes payable	272,485	277,736	244,961	248,597
Notes payable	13,629	13,617	21,000	20,661

17. Segment Disclosure

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

The following tables reconcile the Company’s segment activity to its condensed consolidated results of operations and financial position for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Office Properties:
Total revenues	$2,274	$797	$4,106	$1,619
Property operating expenses	(819)	(168)	(1,416)	(338)

Property net operating income, as defined	1,455	629	2,690	1,281
General and administrative	(29)	(1)	(97)	(1)
Depreciation and amortization	(1,055)	(239)	(1,849)	(479)
Interest expense	(197)	(201)	(395)	(400)

Income from continuing operations	174	188	349	401
Income from discontinued operations	—	—	—	—

Net income	$174	$188	$349	$401

Retail Properties:
Total revenues	$18,254	$11,992	$36,202	$21,649
Property operating expenses	(4,144)	(2,919)	(7,953)	(5,406)

Property net operating income, as defined	14,110	9,073	28,249	16,243
General and administrative	(3,283)	(3,139)	(6,718)	(5,789)
Depreciation and amortization	(7,497)	(6,161)	(14,982)	(10,082)
Interest expense	(3,789)	(3,302)	(7,265)	(5,668)
Interest income	53	43	106	84
Changes in fair value of earn-outs	—	—	—	937
Changes in fair value of financial instruments and gain on OP unit redemption	589	840	1,051	840

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income (loss) from continuing operations	183	(2,646)	441	(3,435)
Income from discontinued operations	—	4,483	—	4,999

Net income (loss)	$183	$1,837	$441	$1,564

Total Reportable Segments:
Total revenues	$20,528	$12,789	$40,308	$23,268
Property operating expenses	(4,963)	(3,087)	(9,369)	(5,744)

Property net operating income, as defined	15,565	9,702	30,939	17,524
General and administrative	(3,312)	(3,140)	(6,815)	(5,790)
Depreciation and amortization	(8,552)	(6,400)	(16,831)	(10,561)
Interest expense	(3,986)	(3,503)	(7,660)	(6,068)
Interest income	53	43	106	84
Changes in fair value of earn-outs	—	—	—	937
Gain on changes in fair value of financial instruments and gain on OP unit redemption	589	840	1,051	840

(Loss) income from continuing operations	357	(2,458)	790	(3,034)
Income from discontinued operations	—	4,483	—	4,999

Net (loss) income	$357	$2,025	$790	$1,965

Attributable to Controlling Interest:
Income (loss) attributable to Excel Trust, Inc.	$357	$2,025	$790	$1,965
Net loss (income) attributable to non-controlling interests in operating partnership	86	(94)	157	(95)
Net income attributable to non-controlling interests in consolidated joint ventures	(75)	5	(141)	37

Net income (loss) attributable to Excel Trust, Inc.	$368	$1,936	$806	$1,907

	June 30,	December 31,
	2012	2011
Assets:
Office Properties:
Total assets	$67,758	$15,562
Retail Properties:
Total assets	752,786	672,109

Total Reportable Segments & Consolidated Assets:
Total assets	$820,544	$687,671

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2012, we owned an operating portfolio consisting of 23 retail properties totaling approximately 4.2 million square feet of gross leasable area (including a 50% consolidated joint venture), which were approximately 94.2% leased and had a weighted average remaining lease term of approximately seven years, based on gross leasable area. In addition, we owned two commercial office properties totaling 338,333 square feet of gross leasable area, which were 84.3% leased as of June 30, 2012. We utilize a portion of the Excel Centre property as our headquarters and the Promenade Corporate Center property. We also owned two non-operating development properties, which had substantially completed construction and were partially leased as of June 30, 2012.

Our operations are carried on primarily through our Operating Partnership. Pursuant to contribution agreements, we and our Operating Partnership received a contribution of interests in four properties as well as the property management, leasing and real estate development operations of the properties in exchange for the issuance of shares of our common stock or OP units and/or the payment of cash to the contributors and the assumption of debt and other specified liabilities in connection with our initial public offering.

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

Results of Operations

We operate through two reportable business segments: retail properties and office properties. The office segment consists of two properties, Excel Centre, a portion of which is utilized as our headquarters, and the Promenade Corporate Center. These properties total 338,333 square feet of gross leasable area. All of our other properties are reported in the retail segment. At June 30, 2012, we owned 23 retail operating properties with a total of approximately 4.2 million square feet of gross leasable area.

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

You should read the following discussion in conjunction with the segment information disclosed in Note 17 to our condensed consolidated financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the three and six months ended June 30, 2012 and 2011 may not be indicative of our future results of operations.

Retail Properties

In the six months ended June 30, 2012, we acquired three retail operating properties for a total of approximately $89.9 million, including the assumption of a mortgage note in the amount of $28.3 million. We utilized borrowings from our unsecured revolving credit facility and proceeds from our Series B preferred stock offering to acquire these properties. At June 30, 2012, we owned 23 retail operating properties totaling approximately 4.2 million square feet. The properties were 94.2% leased and 20 leases were signed or renewed in the six months ended June 30, 2012 for a total of approximately 42,000 square feet. The following is a comparison of the retail properties segment operating results of the Company, for the three and six months ended June 30, 2012 and 2011.

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

Total revenues, which include rental revenues and tenant recoveries including insurance, property taxes and other operating expenses paid by tenants, increased by $6.3 million, or 52.2%, to $18.3 million for the three months ended June 30, 2012 compared to $12.0 million for the three months ended June 30, 2011. The increase was primarily related to our acquisition of seven retail operating properties after March 31, 2011, the commencement of leases at a property formerly under redevelopment that was placed into service in 2011, and the commencement of a portion of the leases at our non-operating development properties in 2011 and 2012.

Property operating expenses, which include maintenance and repair expenses, real estate taxes, management fees and other operating expenses including bad debts, increased by $1.2 million, or 42.0%, to $4.1 million for the three months ended June 30, 2012 compared to $2.9 million for the three months ended June 30, 2011. The increase was primarily related to the acquisition of seven retail operating properties after March 31, 2011, the commencement of leases at a property formerly under redevelopment that was placed into service in 2011 and the commencement of a portion of the leases at our non-operating development properties in 2011 and 2012.

General and administrative expenses were $3.3 million for the three months ended June 30, 2012 compared to $3.1 million for the three months ended June 30, 2011. Included was share-based compensation expense for the three months ended June 30, 2012 and 2011 of $804,000 and $1.3 million, respectively. The increase was due to higher acquisition costs related to completed and pending acquisitions, benefit and compensation costs related to an increase in total employees, and an increase in other professional and audit fees, partially offset by the decrease in share-based compensation expense as a result of the graded vesting method of recognizing compensation expense related to the 2011 performance-based stock awards, which results in declining amounts of compensation expense in 2012 and 2013 as compared to 2011.

Depreciation and amortization expense increased $1.3 million, or 21.7%, to $7.5 million for the three months ended June 30, 2012 compared to $6.2 million for the three months ended June 30, 2011. The increase was primarily related to our acquisition of seven retail operating properties after March 31, 2011 and the commencement of depreciation at our two development properties in 2012.

Interest expense increased $477,000, or 14.6%, to $3.7 million for the three months ended June 30, 2012 compared to $3.3 million for the three months ended June 30, 2011. The increase was primarily due to the assumption of approximately $142.3 million of mortgage debt in connection with our property acquisitions in 2011 and 2012, partially offset by a decrease in the interest rate and fees associated with our unsecured revolving credit facility as a result of a June 2011 amendment and a decrease in the average borrowings outstanding on our unsecured revolving credit facility for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

A gain on changes in fair value of financial instruments and gain on OP unit redemption of approximately $589,000 was recognized in the three months ended June 30, 2012 as a result of (1) a decrease in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 and (2) the redemption of 178,075 OP units (see Notes 3 and 16 of the consolidated financial statements contained elsewhere herein for further discussion). A gain on changes in fair value of financial instruments of approximately $512,000 was recognized in the three months ended June 30, 2011 as a result of a decrease in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 (see Notes 3 and 16 of the consolidated financial statements contained elsewhere herein for further discussion). In addition, a gain of approximately $328,000 on changes in fair value of earn-outs (included in total expenses in the accompanying condensed consolidated statements of income) was recognized in the three months ended June 30, 2011 as a result of a decrease in the estimated fair value of additional consideration due to sellers of properties acquired in 2010 from updated leasing assumptions related to prospective leasing.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Total revenues, which include rental revenues and tenant recoveries including insurance, property taxes and other operating expenses paid by tenants, increased by $14.6 million, or 67.2%, to $36.2 million for the six months ended June 30, 2012 compared to $21.6 million for the six months ended June 30, 2011. The increase was primarily related to our acquisition of eight retail operating properties (not including Rite Aid, an outparcel to Vestavia Hills City Center) in 2011 and 2012, the commencement of leases at a property formerly under redevelopment that was placed into service in 2011, and the commencement of a portion of the leases at our two development properties in 2011 and 2012.

Property operating expenses, which include maintenance and repair expenses, real estate taxes, management fees and other operating expenses including bad debts, increased by $2.5 million, or 47.1%, to $7.9 million for the six months ended June 30, 2012 compared to $5.4 million for the six months ended June 30, 2011. The increase was primarily related to the acquisition of seven retail operating properties in 2011 and 2012 that are not under triple-net leases (one property and the Rite Aid outparcel at Vestavia Hills City Center acquired in 2011 were under triple-net leases), the commencement of leases at a property formerly under redevelopment that was placed into service in 2011 and the commencement of a portion of the leases at our non-operating development properties in 2011 and 2012.

General and administrative expenses were $6.7 million for the six months ended June 30, 2012 compared to $5.8 million for the six months ended June 30, 2011. Included was share-based compensation expense for the six months ended June 30, 2012 and 2011 of $1.6 million and $1.8 million, respectively. The increase was primarily due to an overall increase in compensation expense (including benefits and payroll taxes), which increased by approximately $517,000 due to an overall increase in total employees, partially offset by the decrease in share-based compensation expense as a result of the graded vesting method of recognizing compensation expense related to the 2011 performance-based stock awards, which results in declining amounts of compensation expense in 2012 and 2013 as compared to 2011. The increase was also due to higher acquisition costs related to completed and pending acquisitions, benefit and compensation costs related to an increase in total employees, and an increase in other professional and audit fees.

Depreciation and amortization expense increased $4.9 million, or 48.6%, to $15.0 million for the six months ended June 30, 2012 compared to $10.1 million for the six months ended June 30, 2011. The increase was primarily related to our acquisition of eight retail operating properties (not including Rite Aid, an outparcel to Vestavia Hills City Center) in 2011 and 2012 and the commencement of depreciation at our two development properties in 2012.

Interest expense increased $1.6 million, or 28.2%, to $7.2 million for the six months ended June 30, 2012 compared to $5.6 million for the six months ended June 30, 2011. The increase was primarily due to the assumption of approximately $142.3 million of mortgage debt in connection with our property acquisitions in 2011 and 2012, partially offset by a decrease in the interest rate and fees associated with our unsecured revolving credit facility as a result of a June 2011 amendment and a decrease in the average borrowings outstanding on our unsecured revolving credit facility for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

A gain on acquisition of real estate and sale of land parcel of approximately $937,000 was recognized during the six months ended June 30, 2011 related to a property acquired in 2011, representing the difference between the fair value at the date of closing and the price paid (see Note 3 of the consolidated financial statements contained elsewhere herein).

A gain on changes in fair value of financial instruments and gain on OP unit redemption of approximately $1.1 million was recognized in the six months ended June 30, 2012 as a result of (1) a decrease in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 and (2) the redemption of 299,927 OP units (see Notes 3 and 16 of the consolidated financial statements contained elsewhere herein for further discussion). A gain on changes in fair value of financial instruments of approximately $512,000 was recognized in the six months ended June 30, 2011 as a result of a decrease in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 (see Notes 3 and 16 of the consolidated financial statements contained elsewhere herein for further discussion). In addition, a gain of approximately $328,000 on changes in fair value of earn-outs (included in total expenses in the accompanying condensed consolidated statements of income) was recognized in the six months ended June 30, 2011 as a result of a decrease in the estimated fair value of additional consideration due to sellers of properties acquired in 2010 from updated leasing assumptions related to prospective leasing.

Commercial Office Properties

In the six months ended June 30, 2012, we acquired one commercial office property, the Promenade Corporate Center, for a total of approximately $53.0 million, consisting of $13.9 million in cash and the issuance of shares of the Company’s common stock valued at approximately $39.1 million. The following is a comparison, for the three and six months ended June 30, 2012 and 2011 of the commercial office properties segment operating results of the Company.

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

Total revenues increased by $1.5 million, or 185.3% to $2.3 million for the three months ended June 30, 2012 compared to $797,000 for the three months ended June 30, 2011. The increase was the result of the acquisition of the Promenade Corporate Center in January 2012 and the commencement of new leases at the Excel Centre property in 2012.

Property operating expenses increased by $651,000, or 387.5% to $819,000 for the three months ended June 30, 2012 compared to $168,000 for the three months ended June 30, 2011. The increase was primarily the result of the acquisition of the Promenade Corporate Center in January 2012.

General and administrative expenses were $29,000 for the three months ended June 30, 2012 compared to $1,000 for the three months ended June 30, 2011. The increase was primarily due to costs related to the acquisition of the Promenade Corporate Center in January 2012.

Depreciation and amortization expense increased by $816,000, or 341.4% to $1.1 million for the three months ended June 30, 2012 compared to $239,000 for the three months ended June 30, 2011. The increase was primarily the result of the acquisition of the Promenade Corporate Center in January 2012.

Interest expense did not change significantly ($201,000 for the three months ended June 30, 2012 and $197,000 for the three months ended June 30, 2011) as there was no significant change in the mortgage balance outstanding related to the Excel Centre property other than scheduled principal amortization from monthly debt payments (no debt was assumed related to the acquisition of the Promenade Corporate Center).

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Total revenues increased by $2.5 million, or 153.6% to $4.1 million for the six months ended June 30, 2012 compared to $1.6 million for the six months ended June 30, 2011. The increase was primarily the result of the acquisition of the Promenade Corporate Center in January 2012.

Property operating expenses increased by $1.1 million, or 318.9% to $1.4 million for the six months ended June 30, 2012 compared to $338,000 for the six months ended June 30, 2011. The increase was primarily the result of the acquisition of the Promenade Corporate Center in January 2012.

General and administrative expenses were $97,000 for the six months ended June 30, 2012 compared to $1,000 for the three months ended June 30, 2011. The increase was primarily due to costs related to the acquisition of the Promenade Corporate Center in January 2012.

Depreciation and amortization expense increased by $1.4 million, or 286.0% to $1.8 million for the six months ended June 30, 2012 compared to $479,000 for the six months ended June 30, 2011. The increase was primarily the result of the acquisition of the Promenade Corporate Center in January 2012.

Interest expense did not change significantly ($395,000 for the six months ended June 30, 2012 and $401,000 for the six months ended June 30, 2011) as there was no significant change in the mortgage balance outstanding related to the Excel Centre property other than scheduled principal amortization from monthly debt payments (no debt was assumed related to the acquisition of the Promenade Corporate Center).

Cash Flows

The following is a comparison, for the six months ended June 30, 2012 and 2011, of the cash flows of the Company.

Cash and cash equivalents were $7.2 million and $88.7 million at June 30, 2012 and 2011, respectively.

Net cash provided by operating activities was $16.6 million for the six months ended June 30, 2012 compared to $11.7 million for the six months ended June 30, 2011, an increase of $4.9 million. The increase was primarily due to cash flow generated by acquisitions and cash rent starts on new leases as well as a decrease from non-cash reconciling adjustments recognized during the six months ended June 30, 2011 (primarily gains on the acquisition and sale of real estate totaling approximately $4.9 million).

Net cash used in investing activities was $77.6 million for the six months ended June 30, 2012 compared to $34.3 million for the six months ended June 30, 2011, an increase of $43.3 million. The increase in net cash used was primarily the result of an increase in property acquisitions during the six months ended June 30, 2012 compared to the same period in 2011, partially offset by proceeds from the sale of equity securities in the amount of approximately $2.9 million and the collection of an outstanding mortgage loan receivable in the amount of $2.0 million.

Net cash provided by financing activities was $62.9 million for the six months ended June 30, 2012 compared to $104.8 million for the six months ended June 30, 2011, a decrease of $41.9 million. The decrease was primarily due to lower net proceeds from common and preferred stock offerings of $88.7 million compared to $198.0 million for the six months ended June 30, 2012 and 2011, respectively, higher payments on mortgage notes in 2012, and cash payments totaling $1.9 million pursuant to the redemption of OP units during the six months ended June 30, 2012. The decrease was partially offset by a decrease in payments on notes payable of $46.5 million compared to $114.8 million for the six months ended June 30, 2012 and 2011, respectively.

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

The following table presents a reconciliation of our FFO for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net (loss) income attributable to the common stockholders	$(2,376)	$1,061	$(4,059)	$429
Non-controlling interests in operating partnership	(86)	94	(157)	95
Depreciation and amortization	8,552	6,607	16,831	10,976
Depreciation and amortization related to joint venture	(85)	(45)	(124)	(45)
Gain on acquisition of real estate	—	—	—	(937)
Gain on sale of real estate assets	—	(3,976)	—	(3,976)

Funds from operations	$6,005	$3,741	$12,491	$6,542

Liquidity and Capital Resources

At June 30, 2012, we had $7.2 million of cash and cash equivalents on hand.

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

We intend to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance or will borrow from our unsecured credit facility to pay for upcoming debt maturities. We expect to incur approximately $9.2 million of additional construction costs on our two non-operating properties (primarily related to leasing commissions and final tenant build-outs). Funds for these costs are expected to come from new mortgage financing, borrowings from our unsecured revolving credit facility and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness, long-term secured and unsecured indebtedness and the use of net proceeds from the disposition of non-strategic assets. In addition, we may, from time to time, offer and sell additional shares of preferred stock, as well as debt securities, common stock, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs.

On January 23, 2012, we entered into a fourth amendment to our credit agreement, which increased the maximum secured indebtedness ratio to 40% of total asset value (as defined in the credit agreement) and modified certain other terms and conditions of the unsecured revolving credit facility.

The unsecured revolving credit facility has a borrowing capacity of $200.0 million, which may be increased from time to time up to an additional $200.0 million for a total borrowing capacity of $400.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is July 7, 2014 and may be extended for one additional year at our option. The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio. We also pay a 0.35% fee for any unused portion of the unsecured revolving credit facility. Borrowings under the unsecured revolving credit facility were $0 at June 30, 2012. In addition, we issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on our consolidated balance sheet. At June 30, 2012, there was approximately $134.5 million available for borrowing under the unsecured revolving credit facility.

On July 20, 2012, we entered into an amended and restated credit agreement, which provided an increase in borrowings available under our credit facility from $200.0 million to $250.0 million, decreased the fees pertaining to the unused capacity and the applicable interest rate and extended the maturity date. The amended maturity date is July 19, 2016, which may be extended for one additional year at our option. In addition, the amendment improved certain other terms and conditions of the unsecured revolving credit facility.

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

The following is a summary of key financial covenants and their covenant levels as of June 30, 2012:

	Required	Actual
Key financial covenant:
Ratio of total liabilities to total asset value (maximum)	60.0%	35.9%
Ratio of adjusted EBITDA to fixed charges (minimum)	1.50	1.63
Ratio of secured indebtedness to total asset value (maximum)	40.0%	34.4%

(1)	For a complete listing of all debt covenants related to our consolidated indebtedness as well as definitions of the above terms, please refer to our applicable filings with the SEC.

Under our credit agreement, cash dividends on our common stock, as well as our preferred stock, may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement), and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status. As of June 30, 2012, we believe that we were in compliance with all of the covenants under our credit agreement.

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

On March 9, 2012, we entered into equity distribution agreements with four sales agents, under which we can issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through, at our discretion, any of the sales agents. The sales of common stock made under the equity distribution agreements will be made in “at the market” offerings as defined in the Securities Act. During the six months ended June 30, 2012, no shares were issued under any of the equity distribution agreements. Subsequent to June 30, 2012, we completed the issuance of 254,100 shares pursuant to the equity distribution agreements, resulting in net proceeds of approximately $3.0 million at an average stock issuance price of $12.17 per share.

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

As of June 30, 2012, our ratio of debt-to-gross undepreciated asset value was approximately 33.7%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and our Board of Directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments, Contingencies and Contractual Obligations

The following table outlines our contractual obligations (dollars in thousands) at June 30, 2012 related to our mortgage and note indebtedness and other commitments:

	Payments by Period
	2012 (six months)	2013-2014	2015-2016	Thereafter	Total
Principal payments — fixed rate debt(1)	$2,053	$157,254	$48,710	$51,736	$259,753
Principal payments — variable rate debt(2)	—	13,629	—	12,000	25,629
Interest payments — fixed rate debt(1)	6,302	21,067	8,475	9,152	44,996
Interest payments — variable rate debt(2)	178	101	46	391	716
Construction costs(3)	1,900	7,273	—	—	9,173

	$10,433	$199,324	$57,231	$73,279	$340,267

(1)

Includes a mortgage payable at our Park West Place property, which bears interest at a rate of LIBOR plus 2.5% (contractual interest rate of 2.75% at June 30, 2012). In December 2010, we entered into two interest rate swap contracts equal to the notional value of the mortgage payable, which fix LIBOR at an average of 1.41% for the term of the mortgage.

(2)

Includes redevelopment revenue bonds at our Northside Mall property and outstanding borrowings on our unsecured revolving credit facility and our construction loan (our unsecured revolving credit facility had a balance of $0 at June 30, 2012). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.19% at June 30, 2012). The unsecured revolving credit facility and the construction loan each bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio (interest rate of 2.45% at June 30, 2012).

(3)	Amount represents our estimate of costs expected to be incurred to complete the construction of our two non-operating properties.

Off-Balance Sheet Arrangements

In June 2012, a $2.0 million note receivable to PC Retail, LLC to facilitate the land acquisition and development of a shopping center anchored by Publix in Brandon, Florida was repaid in full, including interest accrued through the date of repayment. We have also entered into a purchase and sale agreement with PC Retail, LLC to acquire the property upon completion of development. The purchase price will be based on the income from leasing of the center. In June 2012, we executed an amendment whereby the closing date for the potential acquisition was extended through December 31, 2012.

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

Distribution Policy

We have elected to be taxed as a REIT under the Code. To continue to qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our REIT taxable income to our stockholders. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate United States federal, state or local income taxes on income we distribute currently (in accordance with the Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to United States federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify for United States federal taxation as a REIT, we may be subject to certain state and local taxes on our income properties and operations and to United States federal income and excise taxes on our taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

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

The fair value of mortgages payable (before premium or discount) at June 30, 2012 was approximately $277.7 million compared to the carrying amount of $272.5 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $5.1 million at June 30, 2012. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $5.3 million at June 30, 2012.

We have entered into a $200.0 million unsecured revolving credit facility. The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio. As of June 30, 2012, we had $12.1 million of debt and commitments outstanding under our unsecured revolving credit facility, comprised of a $12.1 million letter of credit issued under the facility. At June 30, 2012, the outstanding balance on our unsecured revolving credit facility was $0.

We have entered into an $18.0 million construction loan agreement in connection with construction activities at one of our development properties. The construction loan bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio. At June 30, 2012, the outstanding balance on our construction loan was $13.6 million at an interest rate of 2.45%.

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

As of June 30, 2012, we had two interest rate derivatives that were designated as cash flow hedges of interest rate risk. Both derivatives were interest rate swaps and the notional amount totaled $55.8 million. The interest rate swap contracts fixed LIBOR at an average of 1.41% for the term of a mortgage loan which expires in December 2013. The fair value of these derivative financial instruments was approximately $857,000 and is classified in accounts payable and other liabilities on the accompanying condensed consolidated balance sheets.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Credit Agreement, dated July 20, 2012, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, Wells Fargo Securities, LLC and KeyBanc Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Administrative Agent, KeyBank National Association, as Syndication Agent, US Bank, National Association, PNC Bank, National Association and Union Bank, N.A., as Documentation Agents, and certain other lenders party thereto.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCEL TRUST, INC.

By:	/s/ GARY B. SABIN
Gary B. Sabin
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JAMES Y. NAKAGAWA
James Y. Nakagawa
Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Credit Agreement, dated July 20, 2012, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, Wells Fargo Securities, LLC and KeyBanc Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Administrative Agent, KeyBank National Association, as Syndication Agent, US Bank, National Association, PNC Bank, National Association and Union Bank, N.A., as Documentation Agents, and certain other lenders party thereto.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2012.