Form 10-Q
period 2012-09-30
Excel Trust, Inc.
filed 2012-11-08
CIK 1478950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares outstanding as of November 7, 2012 of the registrant’s common stock, $0.01 par value per share: 44,695,046 shares

PART 1 — FINANCIAL INFORMATION

EXCEL TRUST, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS:

Property:
Land	$262,960	$236,941
Buildings	395,338	287,226
Site improvements	43,283	28,257
Tenant improvements	35,003	28,517
Construction in progress	262	21,312
Less accumulated depreciation	(31,074)	(18,294)

Property, net	705,772	583,959
Cash and cash equivalents	16,037	5,292
Restricted cash	5,265	3,680
Tenant receivables, net	4,270	4,174
Lease intangibles, net	68,946	68,556
Mortgage loan receivable	—	2,000
Deferred rent receivable	4,920	2,997
Other assets	20,676	17,013
Investment in unconsolidated entities	1,348	—

Total assets	$827,234	$687,671

LIABILITIES AND EQUITY:

Liabilities:
Mortgages payable, net	$285,069	$244,961
Notes payable	—	21,000
Accounts payable and other liabilities	18,798	21,080
Lease intangibles, net	16,122	13,843
Dividends/distributions payable	8,125	5,801

Total liabilities	328,114	306,685

Equity:
Stockholders’ equity
Preferred stock, 50,000,000 shares authorized
Series A preferred stock; 7.0% cumulative convertible perpetual preferred stock, $50,000,000 liquidation preference ($25.00 per share), 2,000,000 shares issued and outstanding, at September 30, 2012 and December 31, 2011	47,703	47,703
Series B Preferred stock; 8.125% cumulative redeemable preferred stock, $92,000,000 liquidation preference ($25.00 per share), 3,680,000 and 0 shares issued and outstanding, at September 30, 2012 and December 31, 2011, respectively	88,720	—
Common stock, $.01 par value, 200,000,000 shares authorized; 34,891,101 and 30,289,813 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	348	302
Additional paid-in capital	352,282	319,875
Cumulative deficit	(1,970)	(3,277)

	487,083	364,603
Accumulated other comprehensive loss	(567)	(811)

Total stockholders’ equity	486,516	363,792
Non-controlling interests	12,604	17,194

Total equity	499,120	380,986

Total liabilities and equity	$827,234	$687,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Rental revenue	$17,382	$12,538	$50,550	$31,481
Tenant recoveries	4,084	2,702	10,536	6,821
Other income	287	143	975	349

Total revenues	21,753	15,383	62,061	38,651

Expenses:
Maintenance and repairs	1,435	932	4,110	2,351
Real estate taxes	2,579	1,724	7,104	4,236
Management fees	197	155	585	405
Other operating expenses	990	732	2,772	2,294
Change in fair value of contingent consideration	(121)	—	(121)	(328)
General and administrative	3,321	3,187	10,136	8,977
Depreciation and amortization	8,602	6,375	25,432	16,937

Total expenses	17,003	13,105	50,018	34,872

Net operating income	4,750	2,278	12,043	3,779
Interest expense	(4,169)	(3,561)	(11,829)	(9,629)
Interest income	19	144	125	228
Loss from equity in unconsolidated entities	(158)	—	(158)	—
Gain on acquisition of real estate and sale of land parcel	—	—	—	937
Changes in fair value of financial instruments and gain on OP unit redemption	61	(596)	1,112	(84)

Income (loss) from continuing operations	503	(1,735)	1,293	(4,769)
Income from discontinued operations before gain on sale of real estate assets	—	—	—	1,023
Gain on sale of real estate assets	—	—	—	3,976

Income from discontinued operations	—	—	—	4,999

Net income (loss)	503	(1,735)	1,293	230
Net (income) loss attributable to non-controlling interests	(2)	(2)	14	(60)

Net income (loss) attributable to Excel Trust, Inc.	501	(1,737)	1,307	170
Preferred stock dividends	(2,744)	(875)	(7,609)	(2,353)

Net loss attributable to the common stockholders	$(2,243)	$(2,612)	$(6,302)	$(2,183)

Loss from continuing operations per share attributable to the common stockholders — basic and diluted	(0.07)	(0.09)	(0.21)	(0.36)
Net loss per share attributable to the common stockholders — basic and diluted	$(0.07)	$(0.09)	$(0.21)	$(0.13)

Weighted-average common shares outstanding — basic and diluted	33,294	29,634	32,616	20,386

Dividends declared per common share	$0.1625	$0.155	$0.488	$0.445

Net income (loss)	$503	$(1,735)	$1,293	$230
Other comprehensive income (loss):
Change in unrealized gain on investment in equity securities	(30)	(23)	73	(23)
Gain on sale of equity securities (reclassification adjustment)	(1)	—	(12)	—
Change in unrealized loss on interest rate swaps	72	(334)	180	(752)

Comprehensive income (loss)	544	(2,092)	1,534	(545)
Comprehensive (income) loss attributable to non-controlling interests	(3)	14	5	(1)

Comprehensive income (loss) attributable to Excel Trust, Inc.	$541	$(2,078)	$1,539	$(546)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Dollars in thousands)

(Unaudited)

			Common Stock				Accumulated
	Series A Preferred Stock	Series B Preferred Stock	Shares	Amount	Additional Paid-in Capital	Cumulative Deficit	other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at January 1, 2012	$47,703	$—	30,289,813	$302	$319,875	$(3,277)	$(811)	$363,792	$17,194	$380,986
Net proceeds from sale of preferred stock	—	88,720	—	—	—	—	—	88,720	—	88,720
Net proceeds from sale of common stock	—	—	1,082,051	11	12,576	—	—	12,587	—	12,587
Issuance of restricted common stock awards	—	—	18,356	—	—	—	—	—	—	—
Redemption of OP units for common stock and cash	—	—	270,112	3	3,196	—	—	3,199	(4,315)	(1,116)
Issuance of common stock for acquisition	—	—	3,230,769	32	39,076	—	—	39,108	—	39,108
Noncash amortization of share-based compensation	—	—	—	—	2,406	—	—	2,406	—	2,406
Common stock dividends	—	—	—	—	(16,619)	—	—	(16,619)	—	(16,619)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(889)	(889)
Net income	—	—	—	—	—	1,307	—	1,307	(14)	1,293
Preferred stock dividends	—	—	—	—	(7,609)	—	—	(7,609)	—	(7,609)
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	70	70	3	73
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	174	174	6	180
Adjustment for non-controlling interest	—	—	—	—	(619)	—	—	(619)	619	—

Balance at September 30, 2012	$47,703	$88,720	34,891,101	$348	$352,282	$(1,970)	$(567)	$486,516	$12,604	$499,120

		Common Stock				Accumulated
	Series A Preferred Stock	Shares	Amount	Additional Paid-in Capital	Cumulative Deficit	other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at January 1, 2011	$—	15,663,331	$156	$191,453	$(3,725)	$(373)	$187,511	$9,099	$196,610
Net proceeds from sale of preferred stock	47,703	—	—	—	—	—	47,703	—	47,703
Net proceeds from sale of common stock	—	14,375,000	144	149,743	—	—	149,887	—	149,887
Issuance of restricted common stock awards	—	929,348	9	(9)	—	—	—	—	—
Repurchase of common stock	—	(674,866)	(7)	(6,735)	—	—	(6,742)	—	(6,742)
Forfeiture of restricted common stock awards	—	(3,000)	—	—	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	3,126	—	—	3,126	—	3,126
Common stock dividends	—	—	—	(11,660)	—	—	(11,660)	—	(11,660)
Issuance of non-controlling interests	—	—	—	—	—	—	—	9,035	9,035
Distributions to non-controlling interests	—	—	—	—	—	—	—	(669)	(669)
Contributions from non-controlling interests	—	—	—	—	—	—	—	717	717
Net income	—	—	—	—	170	—	170	60	230
Preferred stock dividends	—	—	—	(2,353)	—	—	(2,353)	—	(2,353)
Change in unrealized loss on investment in equity securities	—	—	—	—	—	(22)	(22)	(1)	(23)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	(694)	(694)	(58)	(752)
Adjustment for non-controlling interests	—	—	—	712	—	—	712	(712)	—

Balance at September 30, 2011	$47,703	30,289,813	$302	$324,277	$(3,555)	$(1,089)	$367,638	$17,471	$385,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cash flows from operating activities:
Net income (loss)	$1,293	$230
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,432	17,352
Gain on acquisition of real estate	—	(937)
Changes in fair value of financial instruments and gain on OP unit redemption	(1,112)	84
Gain on sale of real estate assets	—	(3,976)
Changes in fair value of contingent consideration	(121)	(328)

Loss from equity in unconsolidated entities	158	—
Deferred rent receivable	(2,021)	(1,575)
Amortization of above and below market leases	(12)	75
Amortization of deferred balances	1,461	956
Bad debt expense	495	440
Share-based compensation expense	2,406	3,126
Change in assets and liabilities:
Tenant and other receivables	(517)	(1,010)
Other assets	(1,196)	(535)
Accounts payable and other liabilities	2,562	4,510

Net cash provided by operating activities	28,828	18,412

Cash flows from investing activities:
Acquisitions of property, development and property improvements	(104,097)	(61,763)
Proceeds from contribution of real estate assets	21,317	—
Capitalized leasing costs	(1,397)	(933)
Advance of note receivable	(750)	—
Collection of mortgage loan receivable	2,000	—
Purchase of equity securities	(125)	(6,061)
Proceeds from sale of equity securities	4,241	—
Restricted cash	(1,585)	2,684

Net cash used in investing activities	(80,396)	(66,073)

Cash flows from financing activities:
Issuance of common stock	12,676	150,579
Common stock offering costs	(89)	(692)
Repurchase of common stock	—	(6,742)
Issuance of preferred stock	89,102	48,425
Preferred stock offering costs	(382)	(722)
OP unit redemptions	(1,915)	—
Payments on mortgages payable	(3,326)	(5,603)
Borrowings from mortgages payable	13,713	—
Payments on notes payable	(71,000)	(114,849)
Borrowings from notes payable	50,000	30,000
Payments of contingent consideration	1,613	—
Contributions from non-controlling interests	—	130
Distribution to non-controlling interests	(946)	(528)
Preferred stock dividends	(6,051)	(1,624)
Common stock and OP unit dividends/distributions	(15,796)	(8,845)
Deferred financing costs	(2,060)	(2,508)

Net cash provided by financing activities	62,313	87,021

Net increase	10,745	39,360
Cash and cash equivalents, beginning of period	5,292	6,525

Cash and cash equivalents, end of period	$16,037	$45,885

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized of $139 and $243	$9,185	$8,060

Non-cash investing and financing activity:
Acquisition of real estate for common shares and OP units	$39,108	$9,034

Assumption of net mortgage debt in connection with property acquisitions	$29,670	$114,543

Assets received in connection with property acquisitions	$3,784	$693

Liabilities assumed in connection with property acquisitions	$1,445	$4,409

Disposition of real estate assets classified as a 1031 exchange (including gain on sale of real estate assets of $3,976)	$—	$39,300

Acquisitions of real estate assets classified as a 1031 exchange	$—	$39,300

Common stock dividends payable	$5,669	$4,695

Preferred stock dividends payable	$2,287	$729

OP unit distributions payable	$169	$218

Conversion of note payable to contribution from non-controlling interest	$—	$587

Accrued additions to operating and development properties	$948	$2,964

Change in unrealized loss on interest rate swaps	$180	$752

Change in unrealized gain on marketable securities	$73	$23

OP unit redemptions (common stock)	$3,199	$—

Investment in unconsolidated entities	$1,348	$—

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

Excel Trust, Inc. is the sole general partner of the Operating Partnership and, as of September 30, 2012, owned a 96.7% interest in the Operating Partnership. The remaining 3.3% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units (“OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

2. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying condensed consolidated financial statements of the Company include all the accounts of the Company and its subsidiaries. The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all the information and footnotes required by GAAP for complete financial statements and have not been audited by independent registered public accountants.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value, due to their short term maturities.

Restricted Cash:

Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements.

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities are deferred rents in the amount of $2.4 million and $3.0 million at September 30, 2012 and December 31, 2011, respectively.

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

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of cash rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income (net of write-offs for uncollectible amounts) was increased by $632,000 and $777,000 in the three months ended September 30, 2012 and 2011, respectively, and $2.0 million and $1.6 million, in the nine months ended September 30, 2012 and 2011, respectively, due to the straight-line rent adjustment.

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

Investments that are not consolidated, over which the Company exercises significant influence but does not control, are accounted for under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for the Company’s portion of earnings or losses and for cash contributions and distributions. Under the equity method of accounting, the Company’s investment is reflected in the consolidated balance sheets and its share of net income or loss is included in the consolidated statements of income.

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

Investments in equity securities, which are included in other assets on the accompanying condensed consolidated balance sheets, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Equity securities, initial cost basis	$4,968	$9,072
Gross unrealized gains	165	138
Gross unrealized losses	—	(46)

Equity securities, fair value(1)	$5,133	$9,164

(1)

Determination of fair value is classified as Level 1 in the fair value hierarchy based on the use of quoted prices in active markets (see section entitled “Fair Value of Financial Instruments” that follows herein).

During the nine months ended September 30, 2012, the Company sold 170,193 shares of preferred stock (including 138,157 shares of preferred stock redeemed by the issuing company) based on a specific identification of the shares sold, resulting in net proceeds of approximately $4.2 million and the recognition of a gain on sale of approximately $1,000 and $12,000 during the three and nine months ended September 30, 2012, respectively, which are included in other income in the accompanying condensed consolidated statements of operations. Subsequent to September 30, 2012, the Company sold the remaining shares of preferred stock it held, resulting in net proceeds of approximately $5.1 million and a gain on sale of approximately $159,000.

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through September 30, 2012, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized to general and administrative expense ratably over the requisite service period for awards that include only service vesting conditions and utilizing a graded vesting method (an accelerated vesting method in which the majority of compensation expense is recognized in earlier periods) for awards that include one or more market vesting conditions, adjusted for anticipated forfeitures.

Purchase Accounting:

The Company, with the assistance of independent valuation specialists, allocates the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) is based upon the Company’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered include an estimate of carrying costs during the expected lease-up periods taking into account current market conditions and costs to execute similar leases. The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, site improvements and leasing costs are based upon current market replacement costs and other relevant market rate information. Additionally, the purchase price of the applicable property is allocated to the above- or below-market value of in-place leases, the value of in-place leases and above- or below-market value of debt assumed.

The value allocable to the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term, and (2) the Company’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in lease intangible assets, net in the Company’s accompanying condensed consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values are included in lease intangible liabilities, net in the Company’s accompanying condensed consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.

The value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts allocated to above or below market debt are included in mortgage payables, net in the Company’s accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

Tenant receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowances are charged to bad debt expense which is included in other operating expenses on the accompanying condensed consolidated statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At September 30, 2012 and December 31, 2011, the Company had $679,000 and $631,000, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the three months ended September 30, 2012 and 2011, $100,000 and $109,000, respectively, of receivables were charged to bad debt expense. During the nine months ended September 30, 2012 and 2011, $495,000 and $440,000, respectively, of receivables were charged to bad debt expense.

Non-controlling Interests

Non-controlling interest represents the portion of equity that the Company does not own in those entities it consolidates, including OP units not held by the Company. In conjunction with the Company’s formation transactions, interests in four properties were contributed in exchange for 641,062 OP units. In addition, 764,343 OP units were issued in March 2011 in connection with the acquisition of the Edwards Theatres property (see Note 3).

During the nine months ended September 30, 2012, a total of 365,053 OP units related to the Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of 270,112 shares of common stock and cash payments totaling $1.9 million. The OP units were redeemed for common stock on a one-to-one basis, with additional common stock and cash consideration provided as a result of the accompanying additional redemption obligation that guaranteed consideration equal to $14.00 per OP unit on the date of redemption (see Note 3). At September 30, 2012, 399,290 OP units related to the Edwards Theatres acquisition remained outstanding.

OP units not held by the Company are reflected as non-controlling interests in the Company’s consolidated financial statements. The OP units not held by the Company may be redeemed by the holder for cash. The Company, at its option, may satisfy the redemption obligation with common stock on a one-for-one basis, which has been further evaluated to determine that permanent equity classification on the balance sheet is appropriate.

Concentration of Risk

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the periods, the Company had deposits in excess of the FDIC insurance limit.

In the three and nine months ended September 30, 2012 and 2011, no tenant accounted for more than 10% of revenues.

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

Fair Value of Financial Instruments:

The Company measures financial instruments and other items at fair value where required under GAAP, but has elected not to measure any additional financial instruments and other items at fair value as permitted under fair value option accounting guidance.

Fair value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, there is a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The Company has used interest rate swaps to manage its interest rate risk (see Note 11). The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives classified as cash flow hedges fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2012, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its valuations related to derivatives classified as cash flow hedges in their entirety are classified in Level 2 of the fair value hierarchy (see Note 17).

Changes in the fair value of financial instruments (other than derivative instruments for which an effective hedging relationship exists and available-for-sale securities) are recorded as a charge against earnings in the condensed consolidated statements of operations in the period in which they occur. The Company estimates the fair value of financial instruments at least quarterly based on current facts and circumstances, projected cash flows, quoted market prices, and other criteria. The Company may also utilize the services of independent third-party valuation experts to estimate the fair value of financial instruments, as necessary.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in this update provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASC 2012-02 is effective for fiscal years and interim periods beginning after September 15, 2012. The Company does not expect the adoption of ASU 2012-02 on January 1, 2013 to have a material impact on its consolidated financial position or results of operations.

3. Acquisitions:

The Company completed five acquisitions in the nine months ended September 30, 2012, which were acquired for cash unless specified below (in thousands):

Property	Date Acquired	Location	Debt Assumed
Promenade Corporate Center	January 23, 2012	Scottsdale, AZ	$—
EastChase Market Center	February 17, 2012	Montgomery, AL	—
La Costa Town Center(1)	February 29, 2012	Carlsbad, CA	—
Lake Pleasant Pavilion	May 16, 2012	Peoria, AZ	28,250
Chimney Rock	August 31, 2012	Odessa, TX	—

The following summary provides an allocation of purchase price for the above acquisitions (in thousands).

	Building	Land	Above Market Leases	Below Market Leases	In-Place Leases	Debt (Premium)/ Discount	Purchase Price
Promenade Corporate Center(2)	$44,465	$4,477	$781	$(749)	$3,279	$—	$52,253
EastChase Market Center	19,567	4,215	360	(1,296)	1,804	—	24,650
La Costa Town Center(1)	15,054	8,383	86	(2,069)	2,046	—	23,500
Lake Pleasant Pavilion	28,127	9,958	2,857	(184)	2,412	(1,420)	41,750
Chimney Rock(3) (4)	14,089	7,368	—	(2,291)	2,532	—	21,698

Total	$121,302	$34,401	$4,084	$(6,589)	$12,073	$(1,420)	$163,851

Remaining useful life(5)			58	139	87	65

(1)

In September 2012, the La Costa Town Center property was contributed in exchange for proceeds of approximately $21.2 million to a newly-formed entity, GEM LLC, in which the Company holds a 20% ownership interest (see Note 13). The Company accounts for its remaining equity ownership in the property in a manner similar to the equity method of accounting, which is reflected in the accompanying condensed consolidated balance sheets as an investment in unconsolidated entities.

(2)

The purchase price of $52.3 million noted above reflects $13.9 million in cash paid and the issuance of 3,230,769 shares of common stock with a fair value of approximately $39.1 million based on a closing price of $12.11 per share on the date of acquisition. The purchase price is net of an asset recorded by the Company in the amount of $772,000 (included in other assets on the accompanying consolidated balance sheets) to reflect the estimated fair value of funds expected to be received from escrow in connection with master lease agreements executed at the time of acquisition. Monthly master lease payments commence upon the expiration of two existing leases in June 2012 and February 2013 (with terms through May 2013 and January 2015, respectively) unless the related spaces are re-leased with base rents equaling or exceeding the master lease payments. In addition, the seller has agreed to reimburse the Company for any expenditures resulting from tenant improvements or leasing commissions related to the spaces to the extent that funds remain available pertaining to the master lease agreements. See Note 17 for a discussion of changes in the fair value of this asset after the initial acquisition.

(3)

The purchase price allocation for the acquisitions of the Chimney Rock property is preliminary as of September 30, 2012 and subject to adjustment within the measurement period in accordance with ASC Topic 805, Business Combinations.

(4)

The purchase price of $21.7 million noted above excludes a long-term asset with a preliminary valuation of approximately $3.0 million (included in other assets) and a long-term liability with a preliminary valuation of approximately $906,000 (included in accounts payable and other liabilities) associated with the estimated fair value of funds expected to be received pursuant to an Economic Development Agreement executed between the previous owner of the property and the City of Odessa and a portion of those funds that is owed to a third party. As a result of the agreement, the Company is eligible to receive a refund of up to $5.1 million in municipal sales taxes generated by retail sales at the property over a period of up to fifteen years. Both the long-term asset and the long-term liability will be accreted to their respective gross balances of $5.1 million and $1.0 million, respectively, over periods of fourteen years and three years, respectively.

(5)

Weighted-average remaining useful life (months) for recorded intangible assets and liabilities as of the date of acquisition (excludes intangible assets and liabilities related to the La Costa Town Center acquisition).

The following summary provides an allocation of purchase price for property acquisitions that were completed in the nine months ended September 30, 2011, which were acquired for cash unless specified below (in thousands):

	Building	Land	Above Market Leases	Below Market Leases	In-Place Leases	Debt (Premium)/ Discount	Purchase Price	Debt Assumed
Edwards Theatres(1)	$13,600	$10,283	$—	$(405)	$3,109	$(437)	$26,150	$12,418
Rite Aid(2)	1,474	550	—	—	347	—	2,371	1,430
Gilroy Crossing	39,890	22,520	620	(3,038)	8,442	—	68,434	48,009
The Promenade	47,202	51,024	4,500	(3,879)	11,178	—	110,025	52,150

Total	$102,166	$84,377	$5,120	$(7,322)	$23,076	$(437)	$206,980	$114,007

(1)

In addition to the cash consideration paid in connection with the acquisition, 764,343 OP units were issued with a fair value of $11.82 per unit at the time of issuance. These OP units are redeemable for cash or, at the Company’s election, for shares of the Company’s common stock. If the redemption takes place during the period from March 2012 through March 2013 and the price of shares of the Company’s common stock is less than $14.00 per share at the date of redemption, the Company must issue additional shares or cash for the difference. The Company originally recorded a liability of approximately $4.2 million within accounts payable and other liabilities on the accompanying condensed consolidated balance sheets to reflect the estimated fair value of this redemption provision (see footnote 17 for a discussion of changes in the fair value of this liability and OP unit redemptions occurring after the initial acquisition).

(2)

Rite Aid is an outparcel to Vestavia Hills City Center. A gain of $937,000 was recognized on the acquisition of this property, which represented the difference between the fair value at the date of closing and the price paid.

The Company recorded revenues and net income for the three months ended September 30, 2012 of $3.6 million and $153,000, respectively, and for the nine months ended September 30, 2012 of $8.4 million and $413,000, respectively, related to the 2012 acquisitions. The Company recorded revenues and net income (loss) for the three months ended September 30, 2011 of $4.9 million and $(128,000) respectively, and for the nine months ended September 30, 2011 of $7.4 million and $356,000, respectively, related to the 2011 acquisitions.

The following unaudited pro forma information for the three and nine months ended September 30, 2012 and 2011 has been prepared to reflect the incremental effect of the properties acquired in 2012 and 2011 as if such acquisitions had occurred on January 1, 2011 and January 1, 2010, respectively (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$22,006	$21,510	$65,498	$57,032
Net income(1)	$609	$(1,214)	$1,527	$1,416

(1)

Pro forma results for the nine months ended September 30, 2012 were adjusted to exclude non-recurring acquisition costs of approximately $377,000 related to the 2012 acquisitions. The pro forma results for the nine months ended September 30, 2011 were adjusted to include these costs relating to the 2012 acquisitions, but exclude non-recurring acquisition costs of approximately $422,000 related to the 2011 acquisitions. A portion of the 2012 acquisitions were funded by proceeds from the Series B preferred stock offering (discussed in Note 12 below). However, pro forma net income for the nine months ended September 30, 2011 is not adjusted for this funding as the assumed Series B preferred stock quarterly dividends of approximately $1.9 million are not included in the determination of net income (included only as a reduction of net income (loss) attributable to the common stockholders).

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
In-place leases, net of accumulated amortization of $17.9 million and $11.8 million as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 78 and 83 months as of September 30, 2012 and December 31, 2011, respectively)	$42,110	$44,356

Above market leases, net of accumulated amortization of $4.4 million and $2.6 million as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 67 and 75 months as of September 30, 2012 and December 31, 2011, respectively)	12,628	11,056

Leasing commissions, net of accumulated amortization of $4.2 million and $2.8 million as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 107 and 113 months as of September 30, 2012 and December 31, 2011, respectively)	14,208	13,144

	$68,946	$68,556

Estimated amortization of lease intangible assets as of September 30, 2012 for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2012 (remaining three months)	$4,347
2013	15,002
2014	12,106
2015	8,356
2016	5,606
Thereafter	23,529

Total	$68,946

Amortization expense recorded on the lease intangible assets for the three months ended September 30, 2012 and 2011 was $4.6 million and $3.3 million, respectively. Included in these amounts are $902,000 and $625,000, respectively, of amortization of above market lease intangible assets recorded against rental income. Amortization expense recorded on the lease intangible assets for the nine months ended September 30, 2012 and 2011 was $14.1 million and $9.0 million, respectively. Included in these amounts are $2.5 million and $1.4 million, respectively, of amortization of above market lease intangible assets recorded against rental income.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Below market leases, net of accumulated amortization of $4.2 million and $2.5 million as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 108 and 106 months as of September 30, 2012 and December 31, 2011, respectively)	$16,122	$13,843

Amortization recorded on the lease intangible liabilities for the three months ended September 30, 2012 and 2011 was $744,000 and $577,000, respectively. Amortization recorded on the lease intangible liabilities for the nine months ended September 30, 2012 and 2011 was $2.5 million and $1.3 million, respectively. These amounts were recorded to rental income in the Company’s condensed consolidated statements of operations.

Estimated amortization of lease intangible liabilities as of September 30, 2012 for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2012 (remaining three months)	$688
2013	2,443
2014	2,232
2015	1,747
2016	1,413
Thereafter	7,599

Total	$16,122

6. Variable Interest Entities

Consolidated Variable Interest Entities

Included within the consolidated financial statements is the 50% owned joint venture with AB Dothan, LLC, that is deemed a VIE, and for which the Company is the primary beneficiary as it has the power to direct activities that most significantly impact the economic performance of the VIE. The joint venture’s activities principally consist of owning and operating a neighborhood retail center with 171,670 square feet of gross leasable area located in Dothan, Alabama.

As of September 30, 2012 and December 31, 2011, total carrying amount of assets was approximately $16.1 million and $16.5 million, respectively, which includes approximately $13.7 million and $14.0 million, respectively, of real estate assets. As of September 30, 2012 and December 31, 2011, the total carrying amount of liabilities was approximately $14.4 million and $14.6 million, respectively.

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

In connection with the loan, the Company entered into a purchase and sale agreement to acquire this property upon completion of development, at the Company’s election. In June 2012, the Company executed an amendment whereby the closing date for the potential acquisition was extended through December 31, 2012. On October 9, 2012, the Company completed the acquisition of the retail shopping center with 68,000 square feet of gross leasable area (“GLA”) in Brandon, Florida for a purchase price of approximately $13.1 million.

In June 2012, the Company extended a note receivable in the amount of $750,000 to a third party. The note receivable bears interest at 10.0% per annum, with the principal and accrued interest due upon maturity in June 2014. The loan is recourse to the borrower. The balance is included in Other Assets on the accompanying condensed consolidated balance sheets.

8. Mortgages Payable, net

Mortgages payable at September 30, 2012 and December 31, 2011 consist of the following (in thousands):

	Carrying Amount of Mortgage Notes		Contractual Interest Rate	Effective Interest Rate	Monthly Payment(1)	Maturity Date
Property Pledged as Collateral	September 30, 2012	December 31, 2011
Red Rock Commons(2)	$13,713	$—	2.45%	2.45%	$28	2013
Five Forks Place	4,929	5,067	5.50%	5.50%	39	2013
Grant Creek Town Center	15,433	15,694	5.75%	5.75%	105	2013
Park West Place(3)	55,800	55,800	2.50%	3.66%	182	2013
Excel Centre	12,346	12,532	6.08%	6.08%	85	2014
Merchant Central	4,492	4,560	5.94%	6.75%	30	2014
Edwards Theatres	11,938	12,174	6.74%	5.50%	95	2014
Gilroy Crossing	46,837	47,409	5.01%	5.01%	263	2014
The Promenade	50,121	51,359	4.80%	4.80%	344	2015
5000 South Hulen	13,712	13,876	5.60%	6.90%	83	2017
Lake Pleasant Pavilion	28,250	—	6.09%	5.00%	143	2017
Rite Aid — Vestavia Hills	1,224	1,341	7.25%	7.25%	21	2018
Lowe’s, Shippensburg	13,595	13,840	7.20%	7.20%	110	2031
Northside Mall(4)	12,000	12,000	0.19%	1.19%	2	2035

	$284,390	$245,652
Less: premium (discount)(5)	679	(691)

Mortgage notes payable, net	$285,069	$244,961

(1)	This represents the monthly payment of principal and interest at September 30, 2012.
(2)

The maturity date for the Red Rock Commons construction loan may be extended for each of two one-year extension periods through March 2015 at the Company’s option and upon the satisfaction of conditions precedent and the payment of an extension fee. The construction loan bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio.

(3)

The loan was amended in July 2012 and now bears interest at a rate of LIBOR plus 2.25% (variable interest rate of 2.50% at September 30, 2012). In December 2010, the Company entered into interest rate swap contracts, which fix LIBOR at an average of 1.41% for the term of the loan. The maturity date may be extended for an additional one-year period through December 2014 at the Company’s option and upon the satisfaction of conditions precedent and the payment of an extension fee.

(4)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.19% at September 30, 2012). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association, or SIFMA, index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $111,000 at September 30, 2012 will be amortized as additional interest expense through November 2035.

(5)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below or above market interest rates and (b) underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the three and nine months ended September 30, 2012 was $0 and $139,000, respectively. Total interest cost capitalized for the three and nine months ended September 30, 2011 was $134,000 and $243,000, respectively.

The Company’s mortgage debt maturities at September 30, 2012 for each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2012 (remaining three months)	$970
2013	94,138
2014	76,836
2015	47,375
2016	1,335
Thereafter	63,736

$284,390

9. Notes Payable

On July 20, 2012, the Company entered into an amended and restated credit agreement, which provided an increase in borrowings available under the credit facility to $250.0 million, decreased the fees pertaining to the unused capacity depending on utilization of the borrowing capacity, decreased the applicable interest rate and extended the maturity date. The Company has the ability from time to time to increase the size of the unsecured revolving credit facility by up to an additional $200.0 million for a total borrowing capacity of $450.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is July 19, 2016 and may be extended for one additional year at the Company’s option. The Company, among other things, is subject to covenants requiring the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt and (2) minimum fixed coverage ratios. At September 30, 2012, the Company believes that it was in compliance with all the covenants in the credit agreement.

The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on the Company’s leverage ratio. The Company also pays a fee of 0.25% or 0.35% for any unused portion of the unsecured revolving credit facility, depending on the Company’s utilization of the borrowing capacity. Borrowings from the unsecured revolving credit facility were $0 at September 30, 2012. The Company issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on the Company’s condensed consolidated balance sheets. At September 30, 2012, there was approximately $191.2 million available for borrowing under the unsecured revolving credit facility.

10. Earnings Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average shares outstanding, as adjusted for the effect of participating securities. The Company’s unvested restricted share awards are participating securities as they contain non-forfeitable rights to dividends. The impact of unvested restricted share awards on earnings (loss) per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends and the unvested restricted shares’ participation rights in undistributed earnings (losses).

The calculation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 does not include unvested restricted common shares, contingently issuable shares (Note 3), or OP units as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. In addition, common shares issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Stock were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three and nine months ended September 30, 2012 and 2011.

Computations of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Basic earnings per share:
Income (loss) from continuing operations	$503	$(1,735)	$1,293	$(4,769)
Preferred dividends	(2,744)	(875)	(7,609)	(2,353)
Allocation to participating securities	(144)	(160)	(432)	(465)
Loss from continuing operations attributable to non-controlling interests	(2)	(2)	14	157

Loss from continuing operations attributable to the common stockholders	$(2,387)	$(2,772)	$(6,734)	$(7,430)

Net (loss) income attributable to the common stockholders	$(2,243)	$(2,612)	$(6,302)	$(2,183)
Allocation to participating securities	(144)	(160)	(432)	(465)

Net (loss) income applicable to the common stockholders	$(2,387)	$(2,772)	$(6,734)	$(2,648)

Weighted-average common shares outstanding:
Basic and diluted	33,293,772	29,634,347	32,616,052	20,386,280

Basic and diluted earnings per share:
Loss from continuing operations per share attributable to the common stockholders	$(0.07)	$(0.09)	$(0.21)	$(0.36)
Income from discontinued operations per share attributable to the common stockholders	—	—	—	0.23

Net loss per share attributable to the common stockholders	$(0.07)	$(0.09)	$(0.21)	$(0.13)

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

During the three and nine months ended September 30, 2012, the Company recorded no amounts in earnings attributable to hedge ineffectiveness. During the next twelve months, the Company estimates that an additional $653,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of September 30, 2012, the Company had the following outstanding interest rate swaps and other derivatives instruments (in thousands):

	Fair Value(1)		Current Notional Amount	Strike Rate	Expiration Date
Type of Derivative Instrument	September 30, 2012	December 31, 2011
Interest rate swaps(2)	$784	$965	$55,800	1.34% to 1.48%	December 2013
Other derivative instrument(3)	1,142	3,050			March 2013

Total derivative instruments	$1,926	$4,015

(1)	Fair value of derivative instruments does not include any related accrued interest payable to the counterparty.
(2)	The interest rate swaps are classified within accounts payable and other liabilities on the accompanying condensed consolidated balance sheets.
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

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Amount of unrealized gain (loss) recognized in OCI (effective portion):
Interest rate swaps	$(92)	$(502)	$(304)	$(1,235)
Other derivatives	—	—	—	—

Total	$(92)	$(502)	$(304)	$(1,235)

Amount of gain (loss) reclassified from accumulated OCI into income (effective portion):
Interest rate swaps (interest expense)	$(164)	$(168)	$(484)	$(483)
Other derivatives	—	—	—	—

Total	$(164)	$(168)	$(484)	$(483)

Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Interest rate swaps (other income/expense)	$—	$—	$—	$—
Other derivatives (changes in fair value of financial instruments and gain on OP unit redemption)	61	(596)	1,112	(84)

Total	$61	$(596)	$1,112	$(84)

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

If the Company had breached any of these provisions at September 30, 2012, it could have been required to settle its obligations under the agreements at their termination value. As of September 30, 2012, the termination value defined as the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was a liability of approximately $833,000. As of September 30, 2012, the Company has not posted any collateral related to these agreements.

Although the Company’s derivative contracts are subject to a master netting arrangement, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

12. Equity

The Company has issued restricted stock awards to senior executives, directors and employees totaling 1,100,042 shares of common stock (net of forfeitures of 3,000 shares), which are included in the total shares of common stock outstanding as of September 30, 2012.

As of September 30, 2012, the Company had outstanding 2,000,000 shares of 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (“Series A preferred stock”), with a liquidation preference of $25.00 per share. The Company pays cumulative dividends on the Series A preferred stock when, as and if declared by the Company’s Board of Directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series A preferred stock is $1.75, payable quarterly in arrears on the 15th calendar day of January, April, July and October of each year. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

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

The Company’s Board of Directors has authorized a stock repurchase program under which the Company may acquire up to $30.0 million of its common stock in open market and negotiated purchases with no expiration date. Through September 30, 2012, the Company has repurchased 674,866 shares of its common stock for an aggregate cost of approximately $6.7 million (including transaction costs) at a weighted average purchase price of $9.99 per share. The shares were subsequently retired by the Company.

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

On March 9, 2012, the Company entered into equity distribution agreements (the “2012 Equity Distribution Agreements”) with four sales agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through, at its discretion, any of the sales agents. The sales of common stock made under the 2012 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). During the nine months ended September 30, 2012 the Company completed the issuance of 1,082,051 shares pursuant to the 2012 Equity Distribution Agreements, resulting in net proceeds of approximately $12.6 million at an average stock issuance price of $11.92 per share.

On October 30, 2012, the Company completed the issuance of 9,775,000 shares of common stock, including the exercise of an overallotment option of 1,275,000 shares, resulting in net proceeds of approximately $113.1 million, after deducting the underwriters’ discount and estimated commissions and offering expenses. A portion of the net proceeds from this offering were used to repay the outstanding indebtedness under the Company’s unsecured revolving credit facility and for other general corporate and working capital purposes.

Consolidated net income is reported in the Company’s condensed consolidated financial statements at amounts that include the amounts attributable to both the common stockholders and the non-controlling interests. In conjunction with the Company’s formation transactions, interests in four properties were contributed in exchange for 641,062 OP units. In March 2011, the Company issued an additional 764,343 OP units in connection with the acquisition of the Edwards Theatres property. During the nine months ended September 30, 2012, a total of 365,053 OP units related to the Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of an additional 270,112 shares of common stock and cash payments totaling approximately $1.9 million to former unitholders (see Note 17 for further discussion).

The following table shows the vested ownership interests in the Operating Partnership as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	34,004,265	97.0%	29,271,593	95.4%
Non-controlling interest consisting of:
OP units	1,040,352	3.0%	1,405,405	4.6%

Total	35,044,617	100.0%	30,676,998	100.0%

A charge/credit is recorded each period in the consolidated statements of income for the non-controlling interests’ proportionate share of the Company’s net income (loss). Ownership interests held by the Company do not include unvested restricted stock.

2010 Equity Incentive Award Plan

The Company has established the 2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (the “2010 Plan”), pursuant to which the Company’s Board of Directors or a committee of its independent directors may make grants of stock options, restricted stock, stock appreciation rights and other stock-based awards to its non-employee directors, employees and consultants. The maximum number of shares of the Company’s common stock that may be issued pursuant to the 2010 Plan is 1,350,000 (of which 249,958 shares of common stock remain available for issuance as of September 30, 2012).

The following shares of restricted common stock were issued during the nine months ended September 30, 2012:

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

Shares of the Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Company’s restricted common stock have full voting rights and rights to dividends upon grant. During the three and nine months ended September 30, 2012, the Company recognized compensation expense of $817,000 and $2.4 million, respectively, related to the restricted common stock grants ultimately expected to vest. During the three and nine months ended September 30, 2011, the Company recognized compensation expense of $1.3 million and $3.1 million, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures. Stock compensation expense is included in general and administrative in the Company’s accompanying condensed consolidated statements of operations.

As of September 30, 2012 and December 31, 2011, there was approximately $4.2 million and $6.4 million, respectively, of total unrecognized compensation expense related to the non-vested shares of the Company’s restricted common stock. As of September 30, 2012, this expense was expected to be recognized over a weighted-average remaining period of 2.3 years.

	Number of Unvested Shares of Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — January 1, 2012	1,018,220	$10.69
Grants	18,356	$12.11
Forfeitures	—	$—
Vested	(149,740)	$12.21

Balance — September 30, 2012	886,836	$9.90

Expected to vest — September 30, 2012	886,836	$9.90

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount of their eligible compensation as determined by the Internal Revenue Service. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to 3.0% of eligible compensation and 50% of employee deferrals for the next 2.0% of eligible compensation, is fully vested and funded as of September 30, 2012. Costs related to the matching portion of the plan were approximately $30,000 and $25,000, respectively, for the three months ended September 30, 2012 and 2011 and approximately $87,000 and $66,000, respectively, for the nine months ended September 30, 2012 and 2011.

13. Investment in Unconsolidated Entities

On September 7, 2012, the Company contributed the La Costa Town Center property into a limited liability company (the “La Costa LLC”) with GEM Realty Capital, Inc. (“GEM”) in which the Company and GEM have 20% and 80% ownership interests, respectively. The Company received approximately $21.2 million in exchange for the 80% ownership interest acquired by GEM. The Company’s remaining interest is reflected in the accompanying balance sheets at the Company’s historical cost basis as an investment in a profit-sharing arrangement. The contribution was not considered a sale of real estate due to terms in the La Costa LLC formation documents that could require the Company’s continuing participation in the future under certain circumstances. The Company’s interest in the income or losses of the underlying venture is reflected in a manner similar to the equity method of accounting.

General information on the La Costa LLC as of September 30, 2012 was as follows:

Unconsolidated Investment	Partner	Ownership Interest	Formation Date	Property
La Costa LLC(1)	GEM	20%	September 7, 2012	La Costa Town Center

(1)

At September 30, 2012, there were $14.1 million in outstanding borrowings on the mortgage note incurred concurrent with the contribution of the property. The mortgage note bears interest at the rate of LIBOR plus a margin of 575 basis points (6.0% at September 30, 2012). The mortgage note has a maturity date of October 1, 2014, which may be extended for three additional one-year periods at the LLC’s election and upon the satisfaction of certain conditions (including the payment of an extension fee upon the exercise of the 2nd and 3rd renewal options, execution of an interest rate cap and the establishment of certain reserve accounts). The GEM LLC has also entered into an interest rate cap related to the mortgage note, which limits LIBOR to a maximum of 3.0% and expires on October 1, 2014.

The Company acts as the day-to-day property manager for the La Costa Town Center property and is entitled to receive fees for providing construction and development services (as applicable), which are reflected in other income in the condensed consolidated statements of income.

14. Related Party Transactions

Subsequent to the Offering, many of the employees of Excel Realty Holdings, LLC (“ERH”) became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. In the three months ended September 30, 2012 and 2011, approximately $88,000 and $60,000, respectively, was reimbursed to the Company from ERH and included in other income in the consolidated statements of operations. In the nine months ended September 30, 2012 and 2011, approximately $236,000 and $169,000, respectively, was reimbursed to the Company from ERH and included in other income in the consolidated statements of operations.

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

On October 1, 2012, the Company completed the acquisition of a retail shopping center with 68,000 square feet of GLA in Brandon, Florida for a purchase price of approximately $13.1 million; excluding closing costs (see Note 7).

On October 19, 2012, the Company completed the acquisition of five retail shopping centers and a 50% tenant-in-common interest in a sixth retail shopping center located in Florida and Virginia (the “Southeast Portfolio”). The aggregate purchase price for the acquisitions, excluding closing costs, was approximately $262.4 million, including $195.3 million in cash, the issuance of OP units valued at approximately $5.1 million and $62.0 million in assumed debt. Five of the shopping centers are located in Orange County, Florida and comprise a total of approximately 319,000 square feet of GLA (the shopping center in which the Company has a 50% tenant-in-common interest comprises approximately 104,000 square feet of GLA). The sixth retail shopping center is located in Richmond, Virginia and comprises approximately 386,000 square feet of retail and commercial GLA, with an additional 339 apartment units on the upper levels of the shopping center. The Company has an agreement to purchase the remaining 50% tenant-in-common interest in the Florida shopping center if certain approvals are obtained.

The following summary provides a preliminary allocation of purchase price for the Southeast Portfolio acquired by the Company on October 19, 2012 (in thousands). This allocation is based on information available prior to the date of acquisition and the final allocation may differ significantly from this preliminary allocation.

	Building	Land	Above- Market Leases	Below- Market Leases	In-Place Leases	Equity Method Investment	Purchase Price
Southeast Portfolio	$164,802	$62,917	$6,910	$(6,481)	$14,567	$19,685	$262,400
Remaining useful life(1)			254	83	112

(1)	Weighted-average remaining useful life (months) for recorded intangible assets and liabilities as of the date of acquisition.

The following unaudited pro forma information for the three and nine months ended September 30, 2012 and 2011 has been prepared to reflect the incremental effect of the properties acquired in 2012 (including the subsequent acquisition of the Southeast Portfolio) and 2011 as if such acquisitions had occurred on January 1, 2011 and January 1, 2010, respectively (in thousands).

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$26,699	$26,202	$79,576	$71,109
Net income(1)	$411	$(1,411)	$940	$287

(1)

Pro forma results for the nine months ended September 30, 2012 were adjusted to exclude non-recurring acquisition costs of approximately $920,000 related to the 2012 acquisitions (including the Southeast Portfolio). The pro forma results for the nine months ended September 30, 2011 were adjusted to include these costs relating to the 2012 acquisitions (including the Southeast Portfolio), but excluding non-recurring acquisition costs of approximately $422,000 related to the 2011 acquisitions. A portion of the 2012 acquisitions were funded by proceeds from the Series B preferred stock offering (discussed in Note 12 below). However, pro forma net income for the nine months ended September 30, 2011 is not adjusted for this funding as the assumed Series B preferred stock quarterly dividends of approximately $1.9 million are not included in the determination of net income (included only as a reduction of net income (loss) attributable to the common stockholders).

Other

The Company’s other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In management’s opinion, these matters are not expected to have a material adverse effect on its condensed consolidated balance sheets, results of operations or cash flows. In addition, the Company expects to incur approximately $17.6 million in construction costs relating to development projects on portions of existing operating properties.

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

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Balance at September 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Interest rate swaps (see Note 11)	$(784)	$—	$(784)	$—
Contingent consideration related to business combinations(1)	844	—	—	844
Derivative instrument related to business combinations (see Note 11)(2)	(1,142)	—	—	(1,142)
Investment in equity securities (see Note 2)	5,133	5,133	—	—

	Balance at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Interest rate swaps (see Note 11)	$(965)	$—	$(965)	$—
Contingent consideration related to business combinations(3)	(1,613)	—	—	(1,613)
Derivative instrument related to business combinations (see Note 11)(2)	(3,050)	—	—	(3,050)
Investment in equity securities (see Note 2)	9,164	9,164	—	—

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

During the nine months ended September 30, 2012, 365,053 OP units were tendered to the Company for redemption, resulting in the issuance of 270,112 shares of common stock and cash payments totaling approximately $1.9 million. The Company has recognized the acquisition of non-controlling interests based on the fair value of shares issuable in connection with the one-for-one redemption right available to all holders of OP units. The Company recognized gains of approximately $47,000 and $396,000 in the three and nine months ended September 30, 2012, respectively, as a result of the excess of the fair value of the guarantee over the fair value of the consideration required to settle. In total, the Company recognized an increase in additional paid-in capital and common stock, par value, of approximately $3.2 million for the nine months ended September 30, 2012. The Company also recognized additional gains of $14,000 and $716,000 in the three and nine months ended September 30, 2012, respectively, for changes in fair value of financial instruments and gain on OP unit redemption in the condensed consolidated statements of operations as a result of updated valuations of the remaining provision.

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

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2012 (in thousands):

	Contingent Consideration Related to Business Combinations(1)	Derivative Instruments Related to Business Combinations(2)
Beginning balance, January 1, 2012	$(1,613)	$(3,050)
Total gains:
Included in earnings	121	1,112
Purchases, issuances, or settlements	2,336	796

Ending balance, September 30, 2012	$844	$(1,142)

(1)

The change of $2.5 million for contingent consideration related to business combinations during the nine months ended September 30, 2012 is comprised of (1) an increase in the master lease asset of $121,000 due to changes in the Company’s initial estimates of the fair value of funds expected to be received from escrow that was included in earnings (2) a decrease in the liability balance due to the payment of approximately $1.6 million in earn-outs in January 2012, (3) the recognition of a master lease asset of $772,000 related to the acquisition of the Promenade Corporate Center property and (4) a decrease in the master lease asset due to payments received in the amount of $49,000.

(2)

The change of $1.9 million for derivative instruments related to business combinations during the nine months ended September 30, 2012 is comprised of (1) a gain of $716,000 included in earnings related to changes in the fair value of the derivative liability and (2) a decrease of $796,000 due to a redemption of OP units related to the acquisition of the Edwards Theatres property (not including a related decrease recognized as a gain of $396,000 and included in earnings).

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2011 (in thousands):

	Contingent Consideration Related to Business Combinations(1)	Derivative Instruments Related to Business Combinations(2)
Beginning balance, January 1, 2011	$(2,438)	$—
Total gains:
Included in earnings	328	(84)
Purchases, issuances, or settlements	—	(4,204)

Ending balance, September 30, 2011	$(2,110)	$(4,288)

(1)

The change of $328,000 for contingent consideration related to business combinations during the nine months ended September 30, 2011 is due to changes in the Company’s initial estimates of the fair value of contingent consideration as a result of a fewer number of executed leases.

(2)

The change of $4.3 million for derivative instruments related to business combinations during the nine months ended September 30, 2011 is comprised of (1) the recognition of a liability in the amount of $4.2 million in connection with the purchase of the Edwards Theatres property in March 2011 and (2) a cumulative loss of $(84,000) included in earnings related to the change in the fair value of the derivative liability for the cumulative period since the recognition of the liability in March 2011.

There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to fair value measurements using level three inputs during the three and nine months ended September 30, 2012 and 2011.

The following table provides quantitative disclosure about significant unobservable inputs related to financial assets and liabilities measured on a recurring basis (Level 3 of the fair value hierarchy) as of September 30, 2012:

	Fair Value at September 30, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Contingent consideration related to business combinations(1)	$844	Cash flow	Tenant improvement allowance Lease commission TI construction period	$12.00/sf - $33.00/sf 6.0% 2 months

Derivative instrument related to business combinations(2)	$(1,142)	Monte Carlo	Share volatility Expected term Risk free rate	27.0% 0.4 years 0.1%

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

The fair values of certain additional financial assets and liabilities at September 30, 2012 and December 31, 2011 (fair value measurements categorized as Level 3 of the fair value hierarchy) are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Note receivable (Other Assets)	$750	$750	$—	$—
Mortgage loan receivable	—	—	2,000	2,000
Financial liabilities:
Mortgage notes payable	285,069	293,554	244,961	248,597
Notes payable	—	—	21,000	20,661

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

The following tables reconcile the Company’s segment activity to its condensed consolidated results of operations and financial position for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Office Properties:
Total revenues	$2,261	$763	$6,367	$2,382
Property operating expenses	(950)	(170)	(2,366)	(507)

Property net operating income, as defined	1,311	593	4,001	1,875
General and administrative	(1)	(1)	(98)	(2)
Depreciation and amortization	(973)	(239)	(2,821)	(718)
Interest expense	(198)	(202)	(593)	(602)

Income from continuing operations	139	151	489	553
Income from discontinued operations	—	—	—	—

Net income	$139	$151	$489	$553

Retail Properties:
Total revenues	$19,492	$14,620	$55,694	$36,269
Property operating expenses	(4,251)	(3,373)	(12,205)	(8,779)

Property net operating income, as defined	15,241	11,247	43,489	27,490
General and administrative	(3,320)	(3,186)	(10,038)	(8,975)
Depreciation and amortization	(7,629)	(6,136)	(22,611)	(16,219)
Interest expense	(3,971)	(3,359)	(11,236)	(9,027)
Interest income	19	144	125	228
Loss from equity in unconsolidated entities	(158)	—	(158)	—
Gain on acquisition of real estate	—	—	—	937
Changes in fair value of contingent consideration	121	—	121	328
Changes in fair value of financial instruments and gain on OP unit redemption	61	(596)	1,112	(84)

Income (loss) from continuing operations	364	(1,886)	804	(5,322)
Income from discontinued operations	—	—	—	4,999

Net income (loss)	$364	$(1,886)	$804	$(323)

Total Reportable Segments:
Total revenues	$21,753	$15,383	$62,061	$38,651
Property operating expenses	(5,201)	(3,543)	(14,571)	(9,286)

Property net operating income, as defined	16,552	11,840	47,490	29,365
General and administrative	(3,321)	(3,187)	(10,136)	(8,977)
Depreciation and amortization	(8,602)	(6,375)	(25,432)	(16,937)
Interest expense	(4,169)	(3,561)	(11,829)	(9,629)
Interest income	19	144	125	228
Loss from equity in unconsolidated entities	(158)	—	(158)	—
Gain on acquisition of real estate and sale of land parcel	—	—	—	937
Changes in fair value of contingent consideration	121	—	121	328
Changes in fair value of financial instruments and gain on OP unit redemption	61	(596)	1,112	(84)

(Loss) income from continuing operations	503	(1,735)	1,293	(4,769)
Income from discontinued operations	—	—	—	4,999

Net (loss) income	$503	$(1,735)	$1,293	$230

Attributable to Controlling Interest:
Income (loss) attributable to Excel Trust, Inc.	$503	$(1,735)	$1,293	$230
Net loss (income) attributable to non-controlling interests in operating partnership	73	118	230	25
Net income attributable to non-controlling interests in consolidated joint ventures	(75)	(120)	(216)	(85)

Net income (loss) attributable to Excel Trust, Inc.	$501	$(1,737)	$1,307	$170

	September 30,	December 31,
	2012	2011
Assets:
Office Properties:
Total assets	$67,225	$15,562
Retail Properties:
Total assets	760,009	672,109

Total Reportable Segments & Consolidated Assets:
Total assets	$827,234	$687,671

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table reflects the classification of our properties between our operating portfolio and development properties (a property is reclassified from development to the operating portfolio at the earlier of 85% occupancy or one year from completion and delivery of the space) at September 30, 2012:

	Gross Leasable Area (GLA)	% Occupied	% Leased	Number of Properties
Operating Portfolio:
Retail properties(1)	4,458,791	94.9%	95.4%	24
Office properties	338,333	81.9%	86.7%	2

Total/weighted-average operating portfolio	4,797,124	94.0%	94.8%	26

Development Properties:
Development properties(2)	149,517	n/a	n/a	n/a

Total Portfolio:
Total/weighted-average total portfolio	4,946,641	91.2%	92.0%	26

(1)	The retail properties in our operating portfolio had a weighted average remaining lease term of approximately seven years, based on gross leasable area.
(2)

Total rentable GLA and the percentage leased and occupied for our development properties is preliminary and subject to change based on the final build-out of the property. Our property under development at September 30, 2012 consists of Phase II of our Chimney Rock property, Phase I of which is classified as an operating property.

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

Results of Operations

We operate through two reportable business segments: retail properties and office properties. The office segment consists of two properties, Excel Centre, a portion of which is utilized as our headquarters, and the Promenade Corporate

Center. These properties total 338,333 square feet of gross leasable area. All of our other properties are reported in the retail segment. At September 30, 2012, we owned 24 retail operating properties with a total of approximately 4.5 million square feet of gross leasable area.

The following table reflects leasing activity at our retail and office operating properties during the nine months ended September 30, 2012:

	Number of Leases	GLA	Weighted- Average Lease Rate	Weighted- Average Prior Lease Rate	% Increase (Decrease)	Tenant Improvement Allowance (sf)	Leasing Commission (sf)
Comparable leases	19	57,251	$21.41	$21.92	(2.3)%	$1.34	$0.58
Non-comparable leases	12	47,419	$17.49	n/a	n/a	$23.60	$3.64

Total leasing activity	31	104,670

In the nine months ended September 30, 2012, we acquired four retail operating properties and one commercial office property for a total of approximately $163.8 million, consisting of $96.4 million in cash, the issuance of shares of our common stock valued at approximately $39.1 million and the assumption of a mortgage note in the amount of $28.3 million. We utilized borrowings from our unsecured revolving credit facility and proceeds from our Series B preferred stock offering to acquire these properties. In September 2012, we contributed one of these properties, La Costa Town Center, to a newly formed entity in which we own a 20% ownership interest (see Note 13 of the accompanying condensed consolidated financial statements contained elsewhere herein for further discussion).

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

The following table sets forth historical financial information for same properties (all properties that we consolidated, owned and operated for the entirety of both periods being compared except for properties that were entirely or primarily under redevelopment or development during either or both of the periods being compared), new properties (properties that were not owned during the entirety of the periods being compared), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either or both of the periods being compared) and corporate entities (legal entities performing general and administrative functions) (dollars in thousands, except on a per square foot basis):

	Same Properties		New Properties		Redevelopment/ Development Properties		Corporate		Total
	September 30
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rentable GLA	3,139,150	3,139,150	1,539,465	433,538	118,509	118,509	—	—	4,797,124	3,691,197
Percent leased	94.5%	92.8%	95.7%	97.3%	93.3%	56.7%	—	—	94.8%	92.2%
Number of properties	18	18	7	1	1	1	—	—	26	20
Percent of total portfolio	69.2%	90.0%	26.9%	5.0%	3.8%	5.0%	—	—	100.0%	100.0%

	Three months ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rental revenue	$10,869	$10,831	$6,357	$1,764	$213	$—	$(57)	$(57)	$17,382	$12,538
Tenant recoveries	2,364	2,014	1,674	688	46	—	—	—	4,084	2,702
Other income	34	14	57	—	—	—	196	129	287	143

Total revenues	13,267	12,859	8,088	2,452	259	—	139	72	21,753	15,383
Rental operations(1)	3,089	2,899	2,318	701	55	—	(261)	(57)	5,201	3,543

Net operating income	10,178	9,960	5,770	1,751	204	—	400	129	16,552	11,840

(1)	Amount includes the following expenses: maintenance and repairs, real estate taxes, management fees and other operating expenses.

The following table provides a reconciliation of net operating income (as defined) to net income for the three months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended
	September 30, 2012	September 30, 2011	Change	Percent Change
Net operating income (as defined)	$16,552	$11,840	$4,712	39.8%

Unallocated income (expense):
Changes in fair value of contingent consideration	(121)	—	(121)	n/a
General and administrative	3,321	3,187	134	4.2%
Depreciation and amortization	8,602	6,375	2,227	34.9%

Income from operations	4,750	2,278	2,472	108.5%

Interest expense, net	(4,150)	(3,417)	(733)	21.5%
Loss from equity in unconsolidated entities	(158)	—	(158)	n/a
Changes in fair value of financial instruments and gain on redemption of OP units	61	(596)	657	110.2%

Net income (loss)	$503	$(1,735)	$2,238	$129.0%

Net operating income (as defined): Net operating income increased by $4.7 million, or 39.8%, to $16.5 million for the three months ended September 30, 2012 compared to $11.8 million for the three months ended September 30, 2011. The increase was primarily related to the acquisition of eight operating properties after June 30, 2011 (including the La Costa Town Center property that was contributed to an unconsolidated entity in September 2012), the commencement of leases at properties partially under development or redevelopment that were placed into service in 2011and 2012 and the commencement of a portion of the leases at our development property in 2012.

Changes in fair value of contingent consideration: A gain of approximately $121,000 on changes in fair value of contingent consideration (included in changes in fair value of contingent consideration in the accompanying condensed consolidated statements of income) was recognized in the nine months ended September 30, 2012 as a result of an increase in the estimated fair value of funds to be received from escrow in connection with a master lease agreement related to the Promenade Corporate Center acquisition.

General and administrative: General and administrative expenses were $3.3 million for the three months ended September 30, 2012 compared to $3.2 million for the three months ended September 30, 2011. Included was share-based compensation expense for the three months ended September 30, 2012 and 2011 of $817,000 and $1.3 million, respectively. The increase was due to higher acquisition costs related to completed and pending acquisitions, partially offset by the decrease in share-based compensation expense as a result of the graded vesting method of recognizing compensation expense related to the 2011 performance-based stock awards, which results in declining amounts of compensation expense in 2012 and 2013 as compared to 2011.

Depreciation and amortization: Depreciation and amortization expense increased $2.2 million, or 34.9%, to $8.6 million for the three months ended September 30, 2012 compared to $6.4 million for the three months ended September 30, 2011. The increase was primarily related to our acquisition of eight operating properties after June 30, 2011 (including the La Costa Town Center property that was contributed to an unconsolidated entity in September 2012) and the commencement of depreciation at our development property in 2012.

Interest expense, net: Interest expense increased $733,000, or 21.5%, to $4.2 million for the three months ended September 30, 2012 compared to $3.4 million for the three months ended September 30, 2011. The increase was primarily due to the assumption of approximately $142.3 million of mortgage debt in connection with our property acquisitions in 2011 and 2012, partially offset by a decrease in the interest rate and fees associated with our unsecured revolving credit facility as a result of amendments in 2011 and 2012.

Loss from equity in unconsolidated entities: In September 2012, we contributed our La Costa Town Center property to a newly-formed entity in which we hold a 20% ownership interest. Our ownership interest is reflected in the accompanying consolidated balance sheets as an investment in unconsolidated entities, which is accounted for in a manner similar to the equity method of accounting. The loss of $158,000 recognized for the three months ended September 30, 2012 is primarily comprised of our proportionate share of costs associated with the acquisition of the property by the joint venture and the amortization of loan costs associated with incurred indebtedness.

Changes in fair value of financial instruments and gain on redemption of OP units: A gain on changes in fair value of financial instruments and gain on OP unit redemption of approximately $61,000 was recognized in the three months ended September 30, 2012 as a result of (1) a decrease in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 and (2) the redemption of 65,126 OP units (see Notes 3 and 16 of the condensed consolidated financial statements contained elsewhere herein for further discussion). A loss on changes in fair value of financial instruments of approximately $596,000 was recognized in the three months ended September 30, 2011 as a result of an increase in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 (see Notes 3 and 16 of the consolidated financial statements contained elsewhere herein for further discussion).

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

The following table sets forth historical financial information for same properties (all properties that we consolidated, owned and operated for the entirety of both periods being compared except for properties that were entirely or primarily under redevelopment or development during either or both of the periods being compared), new properties (properties that were not owned during the entirety of the periods being compared), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either or both of the periods being compared) and corporate entities (legal entities performing general and administrative functions) (dollars in thousands, except on a per square foot basis):

	Same Properties		New Properties		Redevelopment/ Development Properties		Corporate		Total
	September 30
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rentable GLA	2,713,168	2,713,168	1,965,447	859,520	118,509	118,509	—	—	4,797,124	3,691,197
Percent leased	93.8%	91.7%	96.4%	98.5%	93.3%	56.7%	—	—	94.8%	92.2%
Number of properties	16	16	9	3	1	1	—	—	26	20
Percent of total portfolio	61.5%	80.0%	34.6%	15.0%	3.8%	5.0%	—	—	100.0%	100.0%

	Nine months ended September, 30
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rental revenue	$26,838	$25,775	$23,109	$5,879	$776	$—	$(173)	$(173)	$50,550	$31,481
Tenant recoveries	5,505	5,413	4,920	1,408	111	—	—	—	10,536	6,821
Other income	83	98	148	—	1	—	743	251	975	349

Total revenues	32,426	31,286	28,177	7,287	888	—	570	78	62,061	38,651
Rental operations(1)	7,672	7,758	7,601	1,570	139	—	(841)	(42)	14,571	9,286

Net operating income	24,754	23,528	20,576	5,717	749	—	1,411	120	47,490	29,365

(1)	Amount includes the following expenses: maintenance and repairs, real estate taxes, management fees and other operating expenses.
(2)	Excludes revenue adjustments relating to straight-line rents, fair value lease intangibles and lease incentives.

The following table provides a reconciliation of net operating income (as defined) to net income for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Nine Months Ended
	September 30, 2012	September 30, 2011	Change	Percent Change
Net operating income (as defined)	$47,490	$29,365	$18,125	61.7%

Unallocated income (expense):
Changes in fair value of earn-outs	(121)	(328)	207	63.1%
General and administrative	10,136	8,977	1,159	12.9%
Depreciation and amortization	25,432	16,937	8,495	50.2%

Income from operations	12,043	3,779	8,264	218.7%

Interest expense, net	(11,704)	(9,401)	(2,303)	24.5%
Loss from equity in unconsolidated entities	(158)	—	(158)	n/a
Gain on acquisition of real estate and sale of land parcel	—	937	(937)	100.0%
Changes in fair value of financial instruments and gain on redemption of OP units	1,112	(84)	1,196	1,423.8%

Income (loss) from continuing operations	1,293	(4,769)	6,062	127.1%
Income from discontinued operations	—	4,999	(4,999)	100.0%

Net income	$1,293	$230	$1,063	462.2%

Net operating income (as defined): Net operating income increased by $18.1 million, or 61.7%, to $47.5 million for the nine months ended September 30, 2012 compared to $29.4 million for the nine months ended September 30, 2011. The increase was primarily related to the acquisition of ten operating properties in 2011 and 2012 (not including Rite Aid, an outparcel to Vestavia Hills City Center, but including the La Costa Town Center property), the commencement of leases at properties partially under development or redevelopment that were placed into service in 2011and 2012 and the commencement of a portion of the leases at our development property in 2012.

Changes in fair value of contingent consideration: A gain of approximately $121,000 on changes in fair value of contingent consideration (included in changes in fair value of contingent consideration in the accompanying condensed consolidated statements of income) was recognized in the nine months ended September 30, 2012 as a result of an increase in the estimated fair value of funds to be received from escrow in connection with a master lease agreement related to the Promenade Corporate Center acquisition. A gain of approximately $328,000 was recognized in the nine months ended September 30, 2011 as a result of a decrease in the estimated fair value of additional consideration due to sellers of properties acquired in 2010 from updated leasing assumptions related to prospective leasing.

General and administrative: General and administrative expenses were $10.1 million for the nine months ended September 30, 2012 compared to $9.0 million for the nine months ended September 30, 2011. The increase was primarily due to higher acquisition costs related to completed and pending acquisitions, an increase in other professional and audit fees and an overall increase in compensation costs (including benefits and payroll taxes) related to an increase in total employees, partially offset by the decrease in share-based compensation expense as a result of the graded vesting method of recognizing compensation expense related to the 2011 performance-based stock awards, which results in declining amounts of compensation expense in 2012 and 2013 as compared to 2011.

Depreciation and amortization: Depreciation and amortization expense increased $8.5 million, or 50.2%, to $25.4 million for the nine months ended September 30, 2012 compared to $16.9 million for the nine months ended September 30, 2011. The increase was primarily related to our acquisition of ten operating properties in 2011 and 2012 (not including Rite Aid, an outparcel to Vestavia Hills City Center, but including the La Costa Town Center property) and the commencement of depreciation at our development property in 2012.

Interest expense, net: Interest expense increased $2.3 million, or 24.5%, to $11.7 million for the nine months ended September 30, 2012 compared to $9.4 million for the nine months ended September 30, 2011. The increase was primarily due to the assumption of approximately $142.3 million of mortgage debt in connection with our property acquisitions in 2011 and 2012, partially offset by a decrease in the interest rate and fees associated with our unsecured revolving credit facility as a result of amendments in 2011 and 2012, and a decrease in the average borrowings outstanding on our unsecured revolving credit facility for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Loss from equity in unconsolidated entities: In September 2012, we contributed our La Costa Town Center property to a newly-formed entity in which we hold a 20% ownership interest. Our ownership interest is reflected in the accompanying consolidated balance sheets as an investment in unconsolidated entities, which is accounted for in a manner similar to the equity method of accounting. The loss of $158,000 recognized for the nine months ended September 30, 2012 is primarily comprised of our proportionate share of costs associated with the acquisition of the property by the joint venture and the amortization of loan costs associated with incurred indebtedness.

Gain on acquisition of real estate and sale of land parcel: A gain of approximately $937,000 was recognized during the nine months ended September 30, 2011 related the acquisition of a Rite Aid (an outparcel to Vestavia Hills City Center), representing the difference between the fair value at the date of closing and the price paid (see Note 3 of the consolidated financial statements contained elsewhere herein for further discussion).

Changes in fair value of financial instruments and gain on redemption of OP units: A gain on changes in fair value of financial instruments and gain on OP unit redemption of approximately $1.1 million was recognized in the nine months ended September 30, 2012 as a result of (1) a decrease in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 and (2) the redemption of 365,053 OP units (see Notes 3 and 16 of the consolidated financial statements contained elsewhere herein for further discussion). A loss on changes in fair value of financial instruments of approximately $84,000 was recognized in the nine months ended September 30, 2011 as a result of a increase in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 (see Notes 3 and 16 of the consolidated financial statements contained elsewhere herein for further discussion).

Results of Operations Segments

We evaluate the performance of our segments based upon property net operating income. “Property Net Operating Income” is defined as operating revenues (rental revenue and tenant recoveries) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses). We also evaluate interest expense, interest income and depreciation and amortization by segment. Corporate general and administrative expense, interest expense related to corporate indebtedness and other non-recurring gains or losses are reflected within the retail properties operating segment as this constitutes our primary business objective and represents the majority of our operations.

You should read the following discussion in conjunction with the segment information disclosed in Note 18 to our condensed consolidated financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the three and nine months ended September 30, 2012 and 2011 may not be indicative of our future results of operations.

The following table sets forth results of operations presented by segments for the three months ended September 30, 2012 (dollars in thousands):

	Three Months Ended
	September 30, 2012	September 30, 2011	Change	Percent Change
Revenues:
Retail properties	$19,492	$14,620	$4,872	33.3%
Office properties	2,261	763	1,498	196.3%

Total revenues	21,753	15,383	6,370	41.4%
Property operating expenses:
Retail properties	4,251	$3,373	$878	26.0%
Office properties	950	170	780	458.8%

Total property operating expenses	5,201	3,543	1,658	46.8%

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

Revenue-retail properties: Retail property revenue increased by $4.9 million, or 33.3%, to $19.5 million for the three months ended September 30, 2012 compared to $14.6 million for the three months ended September 30, 2011. The increase was primarily related to the acquisition of seven retail operating properties after June 30, 2011 (including the La Costa Town Center property that was contributed to an unconsolidated entity in September 2012), the commencement of leases at a property partially under redevelopment that was placed into service in 2011 and the commencement of a portion of the leases at our development property in 2012.

Revenue-office properties: Office property revenue increased by $1.5 million, or 196.3%, to $2.3 million for the three months ended September 30, 2012 compared to $763,000 for the three months ended September 30, 2011. The increase was primariliy related to the acquisition of Promenade Corporate Center in January 2012.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $878,000, or 26.0%, to $4.3 million for the three months ended September 30, 2012 compared to $3.4 million for the three months ended September 30, 2011. The increase was primarily related to the acquisition of seven retail operating properties after June 30, 2011 (including the La Costa Town Center property that was contributed to an unconsolidated entity in September 2012). The increase was also due to an overall increase in repairs and maintenance costs and real estate taxes at our same store properties, partially offset by a decrease in other property operating expenses.

Property operating expenses-office properties: Property operating expenses related to our office properties increased by $780,000, or 458.8%, to $950,000 for the three months ended September 30, 2012 compared to $170,000 for the three months ended September 30, 2011. The increase was primarily related to the acquisition of Promenade Corporate Center in January 2012.

The following table sets forth results of operations presented by segments for the nine months ended September 30, 2012 (dollars in thousands):

	Three Months Ended
	September 30, 2012	September 30, 2011	Change	Percent Change
Revenues:
Retail properties	$55,694	$36,269	$19,425	53.6%
Office properties	6,367	2,382	3,985	167.3%

Total revenues	62,061	38,651	23,410	60.6%
Property operating expenses:
Retail properties	12,205	$8,779	$3,426	39.0%
Office properties	2,366	507	1,859	366.7%

Total property operating expenses	14,571	9,286	5,285	56.9%

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

Revenue-retail properties: Retail property revenue increased by $19.4 million, or 53.6%, to $55.7 million for the nine months ended September 30, 2012 compared to $36.3 million for the nine months ended September 30, 2011. The increase was primarily related to the acquisition of nine retail operating properties in 2011 and 2012 (not including Rite Aid, an outparcel to Vestavia Hills City Center, but including the La Costa Town Center property), the commencement of leases at a property partially under redevelopment that was placed into service in 2011 and the commencement of a portion of the leases at our development property in 2012.

Revenue-office properties: Office property revenue increased by $4.0 million, or 167.3%, to $6.4 million for the nine months ended September 30, 2012 compared to $2.4 million for the nine months ended September 30, 2011. The increase was primarily related to the acquisition of Promenade Corporate Center in January 2012.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $3.4 million, or 39.0%, to $12.2 million for the nine months ended September 30, 2012 compared to $8.8 million for the nine months ended September 30, 2011. The increase was primarily related to the acquisition of ten operating properties in 2011 and 2012 (not including Rite Aid, an outparcel to Vestavia Hills City Center, but including the La Costa Town Center property), partially offset by a decrease in same property other property operating expenses.

Property operating expenses-office properties: Property operating expenses related to our office properties increased by $1.9 million, or 366.7%, to $2.4 million for the nine months ended September 30, 2012 compared to $507,000 for the nine months ended September 30, 2011. The increase was primarily related to the acquisition of Promenade Corporate Center in January 2012.

Cash Flows

The following is a comparison, for the nine months ended September 30, 2012 and 2011, of our cash flows.

Cash and cash equivalents were $16.0 million and $45.9 million at September 30, 2012 and 2011, respectively.

Net cash provided by operating activities was $28.8 million for the nine months ended September 30, 2012 compared to $18.4 million for the nine months ended September 30, 2011, an increase of $10.4 million. The increase was primarily due to cash flow generated by acquisitions and cash rent starts on new leases as well as a decrease from non-cash reconciling adjustments recognized during the nine months ended September 30, 2011 (primarily gains on the acquisition and sale of real estate totaling approximately $4.9 million).

Net cash used in investing activities was $80.4 million for the nine months ended September 30, 2012 compared to $66.1 million for the nine months ended September 30, 2011, an increase of $14.3 million. The increase in net cash used was primarily the result of an increase in property acquisitions during the nine months ended September 30, 2012 compared to the same period in 2011, partially offset by proceeds from the contribution of our La Costa Town Center property, proceeds from the sale of equity securities in the amount of approximately $4.2 million and the collection of an outstanding mortgage loan receivable in the amount of $2.0 million.

Net cash provided by financing activities was $62.3 million for the nine months ended September 30, 2012 compared to $87.0 million for the nine months ended September 30, 2011, a decrease of $24.7 million. The decrease was primarily due to lower net proceeds from common and preferred stock offerings of $101.3 million compared to $197.6 million for the nine months ended September 30, 2012 and 2011, respectively, and cash payments totaling $3.5 million pursuant to the redemption of OP units and the payment of contingent consideration during the nine months ended September 30, 2012. The decrease was partially offset by a decrease in payments on notes payable of $71.0 million compared to $114.8 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table presents a reconciliation of our FFO for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net (loss) income attributable to the common stockholders	$(2,243)	$(2,612)	$(6,302)	$(2,183)
Non-controlling interests in operating partnership	(73)	(118)	(230)	(25)
Depreciation and amortization	8,602	6,375	25,432	17,352
Depreciation and amortization related to joint venture(1)	(41)	(59)	(165)	(134)
Gain on acquisition of real estate	—	—	—	(937)
Gain on sale of real estate assets	—	—	—	(3,976)

Funds from operations	$6,245	$3,586	$18,735	$10,097

(1)

Including a reduction for 50% of the depreciation and amortization expense at our Dothan property and an increase for our proportionate share of depreciation and amortization expense at the unconsolidated La Costa Town Center property.

Liquidity and Capital Resources

At September 30, 2012, we had $16.0 million of cash and cash equivalents on hand.

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	future distributions expected to be paid to our stockholders and limited partners of our Operating Partnership,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions, and

•	construction of our three non-operating properties.

Our long term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions, capital commitments, construction obligations and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions and developments of new properties that we pursue.

We intend to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance or will borrow from our unsecured credit facility to pay for upcoming debt maturities. The maturity date for $13.7 million and $55.8 million of our outstanding indebtedness maturing in 2013 can be extended through March 2015 and December 2014, respectively (see Note 8 of the accompanying condensed consolidated financial statements contained elsewhere herein for further discussion). We expect to incur approximately $17.6 million in construction costs relating to development projects on portions of existing operating properties. Funds for these costs are expected to come from new mortgage financing, borrowings from our unsecured revolving credit facility and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness, long-term secured and unsecured indebtedness and the use of net proceeds from the disposition of non-strategic assets. In addition, we may, from time to time, offer and sell additional shares of preferred stock, as well as debt securities, common stock, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs.

On July 20, 2012, we entered into an amended and restated credit agreement, which provided an increase in borrowings available under our credit facility from $200.0 million to $250.0 million, decreased the fees pertaining to the unused capacity and the applicable interest rate and extended the maturity date.

The unsecured revolving credit facility has a borrowing capacity of $250.0 million, which may be increased from time to time up to an additional $200.0 million for a total borrowing capacity of $450.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is July 19, 2016 and may be extended for one additional year at our option. The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on our leverage ratio. We also pay a fee of 0.25% or 0.35% for any unused portion of the unsecured revolving credit facility, depending on our utilization of the borrowing capacity. Borrowings under the unsecured revolving credit facility were $0 at September 30, 2012. In addition, we issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on our consolidated balance sheets. At September 30, 2012, there was approximately $191.2 million available for borrowing under the unsecured revolving credit facility.

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

The following is a summary of key financial covenants and their covenant levels as of September 30, 2012:

	Required	Actual
Key financial covenant:
Ratio of total liabilities to total asset value (maximum)	60.0%	33.9%
Ratio of adjusted EBITDA to fixed charges (minimum)	1.50	1.73
Ratio of secured indebtedness to total asset value (maximum)	40.0%	33.9%

(1)	For a complete listing of all debt covenants related to our consolidated indebtedness as well as definitions of the above terms, please refer to our applicable filings with the SEC.

Under our credit agreement, cash dividends on our common stock, as well as our preferred stock, may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement), and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status. As of September 30, 2012, we believe that we were in compliance with all of the covenants under our credit agreement.

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

On March 9, 2012, we entered into equity distribution agreements with four sales agents, under which we can issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through, at our discretion, any of the sales agents. The sales of common stock made under the equity distribution agreements will be made in “at the market” offerings as defined in the Securities Act. During the nine months ended September 30, 2012, we completed the issuance of 1,082,051 shares pursuant to the equity distribution agreements, resulting in net proceeds of approximately $12.6 million at an average stock issuance price of $11.92 per share.

On October 30, 2012, we completed the issuance of 9,775,000 shares of common stock, including the exercise of an overallotment option of 1,275,000 shares, resulting in net proceeds of approximately $113.1 million, after deducting the underwriters’ discount and estimated commissions and offering expenses. A portion of the net proceeds from this offering were used to repay the outstanding indebtedness under our unsecured revolving credit facility and for other general corporate and working capital purposes.

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

As of September 30, 2012, our ratio of debt-to-gross undepreciated asset value was approximately 33.3%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and our Board of Directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments, Contingencies and Contractual Obligations

The following table outlines our contractual obligations (dollars in thousands) at September 30, 2012 related to our mortgage and note indebtedness and other commitments:

	Payments by Period
	2012 (three months)	2013-2014	2015-2016	Thereafter	Total
Principal payments — fixed rate debt(1)	$970	$157,261	$48,710	$51,736	$258,677
Principal payments — variable rate debt(2)	—	13,713	—	12,000	25,713
Interest payments — fixed rate debt(1)	2,853	20,934	8,475	9,152	41,414
Interest payments — variable rate debt(2)	90	102	46	391	629
Construction costs(3)	—	7,606	8,100	1,900	17,606

	$3,913	$199,616	$65,331	$75,179	$344,039

(1)

Includes a mortgage payable at our Park West Place property, which was amended in July 2012 and now bears interest at a rate of LIBOR plus 2.25% (contractual interest rate of 2.5% at September 30, 2012). In December 2010, we entered into two interest rate swap contracts equal to the notional value of the mortgage payable, which fix LIBOR at an average of 1.41% for the term of the mortgage.

(2)

Includes redevelopment revenue bonds at our Northside Mall property and outstanding borrowings on our unsecured revolving credit facility and our construction loan (our unsecured revolving credit facility had a balance of $0 at September 30, 2012). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.19% at September 30, 2012). The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on our leverage ratio. The construction loan bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio (interest rate of 2.45% at September 30, 2012).

(3)	Amount represents our estimate of costs expected to be incurred to complete the construction of our two non-operating properties.

Off-Balance Sheet Arrangements

In September 2012, PC Retail, LLC repaid in full a $2.0 million note receivable that we issued to facilitate the land acquisition and development of a shopping center anchored by Publix in Brandon, Florida, including interest accrued through the date of repayment. We have entered into a purchase and sale agreement with PC Retail, LLC to acquire the property upon completion of development. The purchase price will be based on the income from leasing of the center. In June 2012, we executed an amendment whereby the closing date for the potential acquisition was extended through December 31, 2012. On October 9, 2012, we completed the acquisition of the retail shopping center with 68,000 square feet of GLA in Brandon, Florida for a purchase price of approximately $13.1 million.

We own a 20% ownership interest in an unconsolidated limited liability company (“La Costa LLC”). In connection with the formation of the La Costa LLC in September 2012, we contributed the La Costa Town Center property to the entity in exchange for proceeds of approximately $21.2 million (see Note 13 of the accompanying condensed consolidated financial statements contained elsewhere herein for further discussion). The La Costa LLC does not qualify as a VIE and consolidation is not required as we do not control the operations of the property. The majority owner will bear the majority of any losses incurred. We will receive 20% of the cash flow distributions and may receive a greater portion of cash distributions in the future based upon the performance of the property and the availability of cash for distribution. In addition, we receive fees from our role as the day-to-day property manager and for any development services that we provide. We account for our interest in the La Costa LLC as a profit-sharing arrangement, which is reflected in a manner that is similar to the equity method of accounting. The assets and the liabilities of the La Costa LLC were $25.1 million and $14.4 million, respectively, at September 30, 2012.

Our proportionate share of outstanding indebtedness at the La Costa LLC is the following (dollars in thousands):

Name	Ownership Interest	Principal Amount(1)	Interest Rate	Maturity Date
La Costa LLC	GEM	$2,820	6.0%	October 1, 2014

(1)	Amount represents our proportionate share of a secured mortgage note, which bears interest at the rate of LIBOR plus a margin of 575 basis points.

We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any other financing, liquidity, market or credit risk that could arise if we had engaged in these relationships, other than as described above.

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

The fair value of mortgages payable at September 30, 2012 was approximately $293.6 million compared to the carrying amount of $285.1 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $4.9 million at September 30, 2012. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $5.2 million at September 30, 2012.

We have entered into a $250.0 million unsecured revolving credit facility. The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on our leverage ratio. As of September 30, 2012, we had $12.1 million of debt and commitments outstanding under our unsecured revolving credit facility, comprised of a $12.1 million letter of credit issued under the facility. At September 30, 2012, the outstanding balance on our unsecured revolving credit facility was $0.

We have entered into an $18.0 million construction loan agreement in connection with construction activities at one of our development properties. The construction loan bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio. At September 30, 2012, the outstanding balance on our construction loan was $13.7 million at an interest rate of 2.45%.

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

As of September 30, 2012, we had two interest rate derivatives that were designated as cash flow hedges of interest rate risk. Both derivatives were interest rate swaps and the notional amount totaled $55.8 million. The interest rate swap contracts fixed LIBOR at an average of 1.41% for the term of a mortgage loan which expires in December 2013. The fair value of these derivative financial instruments was approximately $784,000 and is classified in accounts payable and other liabilities on the accompanying condensed consolidated balance sheets.

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

In the quarter ended September 30, 2012, we issued 76,602 shares of common stock in exchange for 65,126 units in our Operating Partnership, bringing the total number of shares of common stock issued in exchange for Operating Partnership units for the nine months ended September 30, 2012 to 299,057. This common stock was issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Credit Agreement, dated July 20, 2012, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, Wells Fargo Securities, LLC and KeyBanc Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Administrative Agent, KeyBank National Association, as Syndication Agent, US Bank, National Association, PNC Bank, National Association and Union Bank, N.A., as Documentation Agents, and certain other lenders party thereto.(1)

10.2	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, between Della Road Development, LLC and Excel Trust, L.P., dated October 9, 2012. (2)

10.3	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, among Lake Burden/Overstreet 1, LLC, Maguire Shoppes LLC, Maguire Shoppes II, LLC and Excel Trust, L.P., dated May 31, 2012. (2)

10.4	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, among West Broad Village III, LLC, West Broad Village V, LLC and Excel Trust, L.P., dated May 31, 2012. (2)

10.5	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, between Bay Hill Fountains, L.L.C. and Excel Trust, L.P., dated May 31, 2012. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2012.
(2)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCEL TRUST, INC.

By:	/s/ GARY B. SABIN
Gary B. Sabin
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JAMES Y. NAKAGAWA
James Y. Nakagawa
Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Credit Agreement, dated July 20, 2012, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, Wells Fargo Securities, LLC and KeyBanc Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Administrative Agent, KeyBank National Association, as Syndication Agent, US Bank, National Association, PNC Bank, National Association and Union Bank, N.A., as Documentation Agents, and certain other lenders party thereto.(1)

10.2	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, between Della Road Development, LLC and Excel Trust, L.P., dated October 9, 2012. (2)

10.3	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, among Lake Burden/Overstreet 1, LLC, Maguire Shoppes LLC, Maguire Shoppes II, LLC and Excel Trust, L.P., dated May 31, 2012. (2)

10.4	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, among West Broad Village III, LLC, West Broad Village V, LLC and Excel Trust, L.P., dated May 31, 2012. (2)

10.5	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, between Bay Hill Fountains, L.L.C. and Excel Trust, L.P., dated May 31, 2012. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2012.
(2)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012.