Form 10-K
period 2012-12-31
Excel Trust, Inc.
filed 2013-03-01
CIK 1478950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $518.7 million based upon the closing price on the New York Stock Exchange on June 30, 2012, the last business day of the registrant’s most recently completed second quarter.

Number of shares outstanding as of February 27, 2013 of the registrant’s common stock, par value $0.01 per share: 46,873,211 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Excel Trust, Inc.’s Proxy Statement with respect to its 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

EXCEL TRUST, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

As of December 31, 2012, we owned an operating portfolio consisting of 30 retail properties totaling approximately 5.1 million square feet of gross leasable area (including a 50% consolidated joint venture), which were approximately 93.4% leased and had a weighted average remaining lease term of approximately eight years, based on gross leasable area (one retail property also contains 339 apartment units on the upper levels of the shopping center). We also owned two commercial office properties, Excel Center, a portion of which is utilized as our corporate headquarters, and the Promenade Corporate Center. These properties total 338,339 square feet of gross leasable area and were approximately 82.7% leased as of December 31, 2012. In addition, we held ownership interests in two unconsolidated retail properties totaling 225,113 square feet of gross leasable area, which were approximately 65.5% leased as of December 31, 2012. Our non-operating property consists of Phase II of our Chimney Rock property, which is held for future development. Phase I of our Chimney Rock property is classified as an operating property.

On January 31, 2012, we completed the issuance of 3,680,000 shares of 8.125% Series B Cumulative Redeemable Preferred Stock, or Series B preferred stock, with a liquidation preference of $25.00 per share, including the exercise of an overallotment option of 480,000 shares. We pay cumulative dividends on the Series B preferred stock, when, as and if declared by our board of directors, at a rate of 8.125% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series B preferred stock is $2.03125, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series B preferred stock generally have no voting rights except for limited voting rights if we fail to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. Net proceeds from this offering were approximately $88.7 million. We used the net proceeds of this offering to repay the outstanding indebtedness under our unsecured revolving credit facility and for other general corporate and working capital purposes.

On March 9, 2012, we entered into equity distribution agreements, or the 2012 Equity Distribution Agreements, with four sales agents, under which we can issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through, at our discretion, any of the sales agents. The sales of common stock made under the 2012 Equity Distribution Agreements will be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended or the Securities Act. During the year ended December 31, 2012, we issued 1,082,051 shares pursuant to the 2012 Equity Distribution Agreements, resulting in net proceeds of approximately $12.6 million at an average stock issuance price of $11.92 per share. We used the net proceeds to repay outstanding indebtedness under our unsecured revolving credit facility and for other general corporate and working capital purposes. Subsequent to December 31, 2012, we issued 1,967,528 shares, resulting in net proceeds of approximately $24.3 million at an average stock issuance price of $12.58 per share.

On October 30, 2012, we completed the issuance of 9,775,000 shares of common stock, including the exercise of an overallotment option of 1,275,000 shares, resulting in net proceeds of approximately $113.1 million, after deducting the underwriters’ discount and commissions and offering expenses. A portion of the net proceeds from this offering were used to repay the outstanding indebtedness under our unsecured revolving credit facility and for other general corporate and working capital purposes.

In 2011, our board of directors authorized a stock repurchase program under which we may acquire up to $30.0 million of our common stock in open market and negotiated purchases with no expiration date. In the year ended December 31, 2011, we repurchased 674,866 shares of our common stock for an aggregate cost of approximately $6.7 million (including transaction costs) at a weighted average purchase price of $9.99 per share. We subsequently retired the shares. We did not repurchase any shares of common stock in the year ended December 31, 2012.

We were organized as a Maryland corporation on December 15, 2009 and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2010. We conduct substantially all of our business through Excel Trust, L.P., a Delaware limited partnership. We are the sole general partner of our operating partnership. As of February 28, 2013, we had 45 employees. Our primary offices are located in San Diego, California and Salt Lake City, Utah. Our headquarters is located at 17140 Bernardo Center Drive, Suite 300, San Diego, California 92128. Our telephone number at that location is (858) 613-1800. Our internet address is www.ExcelTrust.com. On our internet website, you can obtain, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or SEC. You can also access on our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter.

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

•

Lease terms. In the near term, we intend to acquire properties that feature one or more of the following characteristics in their tenants’ lease structure: properties with long-term leases for anchor tenants; properties under triple-net leases, which are leases where the tenant agrees to pay rent as well as all taxes, insurance and maintenance expenses that arise from the use of the property thereby minimizing our expenses; and properties with leases that incorporate percentage rent and/or rental escalations that act as an inflation hedge while maximizing operating cash flows. As a longer-term strategy, we will look to acquire properties with shorter-term lease structures for in-line tenants, which are tenants that rent smaller spaces around the anchor tenants within a property, that have below-market rents that can be renewed at higher market rates.

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

Capitalize on network of relationships to pursue off-market transactions. We have pursued and will continue to pursue off-market transactions in our target markets through the long-term relationships we have developed over the past three decades. We believe the current dislocation in the real estate capital markets will allow us to supplement this strategy in the near term by targeting opportunities resulting from both troubled owners and distressed real estate. We target overleveraged property owners facing liquidity constraints or solvency issues. We also intend to target properties that, although well-located, are challenged by tenant bankruptcies. We believe these sellers will provide us the opportunity to obtain high quality, well-located, dominant retail properties at attractive valuations.

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

Federal, state and local laws and regulations also require removing or upgrading certain underground storage tanks and regulate the discharge of storm water, wastewater and any water pollutants; the emission of air pollutants; the generation, management and disposal of hazardous or toxic chemicals, substances or wastes; and workplace health and safety. Some of our properties have tenants which may use hazardous or toxic substances in the routine course of their businesses. Although we believe that the tenants’ activities involving such materials comply in all material respects with applicable laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of such contamination or injury, we could be held liable for any damages that result, and any such liability could exceed our resources and our environmental remediation insurance coverage. See “Risk Factors — Risks Related to the Real Estate Industry — We could incur significant costs related to government regulation and private litigation over environmental matters involving the presence, discharge or threat of discharge of hazardous or toxic substances, which could adversely affect our operations, the value of our properties, and our ability to make distributions to our stockholders” under Item 1A. below.

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

While we may purchase our properties on an “as is” basis, all of our purchase contracts contain an environmental contingency clause, which permits us to reject a property because of any environmental hazard at such property. We receive Phase I environmental reports on all prospective properties.

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

Insurance

We carry comprehensive general liability, fire and extended coverage and loss of rental insurance covering all of our properties under a blanket portfolio policy. We believe the policy specifications and insured limits are adequate given the relative risk of loss, cost of the coverage and standard industry practice. We intend to carry similar insurance with respect to future acquisitions as appropriate. Our headquarters and some of our other properties are located in California in areas that are more likely to be subject to earthquakes. We presently do not carry earthquake insurance. See “Risk Factors — Risks Related to the Real Estate Industry — Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders” under Item 1A. below.

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

Segment Financial Information

Financial information by segment is presented in Note 19 to the financial statements in Item 8 of this report. Segment financial information for the year ended December 31, 2012 reflects a new segment, Multi-family properties, as a result of our acquisition of the West Broad Village property in October 2012, which includes 339 apartment units.

ITEM 1A.	RISK FACTORS

Risks Related to Our Properties, Our Business and Our Growth Strategy

Challenging economic conditions facing us and our tenants may have a material adverse effect on our financial condition and results of operations.

We and our tenants are susceptible to adverse economic developments in the United States. The United States has been in a challenging economic environment in recent years that may continue into the future. General economic factors that are beyond our control, including, but not limited to, decreases in consumer confidence, reductions in consumer credit availability, increasing consumer debt levels, rising energy costs, tax rates, increasing business layoffs, downsizing and industry slowdowns, and/or rising inflation, could have a negative impact on the business of our tenants. In turn, this could have a material adverse effect on our business because current or prospective tenants may, among other things (1) have difficulty paying us rent as they struggle to sell goods and services to consumers, (2) be unwilling to enter into or renew leases with us on favorable terms or at all, (3) seek to terminate their existing leases with us or seek downward rental adjustment to such leases or (4) be forced to curtail operations or declare bankruptcy. If the national economy continues to experience uncertainty, or general economic conditions were to worsen, the value of our properties, as well as the income we receive from our properties, could be adversely affected. This may have a material adverse effect on our financial condition and results of operations.

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

As of February 29, 2013, we had entered into a contract to acquire one property and were actively negotiating additional potential property acquisitions from our pipeline. In addition, on January 24, 2013 we completed the acquisition of Tracy Pavilion, a retail shopping center with approximately 162,000 square feet of gross leasable area located in Tracy, California. As we continue to acquire properties, such growth may require substantial attention from our existing management team, which may divert management’s attention from our current properties and impair our relationships with our current tenants and employees. Implementing our growth plan also will require that we expand our management and staff with qualified and experienced personnel and that we implement administrative, accounting and operational systems sufficient to integrate new properties into our portfolio. We also must manage future property acquisitions without incurring unanticipated costs or disrupting the operations at our existing properties. Managing new properties requires a focus on leasing and retaining tenants. If we fail to successfully integrate future acquisitions into our portfolio, or if newly acquired properties fail to perform as we expect, our results of operations, financial condition and ability to pay distributions could suffer.

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

As of December 31, 2012, our three largest retail tenants in terms of annualized base rent were Publix Super Markets, Inc., Lowe’s and Edwards Theatres, the scheduled annualized base rents for which represented 3.5%, 2.8% and 2.8%, respectively, of our total retail annualized base rent. As of December 31, 2012, our three largest office tenants in terms of annualized base rent were Kaiser Permanente, Fitch, Inc. and Buchalter Nemer, the scheduled annualized base rents for which represented 23.2%, 9.2% and 7.5%, respectively, of our total office annualized base rent. Our performance depends on our ability to collect rent from these and other tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, whether as a result of general economic conditions or otherwise. As a result, our tenants may fail to make rental payments when due under a number of leases, delay a number of lease commencements, decline to extend or renew a number of leases upon expiration, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by a major tenant or non-owned anchor or a failure by that major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. Furthermore, because many of our leases are triple-net, the failure of a tenant to make payments could result not only in lost rental income, but also in an increase in our operating expenses. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or non-owned anchor with leases in multiple locations, could seriously harm our performance.

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

We are actively pursuing additional property acquisitions. Any properties that we acquire may be subject to existing liabilities that are unknown at the time we acquire such properties, which could affect such properties’ valuation or revenue potential. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions; claims of tenants, vendors or other persons dealing with the entities prior to our acquisition of such properties (that had not been asserted or threatened prior to our acquisition); tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. The existence of such liabilities could significantly adversely affect the value of the property subject to such liability and our ability to pay distributions on our common stock and preferred stock.

We do not have exclusive control over our joint venture investments, which makes these investments risky.

We have invested in some properties as a joint venture partner, instead of owning the properties directly. In these investments, we do not have exclusive control over the development, financing, leasing, management and other aspects of these investments. As a result, our partners might have interests or goals that are inconsistent with ours, take action contrary to our interests or otherwise impede our objectives. These investments involve risks and uncertainties. Our partners may fail to provide capital or fulfill their obligations, which may result in certain liabilities to us for guarantees and other commitments or conflicts arising between us and our partners. It could be difficult for us to manage or otherwise adequately monitor such joint ventures, including managing and resolving any conflicts with our partners. Our partners also might become insolvent or bankrupt, which may result in significant losses to us.

Although our joint venture arrangements may allow us to share risks with our joint venture partners, these arrangements may also decrease our ability to manage risk. Joint ventures implicate additional risks, such as:

•	potentially inferior financial capacity, diverging business goals and strategies and the need for our partners’ continued cooperation,

•	our inability to take actions with respect to joint venture activities that we believe are favorable if our joint venture partners do not agree,

•	our inability to control the legal entity that has title to the real estate associated with the joint venture,

•	our lenders may not be easily able to sell our joint venture assets and investments or may view them less favorably as collateral, which could negatively affect our liquidity and capital resources,

•	our joint venture partners can take actions that we may not be able to anticipate or prevent, which could result in negative impacts on our debt and equity, and

•	our joint venture partners’ business decisions or other actions or omissions may result in harm to our reputation or adversely affect the value of our investments.

Our joint venture investments generally own real estate properties for which the economic performance and value are subject to all the risks associated with owning and operating real estate described in the risk factors above.

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

Even if we continue to qualify as a REIT for United States federal income tax purposes, we will be required to pay certain taxes, including state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase, our cash flow would be impacted, and our ability to pay expected dividends to our stockholders may be adversely affected.

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

We compete with numerous owners, operators and developers for acquisitions and development of retail shopping centers, including institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same submarkets in which our properties are located. We also face significant competition in leasing available space to prospective tenants at our operating properties. Due to continued uncertainty in the national economy and the pace of the current economic recovery, the amount of space available for lease generally and in the markets in which our properties are located remains greater than historic levels, with increased tenant delinquencies and defaults under leases, generally lower demand for rentable space and potential oversupply of rentable space. In addition, has impacted demand for retail products and services, which in turn has led to retail business failures or downsizings and reduced demand for retail space. The actual competition for tenants varies depending upon the characteristics of each local market (including current economic conditions) in which we own and manage property. We believe that the principal competitive factors in attracting tenants in our market areas are location, demographics, price, the presence of anchor stores and appearance of properties. Increased competition for tenants may require us to make unbudgeted capital improvements, while decreased occupancy could lower our revenues and cause us to incur expenses on vacant spaces, both of which may reduce cash available to pay distributions on our common stock and preferred stock. Our competitors may have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow, the value of our common stock and preferred stock, ability to satisfy our debt service obligations and ability to pay distributions on our common stock and preferred stock may be adversely affected. As of December 31, 2012, leases were scheduled to expire in 2013, 2014 and 2015 on a total of approximately 4.5%, 6.7% and 11.6%, respectively, of the gross leasable area of our retail operating properties.

Uninsured and underinsured losses could adversely affect our operating results and our ability to pay distributions.

Many of our properties are located in states that are particularly susceptible to natural disasters (such as earthquakes, wildfires, hurricanes and other events), including our properties in California and the southeastern United States. We carry comprehensive general liability, fire and extended coverage and loss of rental insurance covering all of our properties under a blanket portfolio policy. We believe the policy specifications and insured limits are adequate given the relative risk of loss, cost of the coverage and standard industry practice. We intend to carry similar insurance with respect to future acquisitions, as appropriate. Our headquarters is located in San Diego, California, which is an area that is more likely to be subject to earthquakes. We presently do not carry earthquake insurance on any of our properties, and have limited insurance coverage for other catastrophic events. In the future, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. Insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts, environmental liabilities, or other catastrophic events, or, if offered, the expense of obtaining these types of insurance may not be justified.

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

We could incur significant costs related to government regulation and private litigation over environmental matters involving the presence, discharge or threat of discharge of hazardous or toxic substances, which could adversely affect our operations, the value of our properties, and our ability to make distributions to our stockholders.

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

Our properties are required to comply with the Americans with Disabilities Act, or ADA. The ADA requires that all public accommodations must meet federal requirements related to access and use by disabled persons. We believe that our properties were built in substantial conformance with the building codes of their respective cities, including in substantial compliance with the applicable ADA requirements at the time of construction. If one or more properties is not in compliance with the ADA, then we would be required to bring the non-compliant properties into compliance. Compliance with the ADA could require removing access barriers. Non-compliance could result in imposition of fines by the U.S. government or an award of damages and/or attorneys’ fees to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation at non-compliant properties could be very expensive. If we incur substantial costs to comply with such laws, our financial condition, results of operations, cash flow, the value of our common stock and preferred stock, our ability to satisfy our debt service obligations and our ability to pay distributions on our common stock and preferred stock could be adversely affected.

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

Increased competition and affordability of residential homes could limit our ability to retain our residents, lease apartment units or maintain or increase rents at our multi-family apartment units.

Our multi-family apartment units at our West Broad Village property compete with numerous housing alternatives in attracting residents, including other multi-family apartment properties and single-family rental homes, as well as owner occupied single- and multi-family homes. Competitive housing markets and an increase in the affordability of owner occupied single- and multi-family homes due to, among other things, declining housing prices, oversupply of housing, low mortgage interest rates, and tax incentives and government programs to promote home ownership, could adversely affect our ability to retain residents, lease apartment units and maintain or increase rents, which in turn could adversely affect our financial performance.

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

Although we are not required to maintain any particular leverage ratio, we intend, when appropriate, to employ prudent amounts of leverage and to use debt as a means of providing additional funds for the acquisition of our target assets and the diversification of our portfolio. Our board of directors has adopted long-term guidelines targeting our indebtedness at less than 40% of our gross undepreciated asset value, although we may, from time to time, exceed this amount. However, our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Our board of directors may alter or eliminate our current guidelines on borrowing or investing at any time without stockholder approval. Changes in our strategy or in our investment or leverage guidelines could expose us to greater credit risk and interest rate risk and could also result in a more leveraged balance sheet. These factors could result in an increase in our debt service and could adversely affect our cash flow and our ability to make expected distributions to our stockholders. Higher leverage also increases the risk we would default on our debt.

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

As of December 31, 2012, we had outstanding mortgage indebtedness of approximately $333.9 million, and we may incur significant additional debt to finance future acquisition and development activities. We also had $75.0 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes a $12.1 million letter of credit issued under the facility. The capacity of the credit facility may be increased by up to an additional $200.0 million to a total borrowing capacity of $450.0 million, subject to receipt of lender commitments and other conditions precedent.

Although our organizational documents do not require us to maintain any particular leverage ratio, we intend, when appropriate, to employ prudent amounts of leverage and to use debt as a means of providing additional funds for the acquisition of our target assets and the diversification of our portfolio. Our board of directors has adopted long-term guidelines targeting our indebtedness at less than 40% of our gross undepreciated asset value, although we may, from time to time, exceed this amount. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Our board of directors may alter or eliminate our current guidelines on borrowing or investing at any time without stockholder approval. Changes in our strategy or in our investment or leverage guidelines could expose us to greater credit risk and interest rate risk and could also result in a more leveraged balance sheet. These factors could result in an increase in our debt service and could adversely affect our cash flow and our ability to make expected distributions. Higher leverage also increases the risk we would default on our debt.

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

In recent years, the U.S. credit markets have experienced significant dislocations and liquidity disruptions. These circumstances continue to impact liquidity in the debt markets, making financing terms for some borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on reasonable terms (or at all), which may negatively affect our ability to conduct operations, make acquisitions and fund current and future development and redevelopment projects. In addition, if the financial position of the lenders under our credit facilities worsen, they could default on their obligations to make available to us the funds under those facilities. If we are unable to obtain financing in the credit markets, we may seek alternative sources of potentially less attractive financing, and have to adjust our business plan accordingly. In addition, these factors could make it more difficult for us to sell properties or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. Adverse events in the credit markets could also have an adverse effect on other financial markets in the United States and globally, including the stock markets, which could make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities.

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

Interest we pay could reduce cash available for distributions. As of December 31, 2012, we had $150.8 million of variable rate mortgage debt outstanding and $87.1 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes a $12.1 million letter of credit issued under the facility. Our unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on our leverage ratio. We may incur variable rate debt in the future, including mortgage debt and amounts under our unsecured revolving credit facility. Any increase in interest rates would increase our interest costs with respect to our variable rate debt. These increased interest costs would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during a period of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

Risks Related to Our REIT Status

Our failure to continue to qualify as a REIT under the Code would result in significant adverse tax consequences to us and would adversely affect our business and the value of our common stock and preferred stock.

We believe we have operated and intend to continue operating in a manner that will allow us to continue to qualify as a REIT for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2010. Qualification as a REIT involves the application of highly technical and complex Code provisions, for which there are only limited judicial and administrative interpretations. The fact that we hold substantially all of our assets through a partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize our REIT status. Our REIT status depends upon various factual matters and circumstances that may not be entirely within our control. For example, in order to continue to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, such as rents from real property, and we must satisfy a number of requirements regarding the composition of our assets. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for us to continue to qualify as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that we qualify as a REIT, and the statements in this report are not binding on the IRS or any court. Accordingly, we cannot be certain that we will be successful in qualifying as a REIT.

If we fail to continue to qualify as a REIT in any taxable year, we will face serious adverse tax consequences that would substantially reduce the funds available to distribute to you. If we fail to continue to qualify as a REIT:

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

In addition, if we fail to continue to qualify as a REIT, we will not be required to make distributions to stockholders. As a result of all these factors, our failure to continue to qualify as a REIT could impair our ability to expand our business and raise capital and would adversely affect the value of our common stock and preferred stock.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to pay distributions to our stockholders.

To maintain our REIT status, we must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding any net capital gain, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. To maintain our REIT status and avoid the payment of income and excise taxes we may need to borrow funds to meet the REIT distribution requirements. These borrowing needs could result from:

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

To maintain our REIT status, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

Risks Related to Our Mortgage Loan and Note Receivables

We may not be able to recover our investment in our mortgage loan or note receivables which may result in a significant loss to us.

From time to time, we may invest in mortgage loan or note receivables. At December 31, 2012, we had one investment in a $750,000 note receivable. Our investments in note receivables normally are not insured or otherwise guaranteed by any institution or agency. In the event of default by a borrower, it may be necessary for us to foreclose our mortgage or engage in costly negotiations. Delays in liquidating defaulted loans and repossessing and selling the underlying properties or other assets of the borrower could reduce our investment returns. Furthermore, in the event of default, the actual value of the property or other assets securing the loan may decrease. A decline in real estate values will adversely affect the value of our loans and the value of the mortgages securing our loans.

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

Our Properties

As of December 31, 2012, we owned an operating portfolio consisting of 30 retail properties totaling approximately 5.1 million square feet of gross leasable area (including a 50% consolidated joint venture), which were approximately 93.4% leased and had a weighted average remaining lease term of approximately eight years, based on gross leasable area (one retail property also contains 339 apartment units on the upper levels of the shopping center). We also owned two commercial office properties, Excel Center, a portion of which is utilized as our corporate headquarters, and the Promenade Corporate Center. These properties total 338,339 square feet of gross leasable area and were approximately 82.7% leased as of December 31, 2012. In addition, we held ownership interests in two unconsolidated retail properties totaling 225,113 square feet of gross leasable area, which were approximately 65.5% leased as of December 31, 2012. Our non-operating property consists of Phase II of our Chimney Rock property, which is held for future development. Phase I of our Chimney Rock property is classified as an operating property. On January 24, 2013 we completed the acquisition of Tracy Pavilion, a retail shopping center with approximately 162,000 square feet of gross leasable area located in Tracy, California. As of February 28, 2013, we had entered into a contract to acquire a property from our pipeline having an aggregate purchase price of approximately $39.5 million.

Operating Properties

The table below sets forth relevant information with respect to the properties in our portfolio as of December 31, 2012 (dollars in thousands).

Property/Location	Year Built(1)	Total GLA(2)		Percent Leased	Number of Tenants	Major Tenants(3)	Major Lease Expiration Date	Annualized Base Rent(4)
Retail Properties:
West Broad Village, Richmond, VA(5)	2009	386,047		75.7%	30	Whole Foods*	2028	$5,107
The Promenade, Scottsdale, AZ	1999	433,538		100.0	71	Nordstrom Rack*	2015	8,101
Park West Place, Stockton, CA	2005	598,152	(6)	100.0	55	Lowe’s*	2026	7,243
Gilroy Crossing, Gilroy, CA	2004	325,431		98.4	31	Kohl’s*	2025	5,092
Plaza at Rockwall, Rockwall, TX	2007/ 2012	430,277	(7)	96.8	32	Dick’s Sporting Goods*	2018	4,799
Brandywine Crossing, Brandywine, MD	2009	198,384	(8)	97.6	30	Safeway*	2028	3,821
Lake Pleasant Pavilion, Peoria, AZ	2007	178,376		86.4	30	Marshalls* Bed Bath & Beyond*	2017 2018	3,104
Dellagio, Orlando, FL	2009	123,198		95.9	29	Cantina Laredo*	2019	3,005
Vestavia Hills City Center, Vestavia Hills, AL(9)	2002	390,659		80.7	56	Publix* Rave Motion Pictures*	2022 2022	4,036
The Crossings of Spring Hill, Spring Hill, TN	2008	219,842	(10)	96.9	34	Ross Dress for Less* PetSmart*	2019 2018	2,670
Red Rock Commons, St. George, UT	2012	118,509		94.1	13	Dick’s Sporting Goods*	2023	1,382
Edwards Theatres, San Diego, CA	1999	100,551		100.0	1	Edwards Theatres*	2019	2,184
Rosewick Crossing, La Plata, MD	2008	115,972	(11)	82.8	13	Giant Food*	2028	1,768
EastChase Market Center, Montgomery, AL	2008	181,431		98.9	10	Dick’s Sporting Goods*	2019	1,940
5000 South Hulen, Fort Worth, TX	2005	86,833		94.9	20	Barnes & Noble*	2015	2,015

Property/Location	Year Built(1)	Total GLA(2)		Percent Leased	Number of Tenants	Major Tenants(3)	Major Lease Expiration Date		Annualized Base Rent(4)
Chimney Rock, Odessa, TX	2012	151,339		97.8	5	Academy Sports*	2026		819
Grant Creek Town Center, Missoula, MT	1998	163,291		93.1	30	REI* TJ Maxx*	2020 2017		2,095
Lowe’s, Shippensburg, PA	2008	171,069		100.0	1	Lowe’s*	2031		1,475
Anthem Highlands, Las Vegas, NV	2006	118,763		82.2	16	Albertsons*	2027		1,458
Pavilion Crossing, Brandon, FL	2012	68,400		96.5	14	Publix*	2031		1,057
Shops at Foxwood, Ocala, FL	2010	78,660		90.8	13	Publix*	2030		939
Northside Plaza, Dothan, AL	2010	171,670	(12)	94.8	14	Publix* Hobby Lobby*	2031 2026		1,372
Meadow Ridge Plaza, Orlando, FL	2007	45,199		88.9	16	Fifth Third Bank*	2028		733
Shoppes of Belmere, Orlando, FL	2008	26,502		100.0	8	CVS*	2035		720
Lake Burden Shoppes, Orlando, FL	2008	20,598		100.0	6	Walgreens*	2034	(13)	629
Five Forks Place, Simpsonville, SC	2002	61,191		98.0	11	Publix*	2022		688
Mariner’s Point, St. Marys, GA	2001	45,215		95.6	17	Shoe Show(14)	2016		644
Newport Towne Center, Newport, TN	2006	60,100		91.3	12	Dollar Tree(15)	2016		485
Merchant Central, Milledgeville, GA	2004	45,013		83.9	15	Dollar Tree(16)	2014		500
Walgreens, Corbin, KY — North	2009	13,650		100.0	1	Walgreens*	2034	(17)	282

Subtotal/Weighted Average Retail Properties		5,127,860		93.4%	634				70,163

Office Properties:
Excel Centre, San Diego, CA	1999	82,157		83.6	7	Kaiser Permanente	2019		2,304
Promenade Corporate Center, Scottsdale, AZ	2004	256,182		82.4	31	Fitch, Inc.	2014		4,584

Subtotal/Weighted Average Office Properties		338,339		82.7%	38				6,888

Multi-Family Properties:
West Broad Village, Richmond, VA(5)	2009	339 units		93.8%	n/a				5,471

Unconsolidated Properties:
La Costa Town Center, La Costa, CA(18)	1980	121,346		40.6	30	Laboratory Data Consultants	2013		1,265
The Fountains at Bay Hill, Orlando, FL(19)	2001	103,767		94.6	34	CVS	2026		2,929

Subtotal/Weighted Average Unconsolidated Properties		225,113		65.5%	64				4,194

Total/Weighted Average(20)		5,691,312		91.7%	736				$86,716

Non-Operating Properties(21)
Chimney Rock-Phase II, Odessa, TX

*	Denotes anchor tenant.
(1)	Year built represents the year in which construction was completed.
(2)	Total GLA represents total square feet of gross leasable area owned by us at the property (includes GLA of buildings under ground lease).
(3)	Major tenant represents the tenant(s) in each property that have the highest annualized base rent.

(4)	Annualized base rent, or ABR, means annualizing the cash base rental amount in effect under existing leases as of December 31, 2012. Amount does not include reimbursements for real estate taxes and insurance, common area and other operating expenses, substantially all of which are borne by the tenants, percentage rent or amounts attributable to future rent increases, where applicable. Amount includes rent attributable to ground leases.
(5)	The West Broad Village property is a retail shopping center that also includes 339 apartment units on the upper levels of the shopping center. Of the total GLA for West Broad Village, 7,600 square feet, 7,000 square feet, 6,700 square feet, 6,330 square feet, 5,581 square feet, 4,500 square feet and 2,750 square feet are leased under ground leases to Chuy’s, Kona Grill, Mimi’s Café, Carrabba’s Italian Grill, Bonefish Grill, Wells Fargo and Union First Market Bank, respectively.
(6)	Of the total GLA for Park West Place, 154,794 square feet, 88,248 square feet and 31,629 square feet are leased under ground leases to Lowe’s, Kohl’s and Babies R’ Us, respectively.
(7)	Of the total GLA for Plaza at Rockwall Phase I, 103,256 square feet and 75,524 square feet are leased under ground leases to J.C. Penney and Belk Department Store, respectively.
(8)	Of the total GLA for Brandywine Crossing, 59,678 square feet is leased under a ground lease to Safeway.
(9)	Includes Rite Aid, an outparcel to Vestavia Hills City Center, which was acquired in 2011.
(10)	Of the total GLA for The Crossings of Spring Hill, 10,160 square feet, 7,290 square feet and 6,387 square feet are leased under ground leases to Cracker Barrel, Logan’s Roadhouse and O’Charley’s, respectively.
(11)	Of the total GLA for Rosewick Crossing, 58,432 square feet is leased under a ground lease to Giant Food.
(12)	Of the total GLA for Northside Plaza (a 50% consolidated joint venture), 21,160 square feet, 4,202 square feet, 4,000 square feet and 4,000 square feet are leased under ground leases to Davis Theatre Company, Chili’s, Wells Fargo, and Panera Bread, respectively.
(13)	Represents the earliest date this lease can be terminated by the tenant. Without early termination, the lease will expire in 2084.
(14)	Shoe Show is not the anchor tenant of this property. Mariner’s Point is anchored by a non-owned Super Wal-Mart.
(15)	Dollar Tree is not the anchor tenant of this property. Newport Towne Center is anchored by a non-owned Super Wal-Mart.
(16)	Dollar Tree is not the anchor tenant of this property. Merchant Central is anchored by a non-owned Super Wal-Mart.
(17)	Represents the earliest date this lease can be terminated by the tenant. Without early termination, the lease will expire in 2084.
(18)	We hold a 20% ownership interest in the unconsolidated La Costa Town Center property.
(19)	We hold a 50% tenant-in-common ownership interest in the unconsolidated The Fountains at Bay Hill property.
(20)	Total/Weighted Average is calculated based on total GLA excluding the apartment units at our West Broad Village property.
(21)	A non-operating property is reclassified as an operating property at the earlier of (a) 85.0% occupancy or (b) one year from completion and delivery of the space.

Non-Operating Property

Chimney Rock-Phase II: Chimney Rock-Phase II is the undeveloped portion of our Chimney Rock property in Odessa, Texas. Based on our current development plans and subject to change based on leasing demand and other market factors, we intend to continue development of the shopping center for an additional 150,000 square feet of gross leasable area.

Subsequent Property Acquisition

Tracy Pavilion: On January 24, 2013, we completed the acquisition of Tracy Pavilion, a retail shopping center with approximately 162,000 square feet of gross leasable area located in Tracy, California for a contractual purchase price excluding closing costs, of approximately $32.0 million. Tenants of Tracy Pavilion include Marshalls, Ross Dress for Less, Staples, PetSmart, Ulta, WinCo Foods (non-owned) and Costco (non-owned).

Major Tenants

As of December 31, 2012, we had leases with numerous nationally recognized retailers. The following table sets forth information regarding the ten largest tenants in our operating portfolio based on total retail annualized base rent as of December 31, 2012.

Retail Tenants (Leases)	Total GLA	Percent of Total Retail GLA	ABR ($ in 000s)	Percent of Total Retail ABR	ABR per leased square foot
Publix Super Markets, Inc.	244,151	4.5%	$2,702	3.9%	$11.07
Lowe’s Home Centers, Inc.	325,863	6.0%	2,195	3.1	6.74
Edwards Theatres	100,551	1.8%	2,184	3.1	21.72
Dick’s Sporting Goods.	140,018	2.6%	1,726	2.5	12.33
Bed Bath & Beyond	131,864	2.4%	1,441	2.1	10.93
PetSmart	91,246	1.7%	1,383	2.0	15.16
Kohl’s	176,656	3.2%	1,347	1.9	7.63
Ross Dress for Less.	115,259	2.1	1,316	1.9	11.41
TJX Companies	137,907	2.5	1,252	1.8	9.08
Jo-Ann	105,955	1.9	1,236	1.8	11.66

Total Top Ten Tenants/Weighted Average	1,569,470	28.7%	$16,782	24.1%	$10.69

As of December 31, 2012, we had leases with 37 distinct office tenants. The following table sets forth information regarding our three largest office tenants in our operating portfolio based on total office annualized base rent as of December 31, 2012. As of December 31, 2012, 15,664 square feet were leased by us for our corporate offices and a regional management office.

Office Tenants	Total GLA	Percent of Total Office GLA	ABR ($ in 000s)	Percent of Total Office ABR	ABR per leased square foot
Kaiser Permanente	38,432	11.4%	$1,598	23.2%	$41.58
Fitch, Inc.	20,878	6.2	632	9.2	30.25
Buchalter Nemer	18,204	5.4	519	7.5	28.50

Total Top Tenants/Weighted Average	77,514	23.0%	$2,749	39.9%	$35.45

Lease Expirations

The following table sets forth information with respect to the lease expirations of our retail and office operating properties based on leased gross leasable area, or GLA, as of December 31, 2012.

Lease Expiration Year	Total Expiring GLA	Percent of Total GLA Expiring	Expiring Annualized Base Rent ($ in 000s)	Percent of Total Annualized Base Rent	Expiring Annualized Base Rent per leased square foot
Available	395,538	7.2%	$—	—%	$—
2013	260,803	4.8	4,755	6.2	18.23
2014	385,459	7.1	7,748	10.1	20.10
2015	631,051	11.5	11,058	14.4	17.52
2016	416,968	7.6	7,307	9.5	17.52
2017	277,253	5.1	4,973	6.5	17.94
2018	418,025	7.6	6,627	8.6	15.85
2019	497,008	9.1	9,221	12.0	18.55
2020	211,237	3.9	4,111	5.3	19.46
2021	145,815	2.7	1,649	2.1	11.31
2022	323,649	5.9	3,699	4.8	11.43
2023 and thereafter	1,503,393	27.5	15,903	20.5	10.58

Total/Weighted Average	5,466,199	100.0%	$77,051	100.0%	$14.10

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

Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings, nor is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange, or the NYSE, under the symbol “EXL” since April 23, 2010. On February 27, 2013, the reported closing sale price per share for our common stock on the NYSE was $12.62 and there were approximately 9 holders of record. Certain shares of our company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for our common stock and the distributions we declared per share with respect to the periods indicated.

			Range
Year	Quarter		High	Low	Cash Dividend per Common Share
2011	1	st	$13.21	$11.54	$0.140
	2	nd	$12.27	$10.94	$0.150
	3	rd	$11.69	$9.32	$0.155
	4	th	$12.29	$8.96	$0.160
2012	1	st	$13.12	$11.58	$0.1625
	2	nd	$12.37	$10.94	$0.1625
	3	rd	$12.58	$11.39	$0.1625
	4	th	$12.91	$11.38	$0.1625

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

Total Stockholder Return Performance

The following graph shows a comparison from April 23, 2010 to December 31, 2012 of cumulative total stockholder return, calculated on a dividend reinvested basis, for Excel Trust, Inc., the S&P 500 Stock Index, or the S&P 500, and the National Association of Real Estate Investment Trusts, Inc. Equity REIT Total Return Index, or the Industry Index, which includes all tax-qualified equity REITs listed on the NYSE. The graph assumes $100 was invested in each of Excel Trust, Inc.’s common stock, the S&P 500 and the Industry Index on April 23, 2010. Data points on the graph are quarterly. Note that historic stock price performance is not necessarily indicative of future stock price performance.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Total Stockholder Return Performance

In the quarter ended December 31, 2012, we issued 239,582 shares of common stock in exchange for 206,517 units in our Operating Partnership. In the year ended December 31, 2012, we issued 571,570 shares of common stock in exchange for 509,694 units in our Operating Partnership. This common stock was issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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

	The Company			The Predecessor
(Dollars in thousands)	2012	2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010	2009	2008
Operating Data
Total revenues	$87,144	$55,227	$14,311	$1,568	$4,990	$3,832
Expenses:
Property operating expenses	20,608	13,847	3,346	379	1,229	1,148
Changes in fair value of contingent consideration	(281)	(434)	—	—	—	—
Administrative and miscellaneous	13,778	12,773	7,095	8	45	43
Depreciation and amortization	36,021	23,290	6,277	542	2,045	1,403

Total expenses	70,126	49,476	16,718	929	3,319	2,594
Net operating income (loss)	17,018	5,751	(2,407)	639	1,671	1,238
Interest expense	(16,556)	(13,181)	(3,692)	(483)	(1,359)	(1,593)
Interest income	173	297	166	—	6	29
Loss from equity in unconsolidated entities	(320)	—	—	—	—	—
Gain on acquisition of real estate and sale of land parcel	—	1,479	978	—	—	—
Changes in fair value of financial instruments	1,530	1,154	—	—	—	—

Income (loss) from continuing operations	1,845	(4,500)	(4,955)	156	318	(326)
Income from discontinued operations before gain on sale of real estate assets	—	1,023	1,082	—	—	—
Gain on sale of real estate assets	—	3,976	—	—	—	—

Income from discontinued operations	—	4,999	1,082	—	—	—

Net income (loss)	1,845	499	(3,873)	156	318	(326)
Net loss (income) attributable to non-controlling interests	18	(51)	148	(290)	(75)	(56)

Net income (loss) attributable to Excel Trust, Inc. and controlling interests of the Predecessor	1,863	448	(3,725)	(134)	243	(382)
Preferred stock dividends	(10,353)	(3,228)	—	—	—	—

Net (loss) income attributable to the common stockholders and controlling interests of the Predecessor	$(8,490)	$(2,780)	$(3,725)	$(134)	$243	$(382)

Loss from continuing operations per share attributable to the common stockholders — basic and diluted	$(0.26)	$(0.36)	$(0.31)

Net loss per share attributable to the common stockholders — basic and diluted	$(0.26)	$(0.15)	$(0.24)

Weighted-average common shares outstanding — basic and diluted	34,681	22,465	15,510

Dividends declared per common share	$0.65	$0.605	$0.20

Other Data
Funds from operations	$27,306	$15,218	$1,876	$698	$2,363	$1,077

Cash flow provided by operations	$39,892	$20,986	$3,920	$301	$5,615	$1,078

Cash flow used in investing activities	$(280,132)	$(123,295)	$(327,284)	$(238)	$(5,248)	$(678)

Cash flow provided (used) in financing activities	$240,544	$101,076	$329,889	$(724)	$(244)	$(568)

	The Company			The Predecessor
	As of December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Balance Sheet Data
Properties, net	$944,363	$583,959	$365,112	$41,869	$37,642
Cash and cash equivalents	5,596	5,292	6,525	661	538
Total assets	1,079,254	687,671	441,088	45,456	42,131
Mortgage and notes payable	408,935	265,961	222,427	30,190	31,182
Total liabilities	470,482	306,685	244,478	35,934	33,445
Stockholders’ equity and owner’s equity	594,036	363,792	187,511	8,622	7,930
Non-controlling interests	14,736	17,194	9,099	900	756
Total liabilities and equity	1,079,254	687,671	441,088	45,456	42,131
Other Data
Operating properties
Number(1)	34	21	21	3	3
Total owned gross leasable area	5,691,312	3,809,383	2,593,908	203,448	203,448
Other properties (land)(2)	1	2	3	1	1

The following table presents a reconciliation of FFO(3) for the periods presented (in thousands):

	The Company			The Predecessor
	2012	2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010	2009	2008
Net (loss) income attributable to the common stockholders and the Predecessor	$(8,490)	$(2,780)	$(3,725)	$(134)	$243	$(382)
Non-controlling interests in operating partnership	(297)	(53)	(148)	290	75	56
Depreciation and amortization	36,021	23,705	6,727	542	2,045	1,403
Depreciation and amortization related to joint ventures(4)	72	(199)	—	—	—	—
Gain on acquisition of real estate and sale of land parcel	—	(1,479)	(978)	—	—	—
Gain on sale of real estate assets	—	(3,976)	—	—	—	—

Funds from operations	$27,306	$15,218	$1,876	$698	$2,363	$1,077

(1)	Total number of operating properties includes a 50% consolidated joint venture and two unconsolidated joint ventures.
(2)	Other properties (land) represents Phase II of our Chimney Rock property, Phase I of which is classified as an operating property.
(3)	We present FFO because we consider FFO an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. See Item 7 for a further discussion of FFO.
(4)	Includes a reduction for 50% of the depreciation and amortization expense at our Dothan property and an increase for our proportionate share of depreciation and amortization expense at the unconsolidated La Costa Town Center and The Fountains at Bay Hill properties.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2012, we owned an operating portfolio consisting of 30 retail properties totaling approximately 5.1 million square feet of gross leasable area (including a 50% consolidated joint venture), which were approximately 93.4% leased and had a weighted average remaining lease term of approximately eight years, based on gross leasable area (one retail property also contains 339 apartment units on the upper levels of the shopping center, which were 93.8% leased as of December 31, 2012). We also owned two commercial office properties, Excel Center, a portion of which is utilized as our corporate headquarters, and the Promenade Corporate Center. These properties total 338,339 square feet of gross leasable area and were approximately 82.7% leased as of December 31, 2012. In addition, we held ownership interests in two unconsolidated retail properties totaling 225,113 square feet of gross leasable area, which were approximately 65.5% leased as of December 31, 2012. Our non-operating property consists of Phase II of our Chimney Rock property, which is held for future development. Phase I of our Chimney Rock property is classified as an operating property.

The following table reflects our total portfolio at December 31, 2012 (a property is reclassified from development to the operating portfolio at the earlier of 85% occupancy or one year from completion and delivery of the space):

	Gross Leasable Area (GLA)	% Occupied	% Leased	Number of Properties
Operating Portfolio:
Retail properties	5,127,860	92.4%	93.4%	30
Multi-family properties(1)	339 units	n/a	93.8%	n/a
Office properties	338,339	76.1%	82.7%	2

Total/weighted-average operating portfolio	5,466,199	91.4%	92.8%	32

Development property(2)	149,517	—	—	n/a
Unconsolidated properties(3)	225,113	65.5%	65.5%	2

Total/weighted-average portfolio	5,840,829	88.0%	89.3%	34

(1)	Includes the 339 apartment units on the upper levels of our West Broad Village retail shopping center (the number of apartment units and leased percentage are not included in the total/weighted-average).
(2)	Our non-operating property consists of Phase II of our Chimney Rock property, which is held for future development. Phase I of our Chimney Rock property is classified as an operating property.
(3)	Includes our La Costa Town Center and The Fountains at Bay Hill properties in which we hold 20% and 50% ownership interests, respectively.

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

Factors That May Influence Future Results of Operations

Rental Revenue and Tenant Recoveries. The amount of rental revenue and tenant recoveries generated by our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. As of December 31, 2012, our consolidated retail properties were approximately 93.4% leased, our multi-family property was approximately 93.8% leased and our office properties were approximately 82.7% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. Positive or negative trends in our geographic areas or the retail market could adversely affect our rental revenue and tenant recoveries in future periods. In addition, growth in rental income will partially depend on our ability to acquire additional retail properties that meet our investment criteria.

Lease Expirations. Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets as well as the desirability of our individual properties. The leases scheduled to expire in the twelve months ending December 31, 2013 and December 31, 2014 represent 4.8% and 7.3%, respectively, of our total retail gross leasable area and 5.5% and 9.4%, respectively, of our annualized base rental revenue.

Market Conditions. We seek investment opportunities throughout the United States; however, we focus on the Northeast, Northwest and Sunbelt regions. Positive or negative changes in conditions in these markets will impact our overall performance. Future economic downturns or regional downturns affecting our target markets or downturns in the retail industry that impair our ability to renew or re-lease space as well as the ability of our tenants to fulfill their lease commitments, as such in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. Despite continued uncertainty in the national economy and the pace of the current economic recovery, we believe that our target markets are characterized by attractive demographics and property fundamental trends.

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

Management must make significant assumptions in determining the value of assets and liabilities acquired. The use of different assumptions in the recording of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses. The fair value of tangible assets of an acquired property (which includes land, buildings, and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then recorded to land, buildings and improvements based on management’s determination of the relative fair value of these assets. Factors considered by us in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, site improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information. Additionally, the purchase price of the applicable property is recorded to the above- or below-market value of in-place leases, the value of in-place leases and above- or below-market value of debt assumed.

The value recorded to the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term, and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The value recorded to below-market leases also includes the first renewal option if (1) the renewal option is a fixed price and (2) the fixed price is projected to be more than 15% below estimated fair market rates at the time of exercise. The amounts recorded to above- market leases are included in lease intangible assets, net in our accompanying combined balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts recorded to below-market lease values are included in lease intangible liabilities, net in our accompanying combined balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below-market fixed price renewal options of the acquired leases with each property.

The total amount of other intangible assets acquired is further recorded to in-place lease costs and the value of tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered in recording these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts recorded to in-place lease costs are included in lease intangible assets, net in the accompanying combined balance sheets and will be amortized over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts recorded to the value of tenant relationships are included in lease intangible assets, net in our accompanying consolidated balance sheets and are amortized over the average remaining non-cancelable lease term of the acquired leases plus a market lease term.

The value recorded to above- or below-market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts recorded to above- or below-market debt are included in mortgage loan payables, net on our accompanying combined balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

Costs incurred in connection with the development or construction of properties and improvements are capitalized. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes and other direct costs incurred during the period of development. We capitalize costs on land and buildings under development until construction is substantially complete and the property is held available for occupancy. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. We consider a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with any remaining portion under construction.

Maintenance and repairs costs are charged to expense as incurred and significant replacements and betterments are capitalized and depreciated over their estimated useful lives. Maintenance and repairs costs include all costs that do not extend the useful life of an asset or increase its operating efficiency. Significant replacements and betterments represent costs that extend an asset’s useful life or increase its operating efficiency.

We review long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We assess whether there has been impairment in the value of a long-lived asset by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense, expected to result from the long-lived asset’s use and eventual disposition. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. Although our strategy is to hold our properties over a long-term period, if the strategy changes or market conditions dictate that the sale of properties at an earlier date would be preferable, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less cost to sell. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell.

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

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the term of the related lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent receivable on the accompanying combined balance sheets and contractually due but unpaid rents are included in accounts receivable. If a lease were to be terminated or if termination were determined to be likely (e.g., in the case of a tenant bankruptcy) prior to its contractual expiration, amortization of the related unamortized above- or below-market lease intangible would be accelerated and such amounts in addition to any deferred rent receivable would be written off.

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

Results of Operations

We operate through three reportable business segments: retail properties, multi-family properties and office properties. At December 31, 2012, we owned 30 consolidated retail operating properties with a total of approximately 5.1 million square feet of gross leasable area. The multi-family segment consists of apartment units at one retail property, West Broad Village, which is located in Richmond, Virginia. The office segment consists of two properties, Excel Centre, a portion of which is utilized as our headquarters, and the Promenade Corporate Center. These properties total 338,333 square feet of gross leasable area. All of our other properties are reported in the retail segment.

The following table reflects leasing activity at our consolidated retail and office operating properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases during the year ended December 31, 2012:

	Number of Leases	GLA	Weighted- Average Lease Rate	Weighted- Average Prior Lease Rate	% Increase (Decrease)	Tenant Improvement Allowance (sf)	Leasing Commission (sf)
Comparable leases	58	162,906	$20.68	$20.79	(0.5)%	$1.24	$0.70
Non-comparable leases	35	103,289	$21.85	n/a	n/a	$19.44	$7.52

Total leasing activity	93	266,195

In the year ended December 31, 2012, we acquired eleven retail operating properties (including 339 apartment units at one retail property) and one commercial office property (including the La Costa Town Center property and our unconsolidated The Fountains at Bay Hill property) for a total of approximately $438.4 million, consisting of $304.0 million in cash, the issuance of shares of our common stock and OP units valued at approximately $44.2 million and the assumption of mortgage notes in the amount of $90.2 million (including our proportionate share of the outstanding indebtedness at our unconsolidated The Fountains at Bay Hill property). We utilized borrowings from our unsecured revolving credit facility and proceeds from our Series B preferred stock offering and our October 2012 common stock offering to acquire these properties. In September 2012, we contributed one of these properties, La Costa Town Center, to a newly formed entity in which we hold a 20% ownership interest (see Note 14 of the accompanying consolidated and combined financial statements contained elsewhere herein for further discussion).

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

The following table sets forth historical financial information for same properties (all properties that we consolidated, owned and operated for the entirety of both periods being compared, except for properties that were entirely or primarily under redevelopment or development during either or both of the periods being compared), new properties (properties that were not owned during the entirety of the periods being compared), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either or both of the periods being compared) and corporate entities (legal entities performing general and administrative functions) (dollars in thousands, except on a per square foot basis):

	Same Properties		New Properties		Redevelopment/ Development Properties		Corporate		Total
	As of December 31,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rentable GLA	2,701,113	2,701,113	2,646,577	1,209,305	118,509	118,509	—	—	5,466,199	4,028,927
Percent leased	93.5%	93.9%	91.9%	96.8%	94.1%	75.9%	—	—	92.8%	94.2%
Number of properties	16	16	15	5	1	1	—	—	32	22
Percent of total portfolio	50.0%	72.7%	46.9%	22.7%	3.1%	4.5%	—	—	100.0%	100.0%

	Same Properties		New Properties		Redevelopment/ Development Properties		Corporate		Total
	Year ended December 31,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rental revenue	$35,552	$34,163	$35,065	$10,318	$1,135	$14	$(230)	$(230)	$71,522	$44,265
Tenant recoveries	7,021	7,580	6,955	2,727	214	—	—	(7)	14,190	10,300
Other income	92	195	255	36	1	—	1,084	431	1,432	662

Total revenues	42,665	41,938	42,275	13,081	1,350	14	854	194	87,144	55,227
Rental operations(1)	10,275	10,901	11,177	3,311	256	—	(1,100)	(365)	20,608	13,847

Property operating income	32,390	31,037	31,098	9,770	1,094	14	1,954	559	66,536	41,380

(1)	Amount includes the following expenses that are directly attributable to a property: maintenance and repairs, real estate taxes, management fees and other operating expenses.

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended
	December 31, 2012	December 31, 2011	Change	Percent Change
Property operating income	$66,536	$41,380	$25,156	60.8%

Unallocated income (expense):
Changes in fair value of contingent consideration	(281)	(434)	153	35.3%
General and administrative	13,778	12,773	1,005	7.9%
Depreciation and amortization	36,021	23,290	12,731	54.7%

Net operating income	17,018	5,751	11,267	195.9%

Interest expense, net	(16,383)	(12,884)	3,499	27.2%
Loss from equity in unconsolidated entities	(320)	—	320	n/a
Gain on acquisition of real estate and sale of land parcel	—	1,479	1,479	n/a
Changes in fair value of financial instruments and gain on redemption of OP units	1,530	1,154	376	32.6%

Income (loss) from continuing operations	1,845	(4,500)	6,345	141.0%
Income from discontinued operations	—	4,999	4,999	n/a

Net income	$1,845	$499	$1,346	$269.7%

Property operating income: Property operating income increased by $25.1 million, or 60.8%, to $66.5 million for the year ended December 31, 2012 compared to $41.4 million for the year ended December 31, 2011. The increase was primarily related to our acquisition of 16 operating properties in 2011 and 2012 (including the La Costa Town Center property that was contributed to an unconsolidated entity in September 2012), the commencement of leases at properties partially under development or redevelopment that were placed into service in 2011and 2012 and the commencement of a portion of the leases at our development property in 2012.

Changes in fair value of contingent consideration: A gain of approximately $281,000 on changes in fair value of contingent consideration (included in changes in fair value of contingent consideration in the accompanying consolidated and combined statements of income) was recognized in the year ended December 31, 2012, compared to a gain of approximately $434,000 recognized in the year ended December 31, 2011, as a result of an increase in the estimated fair value of funds to be received from escrow in connection with master lease agreements related to the Promenade Corporate Center acquisition.

General and administrative: General and administrative expenses were $13.8 million for the year ended December 31, 2012 compared to $12.8 million for the year ended December 31, 2011. The increase was primarily due to higher acquisition costs related to completed and pending acquisitions, an increase in other professional and audit fees and an overall increase in compensation costs (including benefits and payroll taxes) related to an increase in total employees. This was partially offset by the decrease in share-based compensation expense as a result of the graded vesting method of recognizing compensation expense related to the 2011 performance-based stock awards, which resulted in a declining amount of compensation expense in 2012 as compared to 2011.

Depreciation and amortization: Depreciation and amortization expense increased $12.7 million, or 54.7%, to $36.0 million for the year ended December 31, 2012 compared to $23.3 million for the year ended December 31, 2011. The increase was primarily related to our acquisition of 16 operating properties in 2011 and 2012 (including the La Costa Town Center property that was contributed to an unconsolidated entity in September 2012) and the commencement of depreciation at our development property in 2012.

Interest expense, net: Interest expense increased $3.5 million, or 27.2%, to $16.4 million for the year ended December 31, 2012 compared to $12.9 million for the year ended December 31, 2011. The increase was primarily due to the assumption of approximately $192.3 million of mortgage debt in connection with our property acquisitions in 2011 and 2012, partially offset by a decrease in the interest rate and fees associated with our unsecured revolving credit facility as a result of amendments in 2011 and 2012, and a decrease in the average borrowings outstanding on our unsecured revolving credit facility for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Loss from equity in unconsolidated entities: In September 2012, we contributed our La Costa Town Center property to a newly-formed entity in which we hold a 20% ownership interest. We account for our ownership interest in a manner similar to the equity method of accounting. In October 2012, we purchased a 50% tenant-in-common interest in The Fountains at Bay Hill property, which we account for under the equity method of accounting. Both of these ownership interests are reflected in the accompanying consolidated balance sheets as an investment in unconsolidated entities (see Note 14 of the consolidated and combined financial statements contained elsewhere herein for further discussion). The loss of $320,000 recognized for the year ended December 31, 2012 is primarily comprised of our proportionate share of non-recurring costs associated with the acquisition of the La Costa Town Center property by the joint venture and our acquisition of an ownership interest in The Fountains at Bay Hill property and the amortization of loan costs associated with incurred indebtedness in excess of our proportionate share of the operating income of the properties.

Changes in fair value of financial instruments and gain on redemption of OP units: A gain on changes in fair value of financial instruments and gain on redemption of OP units of approximately $1.5 million was recognized in the year ended December 31, 2012 as a result of (1) a decrease in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 and (2) the redemption of 571,570 OP units. A gain on changes in fair value of financial instruments of approximately $1.2 million was recognized in the year ended December 31, 2011 as a result of a decrease in the estimated fair value of the redemption provision (see Notes 3 and 17 of the consolidated and combined financial statements contained elsewhere herein for further discussion).

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

The following table sets forth historical financial information for same properties (all properties that we consolidated, owned and operated for the entirety of both periods being compared, except for properties that were entirely or primarily under redevelopment or development during either or both of the periods being compared), new properties (properties that were not owned during the entirety of the periods being compared), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either or both of the periods being compared) and corporate entities (legal entities performing general and administrative functions) (dollars in thousands, except on a per square foot basis). The year ended December 31, 2010 includes financial information for the Company for the period from April 28,2010 to December 31, 2010 and for the Predecessor for the period from January 1, 2010 to April 27, 2010.

	Same Properties		New Properties(1)		Redevelopment/ Development Properties		Corporate		Total
	As of December 31,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Rentable GLA	203,448	203,448	3,557,207	2,494,201	306,788	306,788	—	—	4,067,443	3,004,437
Percent leased	97.7%	96.4%	94.2%	85.9%	80.5%	45.7%	—	—	93.3%	82.5%
Number of properties	3	3	17	12	2	2	—	—	22	17
Percent of total portfolio	13.6%	17.6%	77.3%	70.6%	3.8%	11.8%	—	—	100.0%	100.0%

	Same Properties		New Properties		Redevelopment/ Development Properties		Corporate		Total
	Year ended December 31,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Rental revenue	$4,398	$4,734	$40,082	$8,906	$15	$—	$(230)	$(151)	$44,265	$13,489
Tenant recoveries	316	302	9,991	1,945	—	—	(7)	—	10,300	2,247
Other income	8	—	223	1	—	—	431	142	662	143

Total revenues	4,722	5,036	50,296	10,852	15	—	194	(9)	55,227	15,879
Rental operations(2)	1,079	1,122	13,133	2,734	—	—	(365)	(131)	13,847	3,725

Property operating income	3,643	3,914	37,163	8,118	15	—	559	122	41,380	12,154

(1)	Excludes six retail operating properties, which were acquired in 2010, but subsequently sold in June 2011.
(2)	Amount includes the following expenses that are directly attributable to a property: maintenance and repairs, real estate taxes, management fees and other operating expenses.

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended
	December 31, 2011	December 31, 2010	Change	Percent Change
Property operating income	$41,380	$12,154	$29,226	240.5%

Unallocated income (expense):
Changes in fair value of contingent consideration	(434)	—	434	n/a
General and administrative	12,773	7,103	5,670	79.8%
Depreciation and amortization	23,290	6,819	16,471	241.5%

Net operating income (loss)	5,751	(1,768)	7,519	425.3%

Interest expense, net	(12,884)	(4,009)	8,875	221.4%
Gain on acquisition of real estate and sale of land parcel	1,479	978	501	51.2%
Changes in fair value of financial instruments and gain on redemption of OP units	1,154	—	1,154	n/a

Loss from continuing operations	(4,500)	(4,799)	299	6.2%
Income from discontinued operations	4,999	1,082	3,917	362.0%

Net income (loss)	$499	$(3,717)	$4,216	113.4%

Property operating income: Property operating income increased by $29.2 million, or 240.5%, to $41.4 million for the year ended December 31, 2011 compared to $12.2 million for the year ended December 31, 2010. The increase was primarily related to our acquisition of 18 properties in 2011 and 2010 (excluding the six properties sold in June 2011).

Changes in fair value of contingent consideration: A gain of approximately $434,000 on changes in fair value of contingent consideration (included in changes in fair value of contingent consideration in the accompanying consolidated and combined statements of income) was recognized in the year ended December 31, 2011 as a result of a decrease in the estimated fair value of additional consideration due to sellers of properties acquired in 2010 from updated leasing assumptions related to prospective leasing.

General and administrative: General and administrative expenses were $12.8 million for the year ended December 31, 2011 compared to $7.1 million for the year ended December 31, 2010. The increase was primarily the result of approximately $3.2 million of additional non-cash compensation expense recognized in 2011 pursuant to the implementation of a long-term incentive plan in March 2011. In connection with the plan, members of senior management and other selected employees were provided restricted stock grants, a portion of which may vest only upon meeting minimum shareholder return thresholds. Non-cash compensation expense related to the stock awards granted in 2011 pursuant to this plan will decline in subsequent years as the expense associated with these awards is recognized using the graded vesting method, in which the majority of the expense is recognized in earlier periods. General and administrative expenses for the year ended December 31, 2010 relate to our operations since the completion of the IPO, and include salaries and other costs incurred to operate as a public company. General and administrative expenses for the years ended December 31, 2011 and 2010 also include approximately $753,000 and $1.6 million, respectively, in costs related to our property acquisitions. Furthermore, we incurred approximately $1.0 million related to the audits, legal and other various costs in preparation for the IPO, which were recognized at the IPO date. Prior to the IPO, there were no general and administrative expenses included in the Predecessor’s results of operations other than those that were directly related to the properties contributed to us by the Predecessor.

Depreciation and amortization: Depreciation and amortization expense increased $16.5 million, or 241.5%, to $23.3 million for the year ended December 31, 2011 compared to $6.8 million for the year ended December 31, 2010. The increase was primarily related to our acquisition of 18 properties (excluding the six properties sold in June 2011) since the completion of the IPO.

Interest expense, net: Interest expense increased $8.9 million, or 221.4%, to $12.9 million for the year ended December 31, 2011 compared to $4.0 million for the year ended December 31, 2010. The increase was primarily due to the assumption of approximately $114.0 million and $108.7 million, respectively, of mortgage debt in connection with our property acquisitions in 2011 and 2010, partially offset by a decrease in the interest rate and fees associated with our unsecured revolving credit facility as a result of an amendment in 2011, and a decrease in the average borrowings outstanding on our unsecured revolving credit facility for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Gain on acquisition of real estate and sale of land parcel: A gain on acquisition of real estate and sale of land parcel of approximately $1.5 million was recognized during the year ended December 31, 2011 related to (1) a property acquired in 2011, representing the difference between the fair value at the date of closing and the price paid of $937,000 (see Note 3 of the consolidated and combined financial statements contained elsewhere herein) and (2) a gain on disposition of a land parcel at one of our properties, resulting in a gain of approximately $542,000.

Changes in fair value of financial instruments and gain on redemption of OP units: A gain on changes in fair value of financial instruments and gain on redemption of OP units of approximately $1.2 million was recognized in the year ended December 31, 2011 as a result of a decrease in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 (see Notes 3 and 17 of the consolidated and combined financial statements contained elsewhere herein for further discussion).

Results of Operations Segments

We evaluate the performance of our segments based upon property operating income. “Property Operating Income” is defined as operating revenues (rental revenue and tenant recoveries) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses).

You should read the following discussion in conjunction with the segment information disclosed in Note 19 to our consolidated and combined financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the years ended December 31, 2012 and 2011 may not be indicative of our future results of operations.

The following table sets forth results of operations presented by segments for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended
	December 31, 2012	December 31, 2011	Change	Percent Change
Revenues:
Retail properties	77,548	52,047	25,501	49.0%
Office properties	$8,522	$3,180	$5,342	168.0%
Multi-family properties	1,074	—	1,074	n/a

Total revenues	$87,144	$55,227	$31,917	57.8%
Property operating expenses:
Retail properties	17,122	13,135	3,987	30.4%
Office properties	$3,253	$712	$2,541	356.9%
Multi-family properties	233	—	233	n/a

Total property operating expenses	$20,608	$13,847	$6,761	48.8%

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Revenue-retail properties: Retail property revenue increased by $25.5 million, or 49.0%, to $77.5 million for the year ended December 31, 2012 compared to $52.0 million for the year ended December 31, 2011. The increase was primarily related to our acquisition of 16 retail operating properties in 2012 and 2011 (including the

La Costa Town Center property that was contributed to an unconsolidated entity in September 2012), the commencement of leases at a property partially under redevelopment that was placed into service in 2011 and the commencement of a portion of the leases at our development property in 2012.

Revenue-office properties: Office property revenue increased by $5.3 million, or 168.0%, to $8.5 million for the year ended December 31, 2012 compared to $3.2 million for the year ended December 31, 2011. The increase was primarily related to our acquisition of Promenade Corporate Center in January 2012.

Revenue-multi-family properties: Multi-family property revenue was $1.1 million for the year ended December 31, 2012 as a result of our purchase of the West Broad Village property in October 2012, which includes 339 apartment units on the upper levels of the shopping center.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $4.0 million, or 30.4%, to $17.1 million for the year ended December 31, 2012 compared to $13.1 million for the year ended December 31, 2011. The increase was primarily related to our acquisition of 16 retail operating properties in 2012 and 2011 (including the La Costa Town Center property that was contributed to an unconsolidated entity in September 2012).

Property operating expenses-office properties: Property operating expenses related to our office properties increased by $2.5 million, or 356.9%, to $3.3 million for the year ended December 31, 2012 compared to $712,000 for the year ended December 31, 2011. The increase was primarily related to our acquisition of Promenade Corporate Center in January 2012.

Property operating expenses-multi-family properties: Property operating expenses related to our multi-family properties was $233,000 for the year ended December 31, 2012 as a result of our purchase of the West Broad Village property in October 2012, which includes 339 apartment units on the upper levels of the shopping center.

The following table sets forth results of operations presented by segments for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended
	December 31, 2011	December 31, 2010	Change	Percent Change
Revenues:
Retail properties	$52,047	$12,509	$39,538	316.1%
Office properties	3,180	3,370	(190)	5.6%

Total revenues	55,227	15,879	39,348	247.8%
Property operating expenses:
Retail properties	13,135	$3,076	$10,059	327.0%
Office properties	712	649	63	9.7%

Total property operating expenses	13,847	3,725	10,122	271.7%

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Revenue-retail properties: Retail property revenue increased by $39.5 million, or 316.1%, to $52.0 million for the year ended December 31, 2011 compared to $12.5 million for the year ended December 31, 2010. The increase was primarily related to the acquisition of 18 retail properties in 2011 and 2010 (excluding the six properties sold in June 2011).

Revenue-office properties: Office property revenue decreased by $190,000, or 5.6%, to $3.2 million for the year ended December 31, 2011 compared to $3.4 million for the year ended December 31, 2010. The decrease was primarily due to the expiration of two leases in late 2010 and early 2011, which were not renewed.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $10.0 million, or 327.0%, to $13.1 million for the year ended December 31, 2011 compared to $3.1 million for the year ended December 31, 2010. The increase was primarily related to the 15 retail operating properties we acquired since the IPO that are not under triple-net leases (excluding the six properties sold in June 2011). Three of the properties we acquired are under triple-net leases whereby the tenants pay all of the operating expenses (excluding those properties sold in June 2011).

Property operating expenses-office properties: Property operating expenses related to our office properties did not change significantly ($712,000 and $649,000 for the years ended December 31, 2011 and 2010, respectively) as there were no significant changes in operations.

Cash Flows

The following is a comparison, for the years ended December 31, 2012 and 2011 and for the years ended December 31, 2011 and 2010, of the combined cash flows of the company and our Predecessor.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Cash and cash equivalents were $5.6 million and $5.3 million at December 31, 2012 and December 31, 2011, respectively.

Net cash provided by operating activities was $39.9 million for the year ended December 31, 2012 compared to $21.0 million for the year ended December 31, 2011, an increase of $18.9 million. The increase was primarily due to cash flow generated by acquisitions and cash rent starts on new leases and an increase from non-cash reconciling adjustments recognized (primarily from an increase in the depreciation and amortization to $36.0 million compared to $23.7 million for the years ended December 31, 2012 and 2011, respectively), partially offset by a reduction for gains on the acquisition and sale of real estate totaling approximately $5.5 million for the year ended December 31, 2011.

Net cash used in investing activities was $280.1 million for the year ended December 31, 2012 compared to $123.3 million for the year ended December 31, 2011, an increase of $156.8 million. The increase in net cash used in investing activities was primarily the result of an increase in property acquisitions during the year ended December 31, 2012 compared to the same period in 2011, partially offset by proceeds from the contribution of our La Costa Town Center property that was contributed to an unconsolidated entity in September 2012, proceeds from the sale of equity securities in the amount of approximately $9.4 million and the collection of an outstanding mortgage loan receivable in the amount of $2.0 million.

Net cash provided by financing activities was $240.5 million for the year ended December 31, 2012 compared to $101.1 million for the year ended December 31, 2011, an increase of $139.4 million. The increase was primarily due to net proceeds from notes payable and mortgages payable of $63.4 million in 2012 compared to net repayments of $70.5 million in 2011 and higher net proceeds from common and preferred stock offerings of $214.4 million compared to $197.6 million for the year ended December 31, 2012 and 2011, respectively, The increase was partially offset by an increase in dividends paid of $14.5 million and cash payments totaling $3.5 million in 2012 pursuant to the redemption of OP units and the payment of contingent consideration.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Cash and cash equivalents were $5.3 million and $6.5 million at December 31, 2011 and December 31, 2010, respectively.

Net cash provided by operating activities increased $16.8 million to $21.0 million for the year ended December 31, 2011 compared to $4.2 million for the year ended December 31, 2010. The increase was primarily due to (1) net income of $499,000 for the year ended December 31, 2011 compared to a net loss of $3.7 million for the year ended December 31, 2010, (2) an increase in depreciation and amortization expense of approximately $16.4 million in 2011 as compared to 2010 and (3) an increase in the amortization of non-cash share-based compensation of approximately $4.1 million. This increase was partially offset by a reduction to net cash provided by operating activities in 2011 of approximately $5.6 million as a result of (1) a gain on sale of real estate assets of $4.0 million, (2) a gain on changes in the fair value of earn-outs of $434,000 and (3) a gain on changes in fair value of financial instruments of $1.2 million. Changes in assets and liabilities resulted in a further reduction of approximately $2.4 million in 2011 as compared to 2010.

Net cash used in investing activities decreased $204.2 million to $123.3 million for the year ended December 31, 2011 compared to $327.5 million for the year ended December 31, 2010. The decrease was primarily the result of a decrease in property acquisitions, development and improvements to $116.8 million in 2011 as compared to $320.4 million in 2010, partially offset by the purchase of $9.1 million in equity securities during 2011.

Net cash provided by financing activities decreased by $228.1 million to $101.1 million for the year ended December 31, 2011 compared to $329.2 million for the year ended December 31, 2010. The decrease was primarily the result of the difference in gross offering proceeds from our common stock offering in 2011 of $150.6 million compared to our IPO of $210.0 million in 2010. In addition, we repaid a majority of the outstanding borrowings on our revolving credit facility, resulting in a reduction of net cash provided by financing activities of approximately $63.8 million (net proceeds from the issuance of our Series A preferred stock and a portion of the proceeds from our common stock offering were used to repay such outstanding borrowings), partially offset by cash utilized for the repurchase of shares of our common stock for total consideration of approximately $6.7 million.

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

The following table presents a reconciliation of FFO for the periods presented (in thousands):

	The Company			The Predecessor
	2012	2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010
Net (loss) income attributable to the common stockholders and the Predecessor	$(8,490)	$(2,780)	$(3,725)	$(134)
Non-controlling interests in operating partnership	(297)	(53)	(148)	290
Depreciation and amortization	36,021	23,705	6,727	542
Depreciation and amortization related to joint ventures(1)	72	(199)	—	—
Gain on acquisition of real estate and sale of land parcel	—	(1,479)	(978)	—
Gain on sale of real estate assets	—	(3,976)	—	—

Funds from operations	$27,306	$15,218	$1,876	$698

(1)	Includes a reduction for 50% of the depreciation and amortization expense at our Dothan property and an increase for our proportionate share of depreciation and amortization expense at the unconsolidated La Costa Town Center and The Fountains at Bay Hill properties.

Liquidity and Capital Resources

At December 31, 2012, we had $5.6 million of cash and cash equivalents on hand.

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	future distributions expected to be paid to our stockholders and limited partners of our operating partnership,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions,

•	construction of the non-operating portion of some of our properties, and

•	properties under contract or acquired after December 31, 2012.

Our long term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions, capital commitments, construction obligations and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions and developments of new properties that we pursue.

We intend to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide sufficient cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance our debt service obligations or will borrow from our unsecured credit facility to pay for upcoming debt maturities. The maturity dates for $13.8 million and $55.8 million of our outstanding indebtedness are scheduled to mature in 2013, but such maturity dates can be extended through March 2015 and December 2014, respectively (see Note 8 of the accompanying consolidated and combined financial statements contained elsewhere herein for further discussion). We expect to incur approximately $18.9 million in construction costs relating to development projects on portions of existing operating properties (including the redevelopment of our unconsolidated La

Costa Town Center property). Funds for these costs are expected to come from new mortgage financing, borrowings from our unsecured revolving credit facility and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness, long-term secured and unsecured indebtedness and the use of net proceeds from the disposition of non-strategic assets. In addition, we may, from time to time, offer and sell additional shares of common stock and preferred stock, as well as debt securities, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs.

As of December 31, 2012, our mortgage indebtedness consisted of the following:

Property Pledged as Collateral	Principal Balance	Contractual Interest Rate	Monthly Payment(1)	Maturity Date
Red Rock Commons(2)	$13,800	2.45%	28	2013
West Broad Village	50,000	2.75%	115	2013
Five Forks Place	4,882	5.50%	39	2013
Grant Creek Town Center	15,342	5.75%	105	2013
Park West Place(3)	55,800	2.50%	116	2013
Excel Centre	12,284	6.08%	85	2014
Merchant Central	4,468	5.94%	30	2014
Edwards Theatre	11,859	6.74%	95	2014
Gilroy Crossing	46,646	5.01%	263	2014
The Promenade	49,703	4.80%	344	2015
5000 South Hulen	13,655	5.60%	83	2017
Lake Pleasant Pavilion	28,176	6.09%	143	2017
Rite Aid-Vestavia Hills	1,184	7.25%	21	2018
Lowe’s	13,511	7.20%	110	2031
Northside Plaza(4)	12,000	0.14%	1	2035

	$333,310
Less: discount(5)	625

Mortgage notes payable, net	$333,935

(1)	Amount represents the monthly payment of principal and interest at December 31, 2012.
(2)	The maturity date for the Red Rock Commons construction loan may be extended for each of two one-year extension periods through March 2015 at our option and upon the satisfaction of conditions precedent and the payment of an extension fee. The construction loan bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio (variable interest rate of 2.45% at December 31, 2012).
(3)	The loan was amended in July 2012 and now bears interest at a rate of LIBOR plus 2.25% (variable interest rate of 2.50% at December 31, 2012). In December 2010, we entered into interest rate swap contracts, which fix LIBOR at an average of 1.41% for the term of the loan. The maturity date may be extended for an additional one-year period through December 2014 at our option and upon the satisfaction of conditions precedent and the payment of an extension fee.
(4)	The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.14% at December 31, 2012). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by us from our unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $110,000 at December 31, 2012 will be amortized as additional interest expense through November 2035.
(5)	Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

On July 20, 2012, we entered into an amended and restated credit agreement, which provided an increase in borrowings available under our unsecured revolving credit facility from $200.0 million to $250.0 million, decreased the fees pertaining to the unused capacity and the applicable interest rate and extended the maturity date.

The unsecured revolving credit facility has a borrowing capacity of $250.0 million, which may be increased from time to time up to an additional $200.0 million for a total borrowing capacity of $450.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is July 19, 2016 and may be extended for one additional year at our option. The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on our leverage ratio. We also pay a fee of 0.25% or 0.35% for any unused portion of the unsecured revolving credit facility, depending on our utilization of the borrowing capacity. Borrowings under the unsecured revolving credit facility were $75.0 million at December 31, 2012 at a weighted-average interest rate of 1.87%. In addition, we issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on our consolidated balance sheets. At December 31, 2012, there was approximately $162.9 million available for borrowing under the unsecured revolving credit facility.

Our ability to borrow funds under the credit agreement, and the amount of funds available under the credit agreement at any particular time, are subject to our meeting borrowing base requirements. The amount of funds we can borrow is determined by the net operating income of our unencumbered assets that comprise the borrowing base (as defined in the credit agreement). We are also subject to financial covenants relating to maximum leverage ratios on unsecured, secured and overall debt, minimum fixed coverage ratios, minimum amount of net worth, dividend payment restrictions, and certain investment limitations.

The following is a summary of key financial covenants and their covenant levels as of December 31, 2012:

	Required	Actual
Key financial covenants(1):
Ratio of total liabilities to total asset value (maximum)	60.0%	39.7%
Ratio of adjusted EBITDA to fixed charges (minimum)	1.50	1.76
Ratio of secured indebtedness to total asset value (maximum)	40.0%	32.7%

(1)	For a complete listing of all debt covenants related to our consolidated indebtedness as well as definitions of the terms related to such covenants, please refer to our applicable filings with the SEC.

Under our credit agreement, cash dividends on our common stock, as well as our preferred stock, may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement), and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status. As of December 31, 2012, we believe that we were in compliance with all of the covenants under our credit agreement.

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

On March 9, 2012, we entered into equity distribution agreements with four sales agents, under which we can issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through, at our discretion, any of the sales agents. The sales of common stock made under the equity distribution agreements are made in “at the market” offerings as defined in the Securities Act. During the year ended December 31, 2012, we issued 1,082,051 shares pursuant to the equity distribution agreements, resulting in net proceeds of approximately $12.6 million at an average stock issuance price of $11.92 per share. We used the net proceeds to repay outstanding indebtedness under our unsecured revolving credit facility and for other general corporate and working capital purposes.

On October 30, 2012, we completed the issuance of 9,775,000 shares of common stock, including the exercise of an overallotment option of 1,275,000 shares, resulting in net proceeds of approximately $113.1 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds from this offering were used to repay the outstanding indebtedness under our unsecured revolving credit facility and for other general corporate and working capital purposes.

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

As of December 31, 2012, our ratio of debt-to-gross undepreciated asset value was approximately 36.4%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and our board of directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments, Contingencies and Contractual Obligations

The following table outlines our contractual obligations (dollars in thousands) at December 31, 2012 related to our mortgage and note indebtedness and other commitments:

	Payments by Period
	2013	2014-2015	2016-2017	Thereafter	Total
Principal payments — fixed rate debt(1)	$80,390	$124,130	$41,330	$11,659	$257,509
Principal payments — variable rate debt(2)	63,800	—	75,000	12,000	150,800
Interest payments — fixed rate debt(3)	12,507	13,244	5,524	6,631	37,906
Interest payments — variable rate debt(2)	1,819	2,839	762	272	5,692
Contingent consideration related to business combinations(4)	1,787	—	—	—	1,787
Construction costs(5)	5,093	13,811	—	—	18,904

	$165,396	$154,024	$122,616	$30,562	$472,598

(1)	Includes a mortgage payable at our Park West Place property, which was amended in July 2012 and now bears interest at a rate of LIBOR plus 2.25% (contractual interest rate of 2.5% at December 31, 2012). In December 2010, we entered into two interest rate swap contracts equal to the notional value of the mortgage payable, which fix LIBOR at an average of 1.41% for the term of the mortgage.
(2)

Includes redevelopment revenue bonds at our Northside Mall property, a construction loan at our Red Rock Commons property, a mortgage note at our West Broad Village property, and outstanding borrowings on our unsecured revolving credit facility (our unsecured revolving credit facility had a balance of $75.0 million at December 31, 2012). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.14% at December 31, 2012). The construction loan bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio (interest rate of 2.45% at December 31, 2012). The mortgage note at West Broad Village bears interest at the rate of LIBOR plus a margin of 250 basis points (interest rate of 2.75% at December 31, 2012). The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points (weighted-average interest rate of 1.87% at December 31, 2012), depending on our leverage ratio.
(3)	Includes the cash payments pertaining to the interest rate swap contracts at our Park West Place property, resulting in an effective fixed interest rate of 3.66%.
(4)	Additional consideration is due to the prior owners of two properties purchased in 2012 based on their ability to lease-up vacant space at those properties during 2013. The balance of $1.8 million at December 31, 2012 represents our best estimate of the fair value of funds expected to be paid to the former owners (see Note 18 of the consolidated and combined financial statements contained elsewhere herein).
(5)	Amount represents our estimate of costs expected to be incurred to complete the redevelopment of our unconsolidated La Costa Town Center property (representing our proportionate share of the estimated costs) and to complete the undeveloped portion of our Chimney Rock property.

Off-Balance Sheet Arrangements

In September 2012, PC Retail, LLC repaid in full a $2.0 million note receivable that we issued to facilitate the land acquisition and development of a shopping center anchored by Publix in Brandon, Florida, including interest accrued through the date of repayment. In conjunction with issuance of the note receivable, we entered into a purchase and sale agreement with PC Retail, LLC to acquire the property upon completion of development. On October 1, 2012, we completed the acquisition of the retail shopping center with 68,000 square feet of GLA in Brandon, Florida for a purchase price of approximately $13.1 million.

We hold a 20% ownership interest in an unconsolidated limited liability company, La Costa LLC. In connection with the formation of La Costa LLC in September 2012, we contributed the La Costa Town Center property to the entity in exchange for proceeds of approximately $21.2 million (see Note 14 of the accompanying consolidated and combined financial statements contained elsewhere herein for further discussion). La Costa LLC does not qualify as a variable interest entity, or VIE, and consolidation is not required as we do not control the operations of the property. The majority owner will bear the majority of any losses incurred. We will receive 20% of the cash flow distributions and may receive a greater portion of cash distributions in the future based upon the performance of the property and the availability of cash for distribution. In addition, we receive fees from our role as the day-to-day property manager and for any development services that we provide. We account for our interest in La Costa LLC as a profit-sharing arrangement, which is reflected in a manner that is similar to the equity method of accounting. The assets and liabilities of La Costa LLC were $26.3 million and $16.0 million, respectively, at December 31, 2012.

We own a 50% tenant-in-common ownership interest in an unconsolidated company, Bay Hill. In connection with our acquisition of a portfolio of properties in October 2012 (see Note 3 of the accompanying consolidated and combined financial statements contained elsewhere herein for further discussion), we acquired a 50% undivided interest in the Bay Hill property. The Bay Hill property does not qualify as a VIE and consolidation is not required as we do not control the operations of the property. We will receive 50% of the cash flow distributions and recognize 50% of the results of operations. In addition, we receive fees from our role as the day-to-day property manager. We account for our interest in the Bay Hill property under the equity method of accounting. The assets and liabilities of the Bay Hill property were $41.8 million and $34.2 million, respectively, at December 31, 2012.

Our proportionate share of outstanding indebtedness at the unconsolidated entities is the following (dollars in thousands):

Name	Ownership Interest	Principal Amount(1)	Interest Rate	Maturity Date
La Costa LLC	20%	$2,820	6.0%	October 1, 2014
Bay Hill	50%	$11,931	3.5%	April 2, 2015

(1)	Amount represents our proportionate share of a secured mortgage note, which bears interest at the rate of LIBOR plus a margin of 575 basis points (La Costa LLC) and at a rate of LIBOR plus a margin of 325 basis points (Bay Hill).

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04, which amended Accounting Standards Codification Topic 820, Fair Value Measurement. The objective of this guidance is to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The guidance further explains how to measure fair value, but does not require additional fair value measurements. ASU 2011-04 is to be applied prospectively for fiscal years and interim periods within those years beginning after December 15, 2011. Our adoption of this guidance effective January 1, 2012 resulted in additional disclosures in the notes to our consolidated and combined financial statements, but did not have a material quantitative effect on our consolidated and combined financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, or ASU 2012-02. The amendments in this update provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years and interim periods beginning after September 15, 2012. We do not expect the adoption of ASU 2012-02 on January 1, 2013 to have a material impact on our financial position or results of operations.

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

The fair value of mortgages payable at December 31, 2012, including our construction loan, was approximately $341.3 million compared to the carrying amount of $333.9 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $5.2 million at December 31, 2012. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $5.5 million at December 31, 2012.

We have entered into a $250.0 million unsecured revolving credit facility. The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on our leverage ratio. As of December 31, 2012, we had $87.1 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes a $12.1 million letter of credit issued under the facility. At December 31, 2012, the outstanding balance on our unsecured revolving credit facility was $75.0 million at a weighted-average interest rate of $1.87%. The fair value of unsecured revolving credit facility at December 31, 2012 was approximately $74.9 million. Based on outstanding borrowings of $75.0 million at December 31, 2012, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $750,000.

We have entered into an $18.0 million construction loan agreement in connection with construction activities at one of our development properties. The construction loan bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on our leverage ratio. At December 31, 2012, the outstanding balance on our construction loan was $13.8 million at an interest rate of 2.45%. Based on outstanding borrowings of $18.0 million at December 31, 2012, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $180,000.

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

As of December 31, 2012, we had two interest rate derivatives that were designated as cash flow hedges of interest rate risk. Both derivatives were interest rate swaps and the notional amount totaled $55.8 million. The interest rate swap contracts fixed LIBOR at an average of 1.41% for the term of a mortgage loan which expires in December 2013. The fair value of these derivative financial instruments was approximately $620,000 at December 31, 2012 and is classified in accounts payable and other liabilities on the accompanying consolidated balance sheets.

ITEM 8.	Financial Statements and Supplemental Data

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

Page

Reports of Independent Registered Public Accounting Firm	61

Consolidated Balance Sheets of the Company as of December 31, 2012 and 2011, respectively	63

Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) of the Company for the years ended December 31, 2012 and 2011 and the period from April 28, 2010 to December 31, 2010 and of Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010	64

Consolidated and Combined Statements of Equity of the Company for the years ended December 31, 2012 and 2011 and the period from April 28, 2010 to December 31, 2010 and of Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010	65

Consolidated and Combined Statements of Cash Flows of the Company for the years ended December 31, 2012 and 2011 the period from April 28, 2010 to December 31, 2010 and of Excel Trust, Inc. Predecessor for the period from January 1, 2010 to April 27, 2010	68

Notes to Consolidated and Combined Financial Statements of the Company and Excel Trust, Inc. Predecessor	70

Financial Statements Schedules —

Schedule II — Valuation and Qualifying Accounts	105

Schedule III — Real Estate and Accumulated Depreciation	106

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Excel Trust, Inc. and the Owners of Excel Trust, Inc. Predecessor

San Diego, California

We have audited the accompanying consolidated balance sheets of Excel Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated and combined statements of operations and comprehensive income (loss), equity, and cash flows for the years ended December 31, 2012 and 2011, and for the period from April 28, 2010 to December 31, 2010 of the Company and for the period from January 1, 2010 to April 27, 2010 of Excel Trust, Inc. Predecessor (the “Predecessor”). Our audits also included the consolidated and combined financial statement schedules listed in the Index to the Financial Statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of the operations and the cash flows of the Company for the year ended December 31, 2012 and 2011 and for the period from April 28, 2010 to December 31, 2010 and of the Predecessor for the period from January 1, 2010 to April 27, 2010 of the Predecessor, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Excel Trust, Inc.

San Diego, California

We have audited the internal control over financial reporting of Excel Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2013

EXCEL TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2012	December 31, 2011
ASSETS:

Property:
Land	$320,289	$236,941
Buildings	564,352	287,226
Site improvements	51,875	28,257
Tenant improvements	42,903	28,517
Construction in progress	1,709	21,312
Less accumulated depreciation	(36,765)	(18,294)

Property, net	944,363	583,959
Cash and cash equivalents	5,596	5,292
Restricted cash	5,657	3,680
Tenant receivables, net	5,376	4,174
Lease intangibles, net	85,646	68,556
Mortgage loan receivable	—	2,000
Deferred rent receivable	5,983	2,997
Other assets	17,618	17,013
Investment in unconsolidated entities	9,015	—

Total assets(1)	$1,079,254	$687,671

LIABILITIES AND EQUITY:

Liabilities:
Mortgages payable, net	$333,935	$244,961
Notes payable	75,000	21,000
Accounts payable and other liabilities	25,319	21,080
Lease intangibles, net	26,455	13,843
Dividends/distributions payable	9,773	5,801

Total liabilities(2)	470,482	306,685

Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized; 7.00% Series A cumulative convertible perpetual preferred stock, $50,000,000 liquidation preference ($25.00 per share) 2,000,000 shares issued and outstanding at each of December 31, 2012 and 2011	47,703	47,703
8.125% Series B cumulative redeemable preferred stock, $92,000,000 liquidation preference ($25.00 per share) 3,680,000 and 0 shares issued and outstanding at December 31, 2012 and 2011, respectively	88,720	—
Common stock, $.01 par value, 200,000,000 shares authorized; 44,905,683 and 30,289,813 shares issued and outstanding at December 31, 2012 and 2011, respectively	448	302
Additional paid-in capital	459,151	319,875
Cumulative deficit	(1,414)	(3,277)

	594,608	364,603
Accumulated other comprehensive loss	(572)	(811)

Total stockholders’ equity	594,036	363,792
Non-controlling interests	14,736	17,194

Total equity	608,772	380,986

Total liabilities and equity	$1,079,254	$687,671

(1)	Excel Trust Inc.’s consolidated total assets at December 31, 2012 and 2011, include $15,871 and $16,481, respectively, of assets of a variable interest entity (“VIE”) that can only be used to settle the liabilities of that VIE.

(2)	The Company’s consolidated total liabilities at December 31, 2012 and 2011, include $154 and $338 of accounts payable and other liabilities, respectively, that do not have recourse to Excel Trust, Inc.

The accompanying notes are an integral part of these consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data and dividends per share)

	The Company			The Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010
Revenues:
Rental revenue	$71,522	$44,265	$12,034	$1,455
Tenant recoveries	14,190	10,300	2,134	113
Other income	1,432	662	143	—

Total revenues	87,144	55,227	14,311	1,568

Expenses:
Maintenance and repairs	5,688	3,792	707	98
Real estate taxes	9,921	6,373	1,685	140
Management fees	914	576	104	43
Other operating expenses	4,085	3,106	850	98
Changes in fair value of contingent consideration	(281)	(434)	—	—
General and administrative	13,778	12,773	7,095	8
Depreciation and amortization	36,021	23,290	6,277	542

Total expenses	70,126	49,476	16,718	929

Net operating income (loss)	17,018	5,751	(2,407)	639
Interest expense	(16,556)	(13,181)	(3,692)	(483)
Interest income	173	297	166	—
Loss from equity in unconsolidated entities	(320)	—	—	—
Gain on acquisition of real estate and sale of land parcel	—	1,479	978	—
Changes in fair value of financial instruments and gain on OP unit redemption	1,530	1,154	—	—

Income (loss) from continuing operations	1,845	(4,500)	(4,955)	156
Income from discontinued operations before gain on sale of real estate assets	—	1,023	1,082	—
Gain on sale of real estate assets	—	3,976	—	—

Income from discontinued operations	—	4,999	1,082	—

Net income (loss)	1,845	499	(3,873)	156
Net loss (income) attributable to non-controlling interests	18	(51)	148	(290)

Net income (loss) attributable to Excel Trust, Inc. and the Predecessor	1,863	448	(3,725)	(134)
Preferred stock dividends	(10,353)	(3,228)	—	—

Net loss attributable to the common stockholders and the Predecessor	$(8,490)	$(2,780)	$(3,725)	$(134)

Loss from continuing operations per share attributable to the common stockholders — basic and diluted	(0.26)	(0.36)	(0.31)
Net loss per share attributable to the common stockholders — basic and diluted	$(0.26)	$(0.15)	$(0.24)

Weighted-average common shares outstanding — basic and diluted	34,681	22,465	15,510

Net income (loss)	$1,845	$499	$(3,873)	$156
Other comprehensive income:
Change in unrealized gain on investment in equity securities	79	92	—	—
Gain on sale of equity securities (reclassification adjustment)	(171)	—	—	—
Change in unrealized loss on interest rate swaps	344	(576)	(388)	—

Comprehensive income (loss)	2,097	15	(4,261)	156
Comprehensive loss (income) attributable to non-controlling interests	5	(5)	163	(290)

Comprehensive income (loss) attributable to Excel Trust, Inc. and controlling interests of the Predecessor.	$2,102	$10	$(4,098)	$(134)

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

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Deficit	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Owner’s Equity	Total Equity
	Series A	Series B	Shares	Amount
Balance at April 28, 2010	$—	$—	—	$—	$—	$—	$—	$—	$963	$8,097	$9,060
Net proceeds from issuance of common stock	—	—	15,000,000	150	209,850	—	—	210,000	—	—	210,000
Offering costs	—	—	—	—	(15,398)	—	—	(15,398)	—	—	(15,398)
Initial contribution and acquisition of Predecessor interests:
Exchange of Predecessor equity for Company common stock	—	—	454,008	4	8,507	—	—	8,511	—	(8,097)	414
Exchange of Predecessor non-controlling interests for Company common stock	—	—	53,985	—	1,049	—	—	1,049	(963)	—	86
Predecessor non-controlling interests purchased	—	—	—	—	(1,812)	—	—	(1,812)	—	—	(1,812)
Issuance of restricted common stock awards	—	—	155,338	2	(2)	—	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	357	—	—	357	—	—	357
Common stock dividends ($0.20 per share)	—	—	—	—	(3,133)	—	—	(3,133)	—	—	(3,133)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(128)	—	(128)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,425	—	1,425
Net loss	—	—	—	—	—	(3,725)	—	(3,725)	(148)	—	(3,873)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	(373)	(373)	(15)	—	(388)
Adjustment for non-controlling interest	—	—	—	—	(7,965)	—	—	(7,965)	7,965	—	—
Balance at December 31, 2010	—	—	15,663,331	156	191,453	(3,725)	(373)	187,511	9,099	—	196,610
Net proceeds from sale of preferred stock	47,703	—	—	—	—	—	—	47,703	—	—	47,703
Net proceeds from sale of common stock	—	—	14,375,000	144	149,743	—	—	149,887	—	—	149,887
Issuance of restricted common stock awards	—	—	929,348	9	(9)	—	—	—	—	—	—
Repurchase of common stock	—	—	(674,866)	(7)	(6,735)	—	—	(6,742)	—	—	(6,742)
Forfeitures of restricted common stock awards	—	—	(3,000)	—	—	—	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	4,497	—	—	4,497	—	—	4,497
Common stock dividends ($0.605 per share)	—	—	—	—	(16,506)	—	—	(16,506)	—	—	(16,506)
Issuance of non-controlling interests	—	—	—	—	—	—	—	—	9,035	—	9,035
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,002)	—	(1,002)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	717	—	717
Net income	—	—	—	—	—	448	—	448	51	—	499
Preferred stock dividends	—	—	—	—	(3,228)	—	—	(3,228)	—	—	(3,228)
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	88	88	4	—	92
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	(526)	(526)	(50)	—	(576)
Adjustment for non-controlling interest	—	—	—	—	660	—	—	660	(660)	—	—

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative Deficit	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Owner’s Equity	Total Equity
	Series A	Series B	Shares	Amount
Balance at December 31, 2011	47,703	—	30,289,813	302	319,875	(3,277)	(811)	363,792	17,194	—	380,986
Net proceeds from sale of preferred stock	—	88,720	—	—	—	—	—	88,720	—	—	88,720
Net proceeds from sale of common stock	—	—	10,857,051	109	125,574	—	—	125,683	—	—	125,683
Issuance of restricted common stock awards	—	—	18,356	—	—	—	—	—	—	—	—
Redemption of OP units for common stock and cash	—	—	509,694	5	6,085	—	—	6,090	(6,756)	—	(666)
Issuance of common stock for acquisition	—	—	3,230,769	32	39,076	—	—	39,108	—	—	39,108
Noncash amortization of share-based compensation	—	—	—	—	3,223	—	—	3,223	—	—	3,223
Common stock dividends ($0.65 per share)	—	—	—	—	(23,916)	—	—	(23,916)	—	—	(23,916)
Issuance of non-controlling interests	—	—	—	—	—	—	—	—	5,082	—	5,082
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,192)	—	(1,192)
Net income	—	—	—	—	—	1,863	—	1,863	(18)	—	1,845
Preferred stock dividends	—	—	—	—	(10,353)	—	—	(10,353)	—	—	(10,353)
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	(95)	(95)	3	—	(92)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	334	334	10	—	344
Adjustment for non-controlling interest	—	—	—	—	(413)	—	—	(413)	413	—	—

Balance at December 31, 2012	$47,703	$88,720	44,905,683	$448	$459,151	$(1,414)	$(572)	$594,036	$14,736	$—	$608,772

The accompanying notes are an integral part of these consolidated and combined financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, INC. PREDECESSOR

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	The Company			The Predecessor
	Year ended December 31, 2012	Year ended December 31, 2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010
Cash flows from operating activities:
Net income (loss)	$1,845	$499	$(3,873)	$156
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,021	23,705	6,727	542
Gain on acquisition of real estate and sale of land parcel	—	(1,479)	(978)	—
Changes in fair value of financial instruments and gain on OP unit redemption	(1,530)	(1,154)	—	—
Gain on sale of real estate	—	(3,976)	—	—
Gain on sale of marketable securities	(171)	—	—	—
Changes in fair value of contingent consideration	(281)	(434)	—	—
Loss from equity in unconsolidated entities	320	—	—	—
Deferred rent receivable	(3,148)	(1,968)	(499)	(66)
Amortization of above- (below) market leases	65	152	(113)	(20)
Amortization of deferred balances	1,763	1,393	295	22
Bad debt expense	690	800	348	16
Amortization of share-based compensation	3,223	4,497	357	—
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	(1,754)	(2,910)	(2,276)	64
Other assets	(873)	(241)	(562)	(86)
Accounts payable and other liabilities	3,722	2,102	4,494	(327)

Net cash provided by operating activities	39,892	20,986	3,920	301

Cash flows from investing activities:
Acquisitions of property	(290,987)	(88,159)	(317,096)	—
Development of property and property improvements	(9,101)	(28,669)	(3,127)	(132)
Purchases of investments in unconsolidated entities	(7,829)	—	—	—
Proceeds from contribution of real estate assets to unconsolidated entity	21,317	—	—	—
Advance for mortgage loan receivable	—	—	(2,000)	—
Capitalized leasing costs	(2,048)	(1,286)	(432)	(94)
Advance for note receivable	(750)	—	—	—
Collection of mortgage loan receivable	2,000	—	—	—
Purchase of equity securities	(125)	(9,072)	—	—
Proceeds from sale of equity securities	9,368	—	—	—
Restricted cash	(1,977)	3,891	(4,629)	(12)

Net cash used in investing activities	(280,132)	(123,295)	(327,284)	(238)

	The Company			The Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010
Cash flows from financing activities:
Issuance of common stock	126,066	150,579	210,000	—
Common stock offering costs	(383)	(692)	(15,398)	—
Repurchase of common stock	—	(6,742)	—	—
Issuance of preferred stock	89,102	48,425	—	—
Preferred stock offering costs	(382)	(722)	—	—
OP unit redemptions	(1,915)	—	—	—
Payments on mortgages payable	(4,392)	(6,653)	(11,969)	(227)
Proceeds from mortgages payable	13,800	—	67,800	—
Payments on notes payable	(189,000)	(114,849)	—	—
Proceeds from notes payable	243,000	51,000	85,384	—
Payments of contingent consideration	(1,613)	—	—	—
Purchase of Predecessor non-controlling interests	—	—	(1,812)	—
(Payments to) and proceeds from Predecessor controlling interests	—	—	(1,337)	121
Contributions from Company non-controlling interests	—	130	1,425	—
Contributions from Predecessor controlling interests	—	—	—	316
Contributions from Predecessor non-controlling interests	—	—	—	63
Distributions to Predecessor controlling interests	—	—	—	(707)
Distributions to Predecessor non-controlling interests	—	—	—	(290)
Distributions to non-controlling interests	(1,228)	(854)	(51)	—
Preferred stock dividends	(8,795)	(2,499)	—	—
Common stock dividends	(21,466)	(13,539)	(1,253)	—
Deferred financing costs	(2,250)	(2,508)	(3,014)	—
Tenant security deposits	—	—	114	—

Net cash provided (used) by financing activities	240,544	101,076	329,889	(724)

Net (decrease) increase	304	(1,233)	6,525	(661)
Cash and cash equivalents, beginning of period	5,292	6,525	—	661

Cash and cash equivalents, end of period	$5,596	$5,292	$6,525	$—

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$13,030	$10,522	$2,664	$480

Non-cash investing and financing activity:
Contribution of properties for common shares and operating partnership units	$—	$—	$9,060	$—

Acquisition of real estate for common stock and operating partnership units	$44,190	$9,035	$—	$—

Assumption of net mortgage debt in connection with property acquisitions	$79,670	$114,546	$51,748	$—

Assets received in connection with property acquisitions	$772	$693	$705	$—

Liabilities assumed in connection with property acquisitions	$9,526	$4,578	$3,530	$—

Dispositions of real estate assets classified as a 1031 exchange (net of gain on sale of real estate of $4,518)	$—	$35,790	$—	$—

Acquisition of real estate assets classified as a 1031 exchange	$—	$39,300	$—	$—

Common stock dividends payable	$7,297	$4,847	$1,880	$—

Preferred stock dividends payable	$2,287	$729	$—	$—

OP unit distributions payable	$189	$225	$77	$—

Conversion of note payable to contribution from non-controlling interests	$—	$587	$—	$—

Accrued additions to operating and development properties	$2,705	$3,385	$773	$—

Change in unrealized loss on interest rate swaps	$344	$576	$388	$—

Change in unrealized gain on marketable securities	$92	$92	$—	$—

OP unit redemptions (common stock)	$6,090	$—	$—	$—

Investment in unconsolidated entities	$1,506	$—	$—	$—

Exchange of notes receivable for real estate	$—	$—	$33,400	$—

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

ETP, which was not a legal entity but rather a combination of real estate entities and operations, was engaged in the business of owning, managing, leasing, acquiring and developing commercial real estate, consisting of retail properties, an office property and undeveloped land (the “Properties”). The Properties are located in South Carolina, Tennessee, California and Utah. During the periods presented in the accompanying combined financial statements prior to the Offering, ETP was the general partner or managing member of the real estate entities that directly or indirectly own the Properties, and ETP had responsibility for the day-to-day operations of such entities. The ultimate owners of ETP were Mr. Gary B. Sabin and certain others who had non-controlling interests.

The Company is a vertically integrated, self-administered, self-managed real estate firm with the principal objective of acquiring, financing, developing, leasing, owning and managing value oriented community and power centers, grocery anchored neighborhood centers and freestanding retail properties. It conducts substantially all of its business through the Operating Partnership (together with Excel Trust, Inc. referred to collectively as the “Company”). The Company seeks investment opportunities throughout the United States, but focuses on the Northeast, Northwest and Sunbelt regions. The Company generally leases anchor space to national and regional supermarket chains, big-box retailers and select national retailers that frequently offer necessity and value oriented items and generate regular consumer traffic.

Excel Trust, Inc. is the sole general partner of the Operating Partnership and, as of December 31, 2012, owned a 97.3% interest in the Operating Partnership. The remaining 2.7% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of OP units owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

2. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying consolidated and combined financial statements of the Company include all the accounts of the Company and all entities in which the Company has a controlling interest. The exchange of Predecessor controlling and non-controlling interests for shares of the Company’s common stock and OP Units has been reflected on the Predecessor historical cost basis as a reorganization of entities under common control. The Predecessor’s combined financial statements reflect presentation of properties on a combined historical cost basis because of their common ownership. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

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

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities is deferred rent in the amount of $4.4 million and $3.0 million at December 31, 2012 and 2011, respectively.

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

All leases are classified as operating leases and minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income was increased by $3.1 million, $2.0 million, and $580,000 in the years ended December 31, 2012, 2011 and 2010, respectively, due to the straight-line rent adjustment. Percentage rent is recognized after tenant sales have exceeded defined thresholds (if applicable) and was $720,000, $271,000 and $46,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other operating expenses are recognized as revenues in the period the applicable expenses are incurred or as specified in the leases. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenue on a straight-line basis over the term of the related leases.

Total estimated minimum rents under non-cancelable operating tenant leases in effect at December 31, 2012 were as follows (in thousands):

2013	$77,606
2014	73,853
2015	65,099
2016	56,303
2017	50,430
Thereafter	249,526

$572,817

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed:

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment considers expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense, expected to result from the long-lived asset’s use and eventual disposition. The Company’s evaluation as to whether impairment may exist, including estimates of future anticipated cash flows, are highly subjective and could differ materially from actual results in future periods. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Although the Company’s strategy is to hold its properties over a long-term period, if the strategy changes or market conditions dictate that the sale of properties at an earlier date would be preferable, a property may be classified as held for sale and an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less cost to sell. There was no impairment recorded for the years ended December 31, 2012, 2011 or 2010.

Investments in Unconsolidated Entities:

The Company evaluates its investments in unconsolidated entities to determine whether such entities may be a VIE and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support provided by any parties or (2) as a group, the holders of the equity investment lack one or more of the essential characteristics of a controlling financial interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the form of ownership interest, voting interest, the size of the investment (including loans) and the rights of other investors to participate in policy making decisions, to replace or remove the manager and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE.

If the foregoing conditions do not apply, the Company considers whether a general partner or managing member controls an unconsolidated entity. The general partner in a limited partnership or managing member in a limited liability company is presumed to control that limited partnership or limited liability company. The presumption may be overcome if the limited partners or members have either (1) the substantive ability to dissolve the limited partnership or limited liability company or otherwise remove the general partner or managing member without cause or (2) substantive participating rights, which provide the limited partners or members with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s or limited liability company’s business and thereby preclude the general partner or managing member from exercising unilateral control over the partnership or company. If these criteria are not met and the Company is the general partner or the managing member, as applicable, the consolidation of the unconsolidated entity is required.

Investments over which the Company exercises significant influence, but does not control are not consolidated, but are accounted for under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for the Company’s portion of earnings or losses and for cash contributions and distributions. Under the equity method of accounting, the Company’s investment is reflected in the consolidated balance sheets and its share of net income or loss is included in the consolidated and combined statements of income.

Investments in Equity Securities:

The Company, through its Operating Partnership, may hold investments in equity securities in certain publicly-traded companies. The Company does not acquire investments for trading purposes and, as a result, all of the Company’s investments in publicly-traded companies are considered “available-for-sale” and are recorded at fair value. Changes in the fair value of investments classified as available-for-sale are recorded in other comprehensive income. The fair value of the Company’s equity securities in publicly-traded companies is determined based upon the closing trading price of the equity security as of the balance sheet date. The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income. For all investments in equity securities, if a decline in the fair value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a non-cash charge to earnings. The factors that the Company considers in making these assessments include, but are not limited to, severity and duration of the unrealized loss, market prices, market conditions, the occurrence of ongoing financial difficulties, available financing, new product initiatives and new collaborative agreements.

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2012	2011
Equity securities, initial cost basis	$—	$9,072
Gross unrealized gains	—	138
Gross unrealized losses	—	(46)

Equity securities, fair value(1)	$—	$9,164

(1)	Determination of fair value is classified as Level 1 in the fair value hierarchy based on the use of quoted prices in active markets (see section entitled “Fair Value of Financial Instruments” that follows herein).

During the year ended December 31, 2012, the Company sold all of its investments in equity securities, comprising 370,692 shares of preferred stock (including 138,157 shares of preferred stock redeemed by the issuing company) based on a specific identification of the shares sold. The sales resulted in net proceeds of approximately $9.4 million and the recognition of a gain on sale of approximately $171,000, which is included in other income in the accompanying consolidated and combined statements of operations.

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through December 31, 2012, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized to general and administrative expense ratably over the requisite service period for awards that include only service vesting conditions and utilizing a graded vesting method (an accelerated vesting method in which the majority of compensation expense is recognized in earlier periods) for awards that include one or more market vesting conditions, adjusted for anticipated forfeitures.

Mortgage Loan Receivables:

Mortgage loan receivable consists of loans originated by the Company. Mortgage loan receivables are recorded at stated principal amounts net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgage loan receivables are amortized or accreted over the life of the related loan receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs and amortizes them as an adjustment of the loan’s yield over the term of the related loan. The Company evaluates the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded receivable to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the value of the underlying collateral if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis.

Purchase Accounting:

The Company, with the assistance of independent valuation specialists, records the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. Tangible assets (building and land) are recorded based upon the Company’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered include an estimate of carrying costs during the expected lease-up periods taking into account current market conditions and costs to execute similar leases. The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, site improvements and leasing costs are based upon current market replacement costs and other relevant market rate information. Additionally, the purchase price of the applicable property is recorded to the above- or below-market value of in-place leases, the value of in-place leases and above- or below-market value of debt assumed, as applicable.

The value recorded to the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term, and (2) the Company’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts recorded to above-market leases are included in lease intangible assets, net in the Company’s accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts recorded to below-market lease values are included in lease intangible liabilities, net in the Company’s accompanying consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below-market fixed price renewal options of the acquired leases with each property.

The value recorded to above- or below-market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts recorded to above- or below-market debt are included in mortgage payables, net in the Company’s accompanying consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

Tenant receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowance is charged to bad debt expense, which is included in other operating expenses on the accompanying consolidated and combined statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At December 31, 2012 and 2011, the Company had $719,000 and $631,000, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the years ended December 31, 2012 and 2011 and for the periods from April 28, 2010 to December 31, 2010 and January 1, 2010 to April 27, 2010, $690,000, $800,000, $348,000 and $16,000, respectively, of receivables were charged to bad debt expense.

Non-controlling Interests

Non-controlling interest represents the portion of equity that the Company does not own in those entities it consolidates, including OP units not held by the Company. In conjunction with the Formation Transactions, interests in four properties were contributed in exchange for 641,062 OP units. In March 2011, 764,343 OP units were issued in connection with the acquisition of the Edwards Theatres property (see Note 3). In October 2012, 411,184 OP units were issued in connection with the acquisition of the West Broad Village property (see Note 3).

During the year ended December 31, 2012, a total of 571,570 OP units related to the Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of 509,694 shares of common stock and cash payments totaling $1.9 million. The OP units were redeemed for common stock (or the cash equivalent) on a one-to-one basis, with additional common stock and cash consideration provided as a result of the accompanying additional redemption obligation that guaranteed consideration equal to $14.00 per OP unit on the date of redemption (see Note 3). At December 31, 2012, 192,773 OP units related to the Edwards Theatres acquisition remained outstanding.

OP units not held by the Company are reflected as non-controlling interests in the Company’s consolidated and combined financial statements. The OP units not held by the Company may be redeemed by the holder for cash. The Company, at its option, may satisfy the redemption obligation with common stock on a one-for-one basis, which has been further evaluated to determine that permanent equity classification on the balance sheet is appropriate.

Concentration of Risk:

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the periods, the Company and ETP had deposits in excess of the FDIC insurance limit.

In the years ended December 31, 2012 and 2011 and in the period from April 28, 2010 to December 31, 2010, no tenant accounted for more than 10% of the Company’s revenues. In the period from January 1, 2010 to April 27, 2010, one tenant accounted for 29.1% of the Predecessor’s revenues.

At December 31, 2012 and 2011, the Company’s gross real estate assets in the states of Arizona, California and Virginia represented approximately 16.6%, 16.5% and 14.6% of the Company’s total assets, respectively. For the year ended December 31, 2012, the Company’s revenues derived from properties located in the states of California, Arizona, Texas and Alabama represented approximately 24.7%, 22.1%, 10.5% and 10.2% of the Company’s total revenues, respectively.

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

Although the Company has determined that the majority of the inputs used to value its derivatives classified as cash flow hedges fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its valuations related to derivatives classified as cash flow hedges in their entirety are classified in Level 2 of the fair value hierarchy (see Note 18).

Changes in the fair value of financial instruments (other than derivative instruments for which an effective hedging relationship exists and available-for-sale securities) are recorded as a charge against earnings in the consolidated and combined statements of operations in the period in which they occur. The Company estimates the fair value of financial instruments at least quarterly based on current facts and circumstances, projected cash flows, quoted market prices, and other criteria (primarily utilizing Level 3 inputs). The Company may also utilize the services of independent third-party valuation experts to estimate the fair value of financial instruments, as necessary.

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

Recent Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendment to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amended Accounting Standards Codification Topic 820, Fair Value Measurement. The objective of this guidance is to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The guidance further explains how to measure fair value, but does not require additional fair value measurements. ASU 2011-04 is to be applied prospectively for fiscal years and interim periods within those years beginning after December 15, 2011. The Company’s adoption of this guidance effective January 1, 2012 resulted in additional disclosures in the notes to the Company’s consolidated and combined financial statements, but did not have a material quantitative effect.

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

In January 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The Company does not expect the adoption of ASU 2013-02 on January 1, 2013 to have a material impact on its consolidated financial position or results of operations.

3. Acquisitions

The Company completed twelve acquisitions (primarily in the Retail property operating segment) in the year ended December 31, 2012, which were acquired for cash unless specified below (in thousands):

Consolidated Property	Date Acquired	Location	Debt Assumed
Promenade Corporate Center	January 23, 2012	Scottsdale, AZ	$—
EastChase Market Center	February 17, 2012	Montgomery, AL	—
Lake Pleasant Pavilion	May 16, 2012	Peoria, AZ	28,250
Chimney Rock	August 30, 2012	Odessa, TX	—
Pavilion Crossing	October 1, 2012	Brandon, FL	—
Dellagio(2)	October 19, 2012	Orlando, FL	—
Lake Burden Shoppes(1)	October 19, 2012	Orlando, FL	—
Meadow Ridge Plaza(1)	October 19, 2012	Orlando, FL	—
Shoppes of Belmere(1)	October 19, 2012	Orlando, FL	—
West Broad Village(1)	October 19, 2012	Richmond, VA	50,000

Unconsolidated Property	Date Acquired	Location	Debt Assumed
La Costa Town Center(2)	February 29, 2012	Carlsbad, CA	—
The Fountains at Bay Hill(1)	October 19, 2012	Orlando, FL	11,985

The following provides a summary of the recorded purchase price for the 2012 acquisitions (dollars in thousands).

Consolidated Property	Building	Land	Above-Market Lease	Below-Market Lease	In-Place Lease	Debt (Premium)/ Discount	Other	Purchase Price
Promenade Corporate Center(3)	$44,465	$4,477	$781	$(749)	$3,279	$—	$—	$52,253
EastChase Market Center	19,567	4,215	360	(1,296)	1,804	—	—	24,650
Lake Pleasant Pavilion	28,127	9,958	2,857	(184)	2,412	(1,420)	—	41,750
Chimney Rock(4)	14,089	7,368	—	(2,291)	2,532	—	2,106	23,804
Pavilion Crossing	9,268	3,729	153	(1,344)	1,490	—	—	13,296
Dellagio(5)	20,501	16,610	1,264	(2,536)	4,265	—	—	40,104
Lake Burden Shoppes(5)	4,020	3,981	—	(79)	601	—	—	8,523
Meadow Ridge Plaza(5)	4,853	3,970	355	(251)	802	—	—	9,729
Shoppes of Belmere(5)	5,122	4,701	166	(1,160)	864	—	—	9,693
West Broad Village(5)(6)	138,575	24,339	2,375	(6,434)	10,049	—	2,398	171,302

Total	$288,587	$83,348	$8,311	$(16,324)	$28,098	$(1,420)	$4,504	$395,104

Remaining useful life(7)			76	169	105	65

UnConsolidated Property	Building	Land	Above-Market Lease	Below-Market Lease	In-Place Lease	Debt (Premium)/ Discount	Other	Purchase Price
La Costa Town Center(2)	$15,054	$8,383	$86	$(2,069)	$2,046	$—	$—	$23,500
The Fountains at Bay Hill(5) (8)	9,029	9,905	249	(1,030)	1,653	—	—	19,806

Total	$24,083	$18,288	$335	$(3,099)	$3,699	$—	$—	$43,306

Remaining useful life(7)			34	106	55

(1)

On October 19, 2012, the Company completed the acquisition of a portfolio of five retail shopping centers and a 50% tenant-in-common interest in a sixth retail shopping center (an unconsolidated property, The Fountains at Bay Hill), which are located in Florida and Virginia. The purchase price of $259.2 million includes $192.1 million in cash paid, the assumption of $62.0 million in mortgage notes (including $12.0 million at The Fountains at Bay Hill) and the issuance of 411,184 OP units with a fair value of approximately $5.1 million based on a closing price of $12.36 per share of common stock on the date of acquisition.

Five of the shopping centers are located in Orange County, Florida and comprise a total of approximately 319,000 square feet of gross leasable area (“GLA”) (the shopping center in which the Company has a 50% tenant-in-common interest comprises approximately 104,000 square feet of GLA). The sixth retail shopping center is located in Richmond, Virginia and comprises approximately 386,000 square feet of retail and commercial GLA, with an additional 339 apartment units on the upper levels of the shopping center. The Company has an agreement to purchase the remaining 50% tenant-in-common interest in the Florida shopping center if certain approvals are obtained. The Company’s proportionate share of the assets purchased and liabilities and debt assumed with the acquisition of The Fountains at Bay Hill property are reflected on the accompanying consolidated balance sheets as an investment in unconsolidated entities (for more details, see Note 14).

In connection with the acquisition of one of the Florida properties, the Company entered into a put option whereby it may resell the property to the former owner after a period of five years for a price equal to the original purchase price. The Company has estimated the asset to have a value of approximately $363,000 based on the fair value of the put option as of the date of acquisition. In addition, the Company has entered into a call option related to the acquisition of another Florida property whereby the former owner may purchase approximately 13,000 square feet of GLA currently utilized as its headquarters during a three-year period. The Company will account for the underlying lease as a direct finance lease and will continue to reflect the corresponding premises as leased and occupied until such time as the call option is exercised by the former owner. In connection with the acquisition, the value associated with the acquired building has been recorded net of the estimated fair value of the call option of $4.3 million.

(2)	In September 2012, the La Costa Town Center property was contributed in exchange for proceeds of approximately $21.2 million to a newly-formed entity, GEM LLC, in which the Company holds a 20% ownership interest (see Note 14). The Company accounts for its remaining equity ownership in the property in a manner similar to the equity method of accounting, which is reflected in the accompanying consolidated balance sheets as an investment in unconsolidated entities.
(3)	The purchase price of $52.3 million reflects $13.9 million in cash paid and the issuance of 3,230,769 shares of common stock with a fair value of approximately $39.1 million based on a closing price of $12.11 per share on the date of acquisition. The purchase price noted above is net of master lease agreements between the Company and the seller in the amount of $772,000 (included in other assets on the accompanying consolidated balance sheets) based on the estimated fair value of funds expected to be received from escrow in connection with the acquisition. Payments under the master lease agreements commence upon the expiration of two existing leases in June 2012 and February 2013 (with terms through May 2013 and January 2015, respectively) unless the related spaces are re-leased with base rents equaling or exceeding the master lease payments. In addition, the seller has agreed to reimburse the Company for any expenditures resulting from tenant improvements or leasing commissions related to the spaces to the extent that funds remain available pertaining to the master lease agreements. See Note 18 for a discussion of changes in the fair value of this asset after the initial acquisition.
(4)	The purchase price of $23.8 million noted above includes a long-term asset recognized at acquisition with a valuation of approximately $3.0 million (included in other assets) and a long-term liability with a preliminary valuation of approximately $906,000 (included in accounts payable and other liabilities). The long-term asset and the long-term liability reflect the estimated fair value of funds expected to be received pursuant to an economic development agreement executed between the previous owner of the property and the City of Odessa and the portion of such funds that is owed to a third party. As a result of the agreement, the Company is eligible to receive a refund of up to $5.1 million in municipal sales taxes generated by retail sales at the property over a period of up to 15 years. Both the long-term asset and the long-term liability will be accreted to their respective gross balances of $5.1 million and $1.0 million, respectively, over periods of 14 years and three years, respectively.

(5)	As of December 31, 2012, the purchase price allocation related to the acquisition of these properties is preliminary and the final purchase price allocation will be determined pending the receipt of information necessary to complete the valuation of assets and liabilities, which may result in a change from the initial estimates.
(6)	Amount indicated as other for the West Broad Village acquisition includes approximately $2.4 million of furniture, fixtures and equipment associated with 339 apartment units on the property.
(7)	Weighted-average remaining useful life (months) for recorded intangible assets and liabilities as of the date of acquisition.
(8)	Amount of assets acquired and liabilities assumed for The Fountains at Bay Hill property reflect the Company’s 50% tenant-in-common interest in the property. These balances, as well as the Company’s $12.0 million proportionate share of the outstanding indebtedness at the property, are reflected as investment in unconsolidated entities on the accompanying consolidated balance sheets.

The Company completed six acquisitions in the year ended December 31, 2011, which were acquired for cash unless specified below (in thousands):

Property	Date Acquired	Location	Debt Assumed
Edwards Theatres	March 11, 2011	San Marcos, CA	$12,418
Rite Aid(1)	March 22, 2011	Vestavia Hills, AL	1,452
Gilroy Crossing	April 5, 2011	Gilroy, CA	48,009
The Promenade	July 11, 2011	Scottsdale, AZ	52,150
Anthem Highlands	December 1, 2011	Las Vegas, NV	—
The Crossings of Spring Hill	December 19, 2011	Spring Hill, TN	—

The following provides a summary of the recorded purchase price for the 2011 acquisitions (dollars in thousands).

	Building	Land	Above-Market Lease	Below-Market Lease	In-Place Lease	Debt (Premium)/ Discount	Purchase Price
Edwards Theatres(1)	$13,600	$10,283	$—	$(405)	$3,109	$(437)	$26,150
Rite Aid(2)	1,474	550	—	—	347	—	2,371
Gilroy Crossing	39,890	22,520	620	(3,038)	8,442	—	68,434
The Promenade	47,202	51,024	4,500	(3,879)	11,178	—	110,025
Anthem Highlands	9,819	5,929	1,028	(186)	910	—	17,500
The Crossings of Spring Hill	23,196	5,103	106	(1,039)	3,634	—	31,000

Total	$135,181	$95,409	$6,254	$(8,547)	$27,620	$(437)	$255,480

Remaining useful life(3)			67	96	70	35

(1)	In addition to the cash consideration paid in connection with the acquisition, 764,343 OP units were issued with a fair value of $11.82 per unit at the time of issuance. These OP units are redeemable for cash or, at the Company’s election, for shares of the Company’s common stock. If the redemption takes place during the period from March 2012 through March 2013 and the price of shares of the Company’s common stock is less than $14.00 per share at the date of redemption, the Company must issue additional shares or cash for the difference. The Company originally recorded a liability of approximately $4.2 million within accounts payable and other liabilities on the accompanying consolidated balance sheets to reflect the estimated fair value of this redemption provision (see Note 18 for a discussion of changes in the fair value of this liability and OP unit redemptions occurring after the initial acquisition).
(2)	Rite Aid is an outparcel to Vestavia Hills City Center and not considered to be a separate property. A gain of $937,000 was recognized on the acquisition of this property, which represented the difference between the fair value at the date of closing and the price paid.
(3)	Weighted-average remaining useful life (months) for recorded intangible assets and liabilities as of the date of acquisition.

The Company completed 19 acquisitions in the year ended December 31, 2010, which were acquired for cash unless specified below (in thousands):

Property	Date Acquired	Location	Debt Assumed
500 South Hulen	May 12, 2010	Fort Worth, TX	$14,200
Jewel-Osco	May 14, 2010	Morris, IL	—
Walgreens (North Corbin)	May 24, 2010	Corbin, KY	—
Walgreens (South Corbin)	May 24, 2010	Corbin, KY	—
Walgreens (Barbourville)	May 24, 2010	Barbourville, KY	—
Shop’n Save	May 28, 2010	Ballwin, MO	—
Walgreens (Beckley)	June 17, 2010	Beckley, WV	—
Lowe’s	June 22, 2010	Shippensburg, PA	14,300
Plaza at Rockwall	June 29, 2010	Rockwall, TX	—
Merchant Central	June 30, 2010	Milledgeville, GA	4,700
Mariner’s Point	July 20, 2010	St. Mary’s, GA	3,500
Grant Creek Town Center	August 27, 2010	Missoula, MT	16,200
Vestavia Hill City Center	August 30, 2010	Vestavia Hills, AL	—
Brandywine Crossing	October 1, 2010	Brandywine, MD	—
Rosewick Crossing	October 1, 2010	La Plata, MD	—
Shops at Foxwood	October 19, 2010	Ocala, FL	—
Walgreens (Princeton)	October 28, 2010	Princeton, WV	—
Northside Plaza	November 15, 2010	Dothan, AL	—
Park West Place	December 14, 2010	Stockton, CA	—

The following provides a summary of the recorded purchase price for the 2010 acquisitions (dollars in thousands).

	Building	Land	Above Market Lease	Below Market Lease	In-Place Lease	Debt (Premium)/ Discount	Purchase Price
Plaza at Rockwall	$21,247	$14,941	$78	$(2,306)	$6,791	$—	$40,751
Vestavia Hills City Center	18,955	7,806	1,346	(635)	5,917	—	33,389
Brandywine Crossing	18,621	20,047	752	(518)	5,532	—	44,434
Park West Place	37,991	41,287	4,102	(978)	10,098	—	92,500
Other Property Acquisitions	88,064	54,220	1,811	(2,666)	19,043	1,167	161,639

Total	$184,878	$138,301	$8,089	$(7,103)	$47,381	$1,167	$372,713

Remaining useful life(1)			86	122	105	76

(1)	Weighted-average remaining useful life (months) for recorded intangible assets and liabilities as of the date of acquisition.

The Company recorded revenues and net income for the year ended December 31, 2012 of $15.7 million and $1.3 million, respectively, related to the 2012 acquisitions. The Company recorded revenues and net income for the year ended December 31, 2011 of $13.1 million and $158,000 respectively, related to the 2011 acquisitions. The Company recorded revenues and a net loss for the period from April 28, 2010 to December 31, 2010 of $10.9 million and $434,000 respectively, related to the 2010 acquisitions (excluding the six properties acquired in 2010 and subsequently sold in June 2011, which are reflected in discontinued operations in the accompanying consolidated and combined statements of operations — see Note 13).

The following unaudited pro forma information for the years ended December 31, 2012 and 2011 has been prepared to reflect the incremental effect of the properties acquired in 2012 and 2011 as if such acquisitions had occurred on January 1, 2010 (in thousands).

	Years Ended December 31,
	2012	2011	2010
Revenues	$106,053	$104,249	$103,466
Net income(1)	2,512	5,337	3,122

(1)

The pro forma results for the years ended December 31, 2012 and 2011 were adjusted to exclude non-recurring acquisition costs relating to the 2012 and 2011 acquisitions of approximately $919,000 and $805,000, respectively. The pro forma results for the year ended December 31, 2010 were adjusted to include non-recurring acquisition costs of approximately $1.7 million related to the 2012 and the 2011 acquisitions. A portion of the 2012 acquisitions were funded by proceeds from the Series B preferred stock offering and a portion of the 2011 acquisitions were funded by proceeds from the Series A preferred stock offering (discussed in Note 12 below). However, pro forma net income for the years ended December 31, 2012 and 2011 is not adjusted for this funding as the assumed Series A and Series B preferred stock quarterly dividends of approximately $875,000 and $1.9 million, respectively, are not included in the determination of net income (this funding is included only as a reduction of net income (loss) attributable to the common stockholders).

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
In-place leases, net of accumulated amortization of $20.7 million and $11.8 million as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 82 and 83 months as of December 31, 2012 and 2011, respectively)	$50,666	$44,356

Above-market leases, net of accumulated amortization of $5.2 million and $2.6 million as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 70 and 75 months as of December 31, 2012 and 2011, respectively)	15,888	11,056

Leasing commissions, net of accumulated amortization of $4.9 million and $2.8 million as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 111 and 113 months as of December 31, 2012 and 2011, respectively)	19,092	13,144

	$85,646	$68,556

Estimated amortization of lease intangible assets as of December 31, 2012 and for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2013	$19,463
2014	14,691
2015	10,572
2016	7,782
2017	6,798
Thereafter	26,340

Total	$85,646

Amortization expense recorded on the lease intangible assets for the years ended December 31, 2012 and 2011 and for the periods from April 28, 2010 to December 31, 2010 and January 1, 2010 to April 27, 2010 was $19.8 million, $14.2 million, $3.3 million and $152,000, respectively. Included in these amounts are $3.4 million, $2.0 million, $353,000 and $17,000, respectively, of amortization recorded against rental revenue in the Company and ETP’s combined statements of operations for above-market leases.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Below-market leases, net of accumulated amortization of $5.0 million and $2.5 million as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 134 and 106 months as of December 31, 2012 and 2011, respectively)	$26,455	$13,843

Amortization recorded on the lease intangible liabilities for the years ended December 31, 2012 and 2011 and for the periods from April 28, 2010 to December 31, 2010 and January 1, 2010 to April 27, 2010 was $3.4 million, $1.9 million, $495,000 and $38,000, respectively. These amounts were recorded to rental revenue in the Company and ETP’s combined statements of operations.

Estimated amortization of lease intangible liabilities as of December 31, 2012 and for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2013	$3,353
2014	3,037
2015	2,563
2016	2,222
2017	2,109
Thereafter	13,171

Total	$26,455

6. Variable Interest Entities

Consolidated Variable Interest Entities

Included within the consolidated and combined financial statements is the 50% owned joint venture with AB Dothan, LLC, that is deemed a VIE, and for which the Company is the primary beneficiary as it has the power to direct activities that most significantly impact the economic performance of the VIE. The joint venture’s activities principally consist of owning and operating a neighborhood retail center with 171,670 square feet of gross leasable area located in Dothan, Alabama.

As of December 31, 2012 and 2011, total carrying amount of assets was approximately $15.9 million and $16.5 million, respectively, which includes approximately $13.6 million and $14.0 million, respectively, of real estate assets. As of December 31, 2012 and 2011, the total carrying amount of liabilities was approximately $14.3 million and $14.6 million, respectively.

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

7. Mortgage Loan and Note Receivable

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

In connection with the loan, the Company entered into a purchase and sale agreement to acquire this property upon completion of development, at the Company’s election. In June 2012, the Company executed an amendment whereby the closing date for the potential acquisition was extended through December 31, 2012. On October 1, 2012, the Company completed the acquisition of the retail shopping center with 68,000 square feet of GLA in Brandon, Florida for a purchase price of approximately $13.1 million.

In June 2012, the Company extended a note receivable in the amount of $750,000 to a third party. The note receivable bears interest at 10.0% per annum, with the principal and accrued interest due upon maturity in June 2014. The loan is recourse to the borrower. The balance is included in other assets on the accompanying consolidated balance sheets.

8. Mortgages Payable, net

Mortgages payable at December 31, 2012 and December 31, 2011 consist of the following (in thousands):

	Carrying Amount of Mortgage Notes
Property Pledged as Collateral	December 31, 2012	December 31, 2011	Contractual Interest Rate	Effective Interest Rate	Monthly Payment(1)	Maturity Date
Red Rock Commons(2)	$13,800	$—	2.45%	2.45%	$28	2013
West Broad Village	50,000	—	2.75%	2.75%	115	2013
Five Forks Place	4,882	5,067	5.50%	5.50%	39	2013
Grant Creek Town Center	15,342	15,694	5.75%	5.75%	105	2013
Park West Place(3)	55,800	55,800	2.50%	3.66%	116	2013
Excel Centre	12,284	12,532	6.08%	6.08%	85	2014
Merchant Central	4,468	4,560	5.94%	6.75%	30	2014
Edwards Theatres	11,859	12,174	6.74%	5.50%	95	2014
Gilroy Crossing	46,646	47,409	5.01%	5.01%	263	2014
The Promenade	49,703	51,359	4.80%	4.80%	344	2015
5000 South Hulen	13,655	13,876	5.60%	6.90%	83	2017
Lake Pleasant Pavilion	28,176	—	6.09%	5.00%	143	2017
Rite Aid – Vestavia Hills	1,184	1,341	7.25%	7.25%	21	2018
Lowe’s, Shippensburg	13,511	13,840	7.20%	7.20%	110	2031
Northside Mall(4)	12,000	12,000	0.14%	1.14%	1	2035

	$333,310	$245,652
Less: discount(5)	625	(691)

Mortgage notes payable, net	$333,935	$244,961

(1)	Amount represents the monthly payment of principal and interest at December 31, 2012.
(2)	The maturity date for the Red Rock Commons construction loan may be extended for each of two one-year extension periods through March 2015 at the Company’s option and upon the satisfaction of conditions precedent and the payment of an extension fee. The construction loan bears interest at the rate of LIBOR plus a margin of 220 basis points to 300 basis points, depending on the Company’s leverage ratio (variable interest rate of 2.45% at December 31, 2012).
(3)	The loan was amended in July 2012 and now bears interest at a rate of LIBOR plus 2.25% (variable interest rate of 2.50% at December 31, 2012). In December 2010, the Company entered into interest rate swap contracts, which fix LIBOR at an average of 1.41% for the term of the loan. The maturity date may be extended for an additional one-year period through December 2014 at the Company’s option and upon the satisfaction of conditions precedent and the payment of an extension fee.
(4)	The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.14% at December 31, 2012). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $110,000 at December 31, 2012 will be amortized as additional interest expense through November 2035.
(5)	Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the years ended December 31, 2012, 2011 and 2010 was $243,000, $411,000 and $106,000, respectively (interest cost capitalized for the year ended December 31, 2010 related to the Predecessor).

The Company’s mortgage debt maturities as of December 31, 2012 and during the next five years is as follows (in thousands):

Year Ending December 31,	Amount
2013	$144,190
2014	76,749
2015	47,381
2016	1,341
2017	39,990
Thereafter	23,659

$333,310

9. Notes Payable

On July 20, 2012, the Company entered into an amended and restated credit agreement, which provided an increase in borrowings available under its unsecured revolving credit facility to $250.0 million, decreased the fees pertaining to the unused capacity depending on utilization of the borrowing capacity, decreased the applicable interest rate and extended the maturity date. The Company has the ability from time to time to increase the size of the unsecured revolving credit facility by up to an additional $200.0 million for a total borrowing capacity of $450.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is July 19, 2016 and may be extended for one additional year at the Company’s option. The Company, among other things, is subject to covenants requiring the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt and (2) minimum fixed coverage ratios. At December 31, 2012, the Company believes that it was in compliance with all the covenants in the credit agreement.

The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on the Company’s leverage ratio. The Company also pays a fee of 0.25% or 0.35% for any unused portion of the unsecured revolving credit facility, depending on the Company’s utilization of the borrowing capacity. Borrowings from the unsecured revolving credit facility were $75.0 million at December 31, 2012 at a weighted-average interest rate of 1.87%. The Company issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on the Company’s consolidated balance sheets. At December 31, 2012, there was approximately $162.9 million available for borrowing under the unsecured revolving credit facility.

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

The calculation of diluted earnings per share for the year ended December 31, 2012 does not include 701,396 shares of unvested restricted common stock, 72,944 shares of contingently issuable common stock (Note 3), or 1,231,496 OP units as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. The calculation of diluted earnings per share for the year ended December 31, 2011 does not include 1,018,220 shares of unvested restricted common stock, 206,121 shares of contingently issuable common stock (Note 3), or 1,260,913 OP units as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. The calculation of diluted earnings per share for the period from April 28, 2010 to December 31, 2010 does not include 153,131 shares of unvested restricted common stock or 641,062 OP units as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. In addition, 3,333,400 common shares issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Stock were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the years ended December 31, 2012 and 2011.

Computations of basic and diluted earnings per share for the years ended December 31, 2012 and 2011 and for the period from April 28, 2010 to December 31, 2010 were as follows (in thousands, except share data):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from April 28, 2010 to December 31, 2010
Basic earnings per share:
Income (loss) from continuing operations	$1,845	$(4,500)	$(4,955)
Preferred dividends	(10,353)	(3,228)	—
Allocation to participating securities	(456)	(628)	(31)
Loss from continuing operations attributable to non-controlling interests	18	166	189

Loss from continuing operations attributable to the common stockholders	$(8,946)	$(8,190)	$(4,797)

Net (loss) income attributable to the common stockholders	$(8,490)	$(2,780)	$(3,725)
Allocation to participating securities	(456)	(628)	(31)

Net (loss) income applicable to the common stockholders	$(8,946)	$(3,408)	$(3,756)

Weighted-average common shares outstanding:
Basic and diluted	34,680,877	22,464,703	15,510,200

Basic and diluted earnings per share:
Loss from continuing operations per share attributable to the common stockholders	$(0.26)	$(0.36)	$(0.31)
Income from discontinued operations per share attributable to the common stockholders	—	0.21	0.07

Net loss per share attributable to the common stockholders	$(0.26)	$(0.15)	$(0.24)

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

During the years ended December 31, 2012 and 2011, the Company did not record any amounts in earnings attributable to hedge ineffectiveness. During the next twelve months, the Company estimates that an additional $620,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of December 31, 2012, the Company had the following outstanding interest rate swaps and other derivatives instruments (in thousands):

	Fair Value(1)		Current Notional Amount	Strike Rate	Expiration Date
Type of Derivative Instrument	December 31, 2012	December 31, 2011
Interest rate swaps(2)	$620	$965	$55,800	1.34% to 1.48%	December 2013
Other derivative instrument(3)	274	3,050			March 2013

Total derivative instruments	$894	$4,015

(1)	Fair value of derivative instruments does not include any related accrued interest payable to the counterparty.
(2)	The interest rate swaps are classified within accounts payable and other liabilities on the accompanying consolidated balance sheets.
(3)	The Company’s purchase agreement executed in connection with the acquisition of the Edwards Theatres property in March 2011 contained a provision determined to be an embedded derivative instrument. The embedded derivative provides a guaranteed fair value for the OP units provided to the sellers of the property if redeemed for shares of the Company’s common stock or cash, at the Company’s election, prior to March 2013. The fair value of the embedded derivative at each period is calculated through the use of a Monte Carlo valuation model based on the historical volatility and closing price of the Company’s common stock and a risk-free interest rate (see Note 18 for discussion of changes in the fair value of this derivative). The embedded derivative is classified within accounts payable and other liabilities in the accompanying consolidated balance sheets.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the consolidated and combined statements of operations for the years ended December 31, 2012, 2011 and the period from April 28, 2010 to December 31, 2010 (in thousands):

	Years or Period Ended December 31,
	2012	2011	2010
Amount of unrealized gain (loss) recognized in OCI (effective portion):
Interest rate swaps	$(305)	$(1,221)	$(415)
Other derivatives	—	—	—

Total	$(305)	$(1,221)	$(415)

Amount of gain (loss) reclassified from accumulated OCI into income (effective portion):
Interest rate swaps (interest expense)	$(649)	$(645)	$(26)
Other derivatives	—	—	—

Total	$(649)	$(645)	$(26)

Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Interest rate swaps (other income/expense)	$—	$—	$—
Other derivatives (changes in fair value of financial instruments and gain on OP unit redemption)	1,530	1,154	—

Total	$1,530	$1,154	$—

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

If the Company had breached any of these provisions at December 31, 2012, it could have been required to settle its obligations under the agreements at their termination value. As of December 31, 2012, the termination value defined as the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was a liability of approximately $672,000. As of December 31, 2012, the Company has not posted any collateral related to these agreements.

Although the Company’s derivative contracts are subject to a master netting arrangement, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

12. Equity

The Company has issued restricted stock awards to senior executives, directors and employees totaling 1,100,042 shares of common stock (net of forfeitures of 3,000 shares), which are included in the total shares of common stock outstanding as of December 31, 2012.

As of December 31, 2012, the Company had outstanding 2,000,000 shares of 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (“Series A preferred stock”), with a liquidation preference of $25.00 per share. The Company pays cumulative dividends on the Series A preferred stock when, as and if declared by the Company’s board of directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series A preferred stock is $1.75, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances.

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

On January 31, 2012, the Company completed the issuance of 3,680,000 shares of 8.125% Series B Cumulative Redeemable Preferred Stock (“Series B preferred stock”), with a liquidation preference of $25.00 per share, including the exercise of an overallotment option of 480,000 shares. The Company pays cumulative dividends on the Series B preferred stock, when, as and if declared by the Company’s board of directors, at a rate of 8.125% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series B preferred stock is $2.03125, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series B preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. At any time on and after January 31, 2017, the Company may, at its option, redeem the Series B preferred stock, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. In addition, upon the occurrence of a change of control, the Company or a successor may, at its option, redeem the Series B preferred stock, in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. Net proceeds from this offering were approximately $88.7 million. The Company used the net proceeds of this offering to repay the outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes.

In 2011, the Company’s board of directors authorized a stock repurchase program under which the Company may acquire up to $30.0 million of its common stock in open market and negotiated purchases with no expiration date. In the year ended December 31, 2011, the Company repurchased 674,866 shares of its common stock for an aggregate cost of approximately $6.7 million (including transaction costs) at a weighted average purchase price of $9.99 per share. The shares were subsequently retired by the Company. The Company did not repurchase any shares of its common stock in the year ended December 31, 2012.

On March 9, 2012, the Company entered into equity distribution agreements (the “2012 Equity Distribution Agreements”) with four sales agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through, at its discretion, any of the sales agents. The sales of common stock made under the 2012 Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). During the year ended December 31, 2012 the Company completed the issuance of 1,082,051 shares pursuant to the 2012 Equity Distribution Agreements, resulting in net proceeds of approximately $12.6 million at an average stock issuance price of $11.92 per share. The Company used the net proceeds to repay outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes. Subsequent to December 31, 2012, the Company issued 1,967,528 shares, resulting in net proceeds of approximately $24.3 million at an average stock issuance price of $12.58 per share.

On October 30, 2012, the Company completed the issuance of 9,775,000 shares of common stock, including the exercise of an overallotment option of 1,275,000 shares, resulting in net proceeds of approximately $113.1 million, after deducting the underwriters’ discount and commissions and offering expenses. A portion of the net proceeds from this offering were used to repay the outstanding indebtedness under the Company’s unsecured revolving credit facility and for other general corporate and working capital purposes.

Consolidated net income is reported in the Company’s consolidated and combined financial statements at amounts that include the amounts attributable to both the common stockholders and the non-controlling interests. In conjunction with the Formation Transactions, interests in four properties were contributed in exchange for 641,062 OP units. In March 2011, the Company issued an additional 764,343 OP units in connection with the acquisition of the Edwards Theatres property. During the year ended December 31, 2012, a total of 571,570 OP units related to the Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of an additional 509,694 shares of common stock and cash payments totaling approximately $1.9 million to former unitholders (see Note 18 for further discussion). In October 2012, the Company issued an additional 411,184 OP units in connection with the acquisition of the West Broad Village property.

The following table shows the vested ownership interests in the Operating Partnership as of December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	44,204,287	97.3%	29,271,593	95.4%
Non-controlling interest consisting of:
OP Units	1,245,019	2.7%	1,405,405	4.6%

Total	45,449,306	100.0%	30,676,998	100.0%

A charge/credit is recorded each period in the consolidated and combined statements of income for the non-controlling interests’ proportionate share of the Company’s net income/(loss). Ownership interests held by the Company do not include unvested restricted stock.

On December 31, 2012, the Company accrued for a dividend of $7.3 million payable to the common stockholders of record, a dividend of $2.3 million payable to the preferred stockholders of record and a distribution of $189,000 payable to the holders of OP units of record as of December 31, 2012, each of which was paid in January 2013.

2010 Equity Incentive Award Plan

The Company has established the 2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (the “2010 Plan”), pursuant to which the Company’s board of directors or a committee of its independent directors may make grants of stock options, restricted stock, stock appreciation rights and other stock-based awards to its non-employee directors, employees and consultants. The maximum number of shares of the Company’s common stock that may be issued pursuant to the 2010 Plan is 1,350,000 (of which 249,958 shares of common stock remain available for issuance as of December 31, 2012).

The following shares of restricted common stock were issued during the year ended December 31, 2012:

Grant Data	Price at Grant Date	Number	Vesting Period (yrs.)
During the three months ended March 31, 2012(1)	$12.42	5,000	4
During the three months ended June 30, 2012(2)	$11.99	13,356	1

(1)	Shares issued to certain of the Company’s employees. These shares vest over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in equal quarterly installments thereafter.
(2)	Shares issued to members of the Company’s board of directors. These shares vest in equal monthly installments.

Shares of the Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Company’s restricted common stock have full voting rights and rights to dividends upon grant. During the years ended December 31, 2012 and 2011 and for the period from April 28, 2010 to December 31, 2010, the Company recognized compensation expense of $3.2 million, $4.5 million and $357,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures. Stock compensation expense is included in general and administrative in the Company’s accompanying consolidated and combined statements of operations.

As of December 31, 2012 and 2011, there was $3.4 million and $6.4 million, respectively, of total unrecognized compensation expense related to the non-vested shares of the Company’s restricted common stock. As of December 31, 2012, this expense was expected to be recognized over a remaining period of 2.0 years.

	Number of Nonvested Shares of Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — January 1, 2012	1,018,220	$10.69
Grants	18,356	$12.11
Forfeitures	—	$—
Vested	(335,180)	$10.70

Balance — December 31, 2012	701,396	$10.02

Expected to vest — December 31, 2012	701,396	$10.02

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount of their eligible compensation as determined by the Internal Revenue Service. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to 3.0% of eligible compensation and 50% of employee deferrals for the next 2.0% of eligible compensation, is fully vested and funded as of December 31, 2012. Costs related to the matching portion for the years ended December 31, 2012 and 2011 and for the period from April 28, 2010 to December 31, 2010 were approximately $119,000, $90,000 and $33,000, respectively. The Company did not provide matching contributions to employees for its 401(k) retirement plan prior to the Offering.

13. Discontinued Operations

On June 30, 2011, the Company sold the following properties as a portfolio, which were a part of the Retail Properties segment (see Note 19):

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

The following table summarizes the revenue and expense components that comprise income from discontinued operations (in thousands):

	Years Ended December 31,		For the period from April 28, 2010 to December 31, 2010
	2012	2011
Total revenues	$—	$1,459	$1,607
Total expenses	—	436	525

Income before non-controlling interest and gain on sale of real estate assets	—	1,023	1,082
Gain on sale of real estate assets	—	3,976	—
Non-controlling interest in discontinued operations	—	(217)	(41)

Income from discontinued operations available to the common stockholders	$—	$4,782	$1,041

14. Investment in Unconsolidated Entities

On September 7, 2012, the Company contributed the La Costa Town Center property to a limited liability company (the “La Costa LLC”) with GEM Realty Capital, Inc. (“GEM”) in which the Company and GEM hold 20% and 80% ownership interests, respectively. The Company received approximately $21.2 million in exchange for the 80% ownership interest acquired by GEM. The Company’s remaining interest is reflected in the accompanying balance sheets at the Company’s historical cost basis as an investment in a profit-sharing arrangement. The contribution was not considered a sale of real estate due to terms in the La Costa LLC formation documents that could require the Company’s continuing participation in the future under certain circumstances. La Costa LLC does not qualify as a variable interest entity, or VIE, and consolidation is not required as the Company does not control the operations of the property. The majority owner will bear the majority of any losses incurred. The Company will receive 20% of the cash flow distributions and may receive a greater portion of cash distributions in the future based upon the performance of the property and the availability of cash for distribution. In addition, the Company receives fees from its role as the day-to-day property manager and for any development services that it provides. The Company’s interest in the income or losses of the underlying venture is reflected in a manner similar to the equity method of accounting.

On October 19, 2012, the Company acquired a 50% tenant-in-common ownership interest in a property (“Bay Hill”) for a purchase price of approximately $19.8 million as a part of a larger acquisition. The remaining 50% undivided interest in the Bay Hill property is held by MDC Fountains, LLC (“MDC”). The Bay Hill property does not qualify as a VIE and consolidation is not required as the Company does not control the operations of the property. The Company will receive 50% of the cash flow distributions and recognize 50% of the results of operations. In addition, the Company receives fees from its role as the day-to-day property manager. The Company’s 50% ownership interest is reflected in the accompanying balance sheets as an investment in unconsolidated entities and the Company’s interest in the income or losses of the property is recorded based on the equity method of accounting.

General information on the La Costa LLC and Bay Hill properties as of December 31, 2012 was as follows:

Unconsolidated Investment	Partner	Ownership Interest	Formation/ Acquisition Date	Property
La Costa LLC(1)	GEM	20%	September 7, 2012	La Costa Town Center
Bay Hill(2)	MDC	50%	October 19, 2012	The Fountains at Bay Hill

(1)

At December 31, 2012, La Costa, LLC, had real estate assets of $23.4 million, total assets of $26.3 million, mortgages payable of $14.1 million and total liabilities of $16.0 million. For the year ended December 31, 2012, total revenues were $0.8 million, total expenses were $2.1 million and the net loss was $1.3 million.

The mortgage note was assumed with the contribution of the property. The mortgage note bears interest at the rate of LIBOR plus a margin of 575 basis points (6.0% at December 31, 2012). The mortgage note has a maturity date of October 1, 2014, which may be extended for three additional one-year periods at the LLC’s election and upon the satisfaction of certain conditions (including the payment of an extension fee upon the exercise of the 2nd and 3rd renewal options, execution of an interest rate cap and the establishment of certain reserve accounts). The GEM LLC has also entered into an interest rate cap related to the mortgage note, which limits LIBOR to a maximum of 3.0% and expires on October 1, 2014.
(2)

At December 31, 2012, there were $23.9 million in outstanding borrowings on the mortgage note assumed with the acquisition of the property. The mortgage note bears interest at the rate of LIBOR plus a margin of 325 basis points (3.5% at December 31, 2012). The mortgage note has a maturity date of April 2, 2015, which may be extended for two additional one-year periods at the borrower’s election and upon the satisfaction of certain conditions.

The Company acts as the day-to-day property manager for the La Costa Town Center and Bay Hill properties and is entitled to receive fees for providing construction and development services, which are reflected in other income in the consolidated and combined statements of income.

15. Related Party Transactions

Prior to the Offering, Excel Realty Holdings, LLC, a company wholly-owned by Mr. Sabin (“ERH”), managed operations of ETP under various management agreements. Fees paid to ERH for property management services were $43,000 from January 1, 2010 to April 27, 2010.

Subsequent to the Offering, many of the employees of ERH became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. For the years ended December 31, 2012 and 2011,and for the period from April 28, 2010 to December 31, 2010, approximately $313,000, $261,000 and $118,000, respectively, was reimbursed to the Company from ERH and included in other income in the consolidated and combined statements of operations.

16. Income Taxes

The Company has elected to be taxed as a REIT under the Code. To continue to qualify as a REIT, the Company must meet a number of organizational and operational requirements, including the requirement that it distribute currently at least 90% of its REIT taxable income to its stockholders. It is the Company’s intention to comply with these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal, state or local income taxes on income it distributes currently (in accordance with the Code and applicable regulations) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, properties and operations and to federal income and excise taxes on its taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder. The income tax treatment for dividends was as follows:

	December 31, 2012		December 31, 2011		December 31, 2010
	Per Share	Percentage of Total	Per Share	Percentage of Total	Per Share	Percentage of Total
Common stock:
Ordinary income	$0.4260	65.8%	$0.3544	68.9%	$0.1306	100%
Capital gain	—	—	—	—	—	—
Return of capital	0.2215	34.2%	0.1600	31.1%	—	—

Total	$0.6475	100.0%	$0.5144	100.0%	$0.1306	100%

	December 31, 2012		December 31, 2011		December 31, 2010
	Per Share	Percentage of Total	Per Share	Percentage of Total	Per Share	Percentage of Total
Series A preferred stock:
Ordinary income	$1.7500	100.0%	$1.2493	100.0%	$—	—
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—

Total	$1.7500	100.0%	$1.2493	100.0%	$—	—

	December 31, 2012		December 31, 2011		December 31, 2010
	Per Share	Percentage of Total	Per Share	Percentage of Total	Per Share	Percentage of Total
Series B preferred stock:
Ordinary income	$1.4388	100.0%	$—	—	$—	—
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—

Total	$1.4388	100.0%	$—	—	$—	—

The common and preferred stock dividend distributions made to holders of record as of December 31, 2012 and paid in 2013 were considered 2013 dividend distributions for federal income tax purposes.

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

17. Commitments and Contingencies

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

Property Acquisitions:

On January 24, 2013, the Company completed the acquisition of Tracy Pavilion, a retail shopping center with approximately 162,000 square feet of gross leasable area located in Tracy, California for a contractual purchase price, excluding closing costs, of approximately $32.0 million utilizing funds from the unsecured revolving credit facility.

Other:

The Company’s other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In management’s opinion, these matters are not expected to have a material adverse effect on its consolidated balance sheets, results of operations or cash flows. In addition, the Company expects to incur construction costs relating to development projects on portions of existing operating properties (including the Company’s proportionate share of costs related to the redevelopment of the unconsolidated La Costa Town Center property).

18. Fair Value of Financial Instruments

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

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Balance at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations(1)	$992	$—	$—	$992

Liabilities:
Interest rate swaps (see Note 11)	$(620)	$—	$(620)	$—
Contingent consideration related to business combinations(2)	(1,787)	$—	—	(1,787)
Derivative instrument related to business combinations (see Note 11)(3)	(274)	—	—	(274)

Total	$(2,681)	$—	$(620)	$(2,061)

	Balance at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Investment in equity securities (see Note 2)	$9,164	$9,164	$—	$—

Liabilities:
Interest rate swaps (see Note 11)	$(965)	$—	$(965)	$—
Contingent consideration related to business combinations(2)	(1,613)	—	—	(1,613)
Derivative instrument related to business combinations (see Note 11)(3)	(3,050)	—	—	(3,050)

Total	$(5,628)	$—	$(965)	$(4,663)

(1)	Amount reflects the fair value of funds expected to be received pursuant to master lease agreements executed in connection with the Promenade Corporate Center acquisition. The Company has estimated the fair value of the asset based on its expectations of the probability of leasing or releasing spaces within the term of the master lease agreements and corresponding estimates for time required to lease, lease rates and funds required for tenant improvements and lease commissions. This amount has been included in other assets in the accompanying consolidated balance sheets, with subsequent changes in the fair value of the asset recorded as a gain (loss) in earnings in the period in which the change occurs.
(2)	Additional consideration was due to the prior owners of two properties acquired in 2010 based on their ability to lease-up vacant space or sell a land parcel through a defined period following the acquisition date. Additional consideration in the amount of $391,000 relating to one of the two properties was paid in 2011. The remaining contingent consideration included in the balance of accounts payable and other liabilities in the accompanying consolidated balance sheet at December 31, 2011 represents approximately $1.6 million in earn-outs paid to a prior owner in January 2012. Additional consideration may be due to the prior owners of two properties purchased in 2012 contingent upon their ability to lease-up vacant space at those properties during 2013. The balance of $1.8 million at December 31, 2012 represents the Company’s best estimate of the fair value of funds expected to be paid to the former owners.
(3)

Amount reflects the fair value of a provision within a purchase agreement that provides a guaranteed redemption value for OP units provided to the sellers of a property acquired in March 2011 (see Note 3 for additional details). The Company has estimated the fair value of the embedded derivative instrument using a Monte Carlo valuation model based on the historical volatility and closing price of the Company’s common stock and a risk-free interest rate. This amount is included in accounts payable and other liabilities in the accompanying consolidated balance sheets, with changes in the fair value of the embedded derivative recorded as gain (loss) on changes in fair value of financial instruments and gain on OP unit redemption in the consolidated and combined statements of operations.

During the year ended December 31, 2012, 571,570 OP units were tendered to the Company for redemption, resulting in the issuance of 509,694 shares of common stock and cash payments totaling approximately $1.9 million. The Company has recognized the acquisition of non-controlling interests based on the fair value of shares issuable in connection with the one-for-one redemption right available to all holders of OP units. The Company recognized gains of approximately $536,000 in the year ended December 31, 2012 as a result of the excess of the fair value of the guarantee over the fair value of the consideration required to settle. In total, the Company recognized an increase in additional paid-in capital and common stock, par value, of approximately $6.1 million for the year ended December 31, 2012. The Company also recognized an additional gain of $994,000 in the year ended December 31, 2012 as a result of updated valuations of the remaining provision.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2012 (in thousands):

	Other Assets Related to Business Combinations(1)	Contingent Consideration Related to Business Combinations(2)	Derivative Instruments Related to Business Combinations(3)
Beginning balance, January 1, 2012	$—	$(1,613)	$(3,050)
Total gains:
Included in earnings	281	—	1,530
Purchases, issuances, or settlements	711	(174)	1,246

Ending balance, December 31, 2012	$992	$(1,787)	$(274)

(1)

The change of $992,000 for other assets related to business combinations during the year ended December 31, 2012 is comprised of (a) an increase in the master lease asset of $281,000 due to changes in the Company’s initial estimates of the fair value of funds expected to be received from escrow that was included in earnings (b) an increase due to the recognition of an original master lease asset of $772,000 related to the acquisition of the Promenade Corporate Center property and (c) a decrease in the master lease asset due to payments received in the amount of $61,000.
(2)	The change of $174,000 for contingent consideration related to business combinations (liability) is comprised of (a) a decrease in the liability balance due to the payment of approximately $1.6 million in earn-outs in January 2012 and (b) an increase from the recognition of contingent consideration due to former owners of two properties purchased in 2012 in the amount of approximately $1.8 million based on the Company’s best estimate of the fair value of funds expected to be paid as of December 31, 2012.
(3)	The change of $2.8 million for derivative instruments related to business combinations during the year ended December 31, 2012 is comprised of changes to the redemption provision related to OP units issued in connection with the 2011 Edwards Theatres acquisition due to (a) a gain of $1.5 million included in earnings related to changes in the fair value of the redemption obligation and (b) a decrease of $1.2 million due to the redemption of corresponding OP units.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2011 (in thousands):

	Contingent Consideration Related to Business Combinations(1)	Derivative Instruments Related to Business Combinations(2)
Beginning balance, January 1, 2011	$(2,438)	$—
Total gains:
Included in earnings	434	1,154
Purchases, issuances, or settlements	391	(4,204)

Ending balance, December 31, 2011	$(1,613)	$(3,050)

(1)	The change of $825,000 for contingent consideration related to business combinations during the year ended December 31, 2011 is due to (a) the payment of additional consideration in the amount of $391,000 to the former owners of a property purchased in 2010 and (b) a gain of $434,000 recognized as a change in the fair value of contingent consideration due to changes in the Company’s initial estimates of the fair value of contingent consideration as a result of a fewer number of executed leases or purchase agreements.
(2)	The change of $3.1 million for derivative instruments related to business combinations during the year ended December 31, 2011 is comprised of (a) the recognition of a liability in the amount of $4.2 million in connection with the purchase of the Edwards Theatres property in March 2011 and (b) a cumulative gain of $1.2 million included in earnings related to the change in the fair value of the derivative liability for the cumulative period since the recognition of the liability in March 2011.

There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to any of the three levels of the fair value hierarchy during the years ended December 31, 2012, 2011 and 2010.

The following table provides quantitative disclosure about significant unobservable inputs related to financial assets and liabilities measured on a recurring basis (Level 3 of the fair value hierarchy) as of December 31, 2012:

	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other assets related to business combinations(1)	$992	Cash flow	Tenant improvement allowance Lease commission TI construction period	$30.00/sf - $35.00/sf 6.0% 5 months
Contingent consideration related to business combinations(2)	$(1,787)	Cash flow	Tenant improvement costs Lease rate	$35.00-$45.00/sf $10.00-$24.00/sf
Derivative instrument related to business combinations(3)	$(274)	Monte Carlo	Share volatility Expected term Risk free rate	21.0% 0.2 years 0.05%

(1)	The significant unobservable inputs used in the fair value measurement of the master lease agreement asset are any estimated tenant improvement allowances, leasing commissions and the construction periods associated with projected new leasing. Significant increases (decreases) in any of these inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, a change in the assumption used for market lease rates is accompanied by a directionally similar change in the assumption used for tenant improvement allowances and/or leasing commissions.
(2)	The significant unobservable inputs used in the fair value measurement of the contingent consideration are any estimated tenant improvement allowances, leasing commissions and lease rates. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for market lease rates is accompanied by a directionally similar change in the assumption used for tenant improvement allowances and/or leasing commissions.
(3)	The significant unobservable inputs used in the fair value measurement of the redemption provision are share volatility, risk-free rate and expected term. Significant increases (decreases) in any of these inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, a change in the assumption used for the share volatility is reflective of changes in the underlying fair value of the Company’s common stock and those of peer companies utilized in the analysis (Level 1 of the fair value hierarchy), which could significantly affect the estimated fair value of the underlying derivative instrument.

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

The fair values of certain additional financial assets and liabilities at December 31, 2012 and 2011 (fair value measurements categorized as Level 3 of the fair value hierarchy) are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Note receivable (Other Assets)	$750	$750	$—	$—
Mortgage loan receivable	—	—	2,000	2,000
Financial liabilities:
Mortgage notes payable	333,935	341,288	244,961	248,597
Notes payable	75,000	74,862	21,000	20,661

19. Segment Disclosure

The Company’s reportable segments consist of the three types of commercial real estate properties for which management internally evaluates operating performance and financial results: Office Properties, Multi-family Properties (new in 2012) and Retail Properties. The Company was formed for the primary purpose of owning and operating Retail Properties. As such, administrative costs after the Offering are shown under the Retail Properties segment. The Retail Properties operating segment also includes undeveloped land which the Company intends to develop into retail properties.

The Company evaluates the performance of the operating segments based upon property operating income. “Property Operating Income” is defined as operating revenues (rental revenue and tenant recoveries) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses). The Company also evaluates interest expense, interest income and depreciation and amortization by segment. Corporate general and administrative expense, interest expense related to corporate indebtedness and other non-recurring gains or losses are reflected within the Retail Properties operating segment as this constitutes the Company’s primary business objective and represents the majority of its operations. There is no intersegment activity.

The following table reconciles the Company and ETP’s segment activity to their combined results of operations for the years ended December 31, 2012 and 2011 and for the periods from January 1, 2010 to April 27, 2010 and April 28, 2010 to December 31, 2010 (in thousands).

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period from April 28, 2010 to December 31, 2010	For the Period from January 1, 2010 to April 27, 2010
Office Properties:
Total revenues	$8,522	$3,180	$2,349	$1,021
Property operating expenses	(3,253)	(712)	(437)	(212)

Property operating income, as defined	5,269	2,468	1,912	809
General and administrative costs	(102)	(1)	—	(5)
Depreciation and amortization	(3,748)	(957)	(687)	(326)
Interest expense	(791)	(803)	(545)	(269)
Interest income	—	—	—	—
Changes in fair value of contingent consideration	281	—	—	—

Income from continuing operations	909	707	680	209
Income from discontinued operations	—	—	—	—

Net income	$909	$707	$680	$209

Multi-family Properties:
Total revenues	$1,074	$—	$—	$—
Property operating expenses	(233)	—	—	—

Property operating income, as defined	841	—	—	—
General and administrative costs	(135)	—	—	—
Depreciation and amortization	(766)	—	—	—

Loss from continuing operations	(60)	—	—	—
Income from discontinued operations	—	—	—	—

Net loss	$(60)	$—	$—	$—

Retail Properties:
Total revenues	$77,548	$52,047	$11,962	$547
Property operating expenses	(17,122)	(12,701)	(2,909)	(167)

Property operating income, as defined	60,426	39,346	9,053	380
General and administrative costs	(13,541)	(12,772)	(7,095)	(3)
Depreciation and amortization	(31,507)	(22,333)	(5,590)	(216)
Interest expense	(15,765)	(12,378)	(3,147)	(214)
Interest income	173	297	166	—
Loss from equity in unconsolidated entities	(320)	—	—	—
Gain on acquisition of real estate and sale of land parcel	—	1,479	978	—
Changes in fair value of financial instruments and gain on OP unit redemption	1,530	1,154	—	—

Income (loss) from continuing operations	996	(5,207)	(5,635)	(53)
Income from discontinued operations	—	4,999	1,082	—

Net income (loss)	$996	$(208)	$(4,553)	$(53)

Total Reportable Segments:
Total revenues	$87,144	$55,227	$14,311	$1,568
Property operating expenses	(20,608)	(13,413)	(3,346)	(379)

Property operating income, as defined	66,536	41,814	10,965	1,189
General and administrative expenses	(13,778)	(12,773)	(7,095)	(8)
Depreciation and amortization	(36,021)	(23,290)	(6,277)	(542)
Interest expense	(16,556)	(13,181)	(3,692)	(483)
Interest income	173	297	166	—
Loss from equity in unconsolidated entities	(320)	—	—	—
Gain on acquisition of real estate and sale of land parcel	—	1,479	978	—
Changes in fair value of contingent consideration	281	—	—	—
Changes in fair value of financial instruments and gain on OP unit redemption	1,530	1,154	—	—

(Loss) income from continuing operations	1,845	(4,500)	(4,955)	156
Income from discontinued operations	—	4,999	1,082	—

Net income (loss)	$1,845	$499	$(3,873)	$156

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period from April 28, 2010 to December 31, 2010	For the Period from January 1, 2010 to April 27, 2010
Reconciliation to Consolidated and Combined Net Income Attributable to the Common Stockholders and Controlling Interest of the Predecessor:
Total net (loss) income for reportable segments	1,845	499	(3,873)	156
Net (income) loss attributable to non-controlling interests	18	(51)	148	(290)

Net income (loss) attributable to Excel Trust, Inc. and controlling interests of the Predecessor	$1,863	$448	$(3,725)	$(134)

The following table shows the Company’s consolidated total assets by segment at December 31, 2012 and 2011 (in thousands).

	December 31,	December 31,
	2012	2011
Assets:
Office Properties:
Total assets	$70,473	$15,562
Multi-family Properties:
Total assets	72,627	—
Retail Properties:
Total assets	936,154	672,109

Total Reportable Segments and Consolidated Assets:
Total assets	$1,079,254	$687,671

20. Supplemental Financial Information

The following represents the results of operations, expressed in thousands, except per share amounts for each quarter during the years ended December 31, 2012 and 2011. The sum of the quarterly financial data may vary from the annual data due to rounding (unaudited) (in thousands, except per share data):

2012	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$19,780	$20,528	$21,753	$25,082
Changes in fair value of contingent consideration	—	—	121	160
Loss from equity in unconsolidated entities	—	—	(158)	(162)
Changes in fair value of financial instruments and gain on OP unit redemption	462	589	61	418
Net loss attributable to the common stockholders	(1,683)	(2,376)	(2,243)	(2,188)
Net loss per share-basic and diluted	$(0.06)	$(0.08)	$(0.07)	$(0.06)

2011	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$10,479	$12,789	$15,383	$16,576
Gain on acquisition of real estate and sale of land parcel	937	—	—	542
Changes in fair value of financial instruments	—	512	(596)	1,238
Income from discontinued operations	516	4,483	—	—
Net (loss) income attributable to the common stockholders	(632)	1,061	(2,612)	(597)
Loss from continuing operations per share-basic and diluted	(0.07)	(0.20)	(0.09)	(0.03)
Net loss per share-basic and diluted	$(0.04)	$0.06	$(0.09)	$(0.03)

EXCEL TRUST INC. AND

EXCEL TRUST INC. PREDECESSOR

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

		Additions	Deductions	Adjustments
	Balance at Beginning of Year	Charged to Bad Debt Expense	Accounts Receivable Written- off’	Accounts Receivable Assumed	Balance at End of Year
Allowance for bad debts:
Year ended December 31, 2012	$631	$690	$(602)	$—	$719

Year ended December 31, 2011	$605	$800	$(774)	$—	$631

Period from April 28, 2010 to December 31, 2010	$69	$348	$(88)	$276	$605

Period from January 1, 2010 to April 27, 2010	$58	$16	$(5)	$—	$69

EXCEL TRUST INC. AND

EXCEL TRUST INC. PREDECESSOR

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

(Dollars in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Carrying Amount as of the Close of Period
Properties	Encum- brances	Land	Building & Improve- ments	Land	Building & Improve- ments	Land	Building & Improve- ments	TOTAL	Accumlated Depre- ciation	Total Cost Net of Depre- ciation	Year Acquired
West Broad Village(2)	$50,000	$24,339	$138,857	$—	$430	$24,339	$139,287	$163,626	$(646)	$162,980	2012
The Promenade	49,703	51,025	47,202	—	185	51,025	47,387	98,412	(2,648)	95,764	2011
Park West Place	55,800	41,287	37,991	—	729	41,287	38,720	80,007	(3,415)	76,592	2010
Gilroy Crossing	46,646	22,520	39,903	—	39	22,520	39,942	62,462	(2,713)	59,749	2011
Promenade Corporate Center	—	4,477	44,465	—	624	4,477	45,089	49,566	(1,478)	48,088	2012
Plaza at Rockwall(3)	—	14,935	21,247	(553)	10,963	14,382	32,210	46,592	(2,636)	43,956	2010
Brandywine Crossing	—	20,047	18,620	—	602	20,047	19,222	39,269	(1,756)	37,513	2010
Lake Pleasant Pavilion	28,176	9,958	28,127	—	(2)	9,958	28,125	38,083	(563)	37,520	2012
Dellagio(2)	—	16,610	19,964	—	—	16,610	19,964	36,574	(149)	36,425	2012
Vestavia Hills City Center(1)	1,184	8,356	20,429	—	2,037	8,356	22,466	30,822	(1,923)	28,899	2010/2011
The Crossings of Spring Hill	—	5,103	23,196	—	—	5,103	23,196	28,299	(993)	27,306	2011
Red Rock Commons	13,800	10,823	—	—	18,418	10,823	18,418	29,241	(684)	28,557	2007
Edwards Theatres	11,859	10,283	13,600	—	—	10,283	13,600	23,883	(1,105)	22,778	2011
Rosewick Crossing	—	12,024	10,499	—	35	12,024	10,534	22,558	(1,114)	21,444	2010
EastChase Market Center	—	4,215	19,567	—	7	4,215	19,574	23,789	(654)	23,135	2012
Excel Centre	12,284	1,095	10,716	—	7,117	1,095	17,833	18,928	(4,530)	14,398	2004
5000 South Hulen	13,655	2,230	16,514	—	46	2,230	16,560	18,790	(1,634)	17,156	2010
Chimney Rock	—	7,369	14,627	—	176	7,369	14,803	22,172	(174)	21,998	2012
Grant Creek Town Center	15,342	6,805	13,116	—	56	6,805	13,172	19,977	(1,401)	18,576	2010
Lowe’s	13,511	6,774	8,986	—	281	6,774	9,267	16,041	(789)	15,252	2010
Anthem Highlands	—	5,929	9,819	—	—	5,929	9,819	15,748	(399)	15,349	2011
Pavilion Crossing	—	3,729	9,268	—	—	3,729	9,268	12,997	(81)	12,916	2012
Shops at Foxwood	—	4,680	6,889	—	66	4,680	6,955	11,635	(504)	11,131	2010
Northside Plaza	12,000	6,477	893	—	6,765	6,477	7,658	14,135	(509)	13,626	2010
Meadow Ridge Plaza(2)	—	3,969	4,490	—	—	3,969	4,490	8,459	(36)	8,423	2012
Shoppes of Belmere(2)	—	4,701	5,122	—	—	4,701	5,122	9,823	(28)	9,795	2012
Lake Burden Shoppes(2)	—	3,981	4,020	—	—	3,981	4,020	8,001	(22)	7,979	2012
Five Forks Place	4,882	1,796	6,874	—	(109)	1,796	6,765	8,561	(1,744)	6,817	2005
Mariner’s Point	—	1,950	4,220	—	24	1,950	4,244	6,194	(403)	5,791	2010
Newport Town Center	—	1,586	6,571	—	(119)	1,586	6,452	8,038	(1,431)	6,607	2007
Merchant Central	4,468	1,059	4,298	—	(4)	1,059	4,294	5,353	(398)	4,955	2010
Walgreens (North Corbin)	—	710	2,383	—	—	710	2,383	3,093	(205)	2,888	2010

	$333,310	$320,842	$612,473	$(553)	$48,366	$320,289	$660,839	$981,128	$(36,765)	$944,363

(1)	Includes Rite Aid, an outparcel to Vestavia Hills City Center.
(2)	These properties were part of a larger acquisition completed by the Company in October 2012 (see Note 3 of the consolidated and combined financial statements contained elsewhere herein).
(3)	During the year ended December 31, 2011, a land parcel was sold.

The following is a reconciliation of total real estate carrying value and related accumulated depreciation for the years ended December 31:

	2012	2011	2010
Real Estate:
Balance, beginning of period	$602,253	$373,472	$46,350
Dispositions	(23,439)	(35,655)	—
Acquisitions and additions	402,314	264,436	327,122

Balance, end of period	$981,128	$602,253	$373,472

Accumulated Depreciation:
Balance, beginning of period	$(18,294)	$(8,360)	$(4,481)
Dispositions	366	918	—
Acquisitions and additions	(18,837)	(10,852)	(3,879)

Balance, end of period	$(36,765)	$(18,294)	$(8,360)

The Company’s Federal Tax Basis at December 31, 2012 was approximately $1.1 billion.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated and combined financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. We have used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, management concluded that our internal control over financial reporting operated effectively as of December 31, 2012.

Deloitte & Touche LLP, our independent registered public accounting firm, has performed an audit of our internal control over financial reporting as stated in their report, which is included herein.

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

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed with the SEC relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed with the SEC relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed with the SEC relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed with the SEC relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed with the SEC relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed with the SEC relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed with the SEC relating to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

Our consolidated and combined financial statements and notes thereto, together with Report of Independent Registered Public Accounting Firm, are included in Item 8 of this annual report on Form 10-K.

(a) (2) Financial Statement Schedules

Our financial statement schedules are included in Item 8 of this annual report on Form 10-K.

(a) (3) Exhibits

A list of exhibits to this annual report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) See Exhibit Index

(c) Not Applicable

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Excel Trust, Inc. (1)

3.2	Amended and Restated Bylaws of Excel Trust, Inc. (1)

3.3	Articles Supplementary Classifying 7.00% Series A Cumulative Convertible Perpetual Preferred Stock of Excel Trust, Inc. (2)

3.4	Articles Supplementary Classifying 8.125% Series B Cumulative Redeemable Preferred Stock of Excel Trust, Inc. (3)

4.1	Form of Certificate for Common Stock of Excel Trust, Inc. (1)

4.2	Specimen Certificate for 7.00% Series A Cumulative Convertible Perpetual Preferred Stock of Excel Trust, Inc. (2)

4.3	Specimen Certificate for 8.125% Series B Cumulative Redeemable Preferred Stock of Excel Trust, Inc. (3)

10.1	Second Amended and Restated Agreement of Limited Partnership of Excel Trust, L.P. (3)

10.2	Registration Rights Agreement, dated May 4, 2010, by and among Excel Trust, Inc., Excel Trust, L.P. and the persons named therein. (4)

10.3	Registration Rights Agreement, dated as of January 28, 2011, by and among Excel Trust, Inc., Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. (2)

10.4	Contribution Agreement (common stock) between Excel Trust, Inc. and Gary B. Sabin dated as of December 24, 2009. (1)

10.5	Contribution Agreement (common stock) between Excel Trust, Inc. and additional contributors dated as of December 24, 2009. (1)

10.6	Contribution Agreement (operating partnership units) between Excel Trust, L.P. and Gary B. Sabin dated as of December 24, 2009. (1)

10.7	Contribution Agreement (operating partnership units) between Excel Trust, L.P. and James Y. Nakagawa dated as of December 24, 2009. (1)

10.8	Contribution Agreement (operating partnership units) between Excel Trust, L.P. and S. Eric Ottesen dated as of December 24, 2009. (1)

10.9	Contribution Agreement (operating partnership units) between Excel Trust, L.P. and Mark T. Burton dated as of December 24, 2009. (1)

10.10	Form of Contribution Agreement (operating partnership units) between Excel Trust, L.P. and additional contributors dated as of December 24, 2009. (1)

10.11	First Amendment to Contribution Agreement (common stock) between Excel Trust, Inc. and Gary B. Sabin dated as of April 21, 2010. (1)

10.12	First Amendment to Contribution Agreement (common stock) between Excel Trust, Inc. and additional contributor dated as of April 21, 2010. (1)

10.13	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and Gary B. Sabin dated as of April 21, 2010. (1)

10.14	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and James Y. Nakagawa dated as of April 21, 2010. (1)

10.15	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and S. Eric Ottesen dated as of April 21, 2010. (1)

Exhibit Number	Description

10.16	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and Mark T. Burton dated as of April 21, 2010. (1)

10.17	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and additional contributor dated as of April 21, 2010. (1)

10.18	2010 Equity Incentive Award Plan. (5)

10.19	Excel Trust, Inc. and Excel Trust, L.P. Incentive Bonus Plan. (4)

10.20	Form of Restricted Stock Award Agreement under the 2010 Equity Incentive Award Plan (Time-Based Vesting). (6)

10.21	Form of Restricted Stock Award Agreement under the 2010 Equity Incentive Award Plan (Performance-Based Vesting). (6)

10.22	Form of Indemnification Agreement between Excel Trust, Inc. and each of its directors and officers. (1)

10.23	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Gary B. Sabin. (7)

10.24	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Spencer G. Plumb. (7)

10.25	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and James Y. Nakagawa. (7)

10.26	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Mark T. Burton. (7)

10.27	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and S. Eric Ottesen. (7)

10.28	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Gary B. Sabin. (6)

10.29	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and James Y. Nakagawa. (6)

10.30	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and S. Eric Ottesen. (6)

10.31	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Spencer G. Plumb. (6)

10.32	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Mark T. Burton. (6)

10.33	Credit Agreement, dated July 8, 2010, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, Wells Fargo Securities, LLC and KeyBanc Capital Markets, as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Administrative Agent, KeyBank National Association, as Syndication Agent, PNC Capital Markets, LLC and U.S. Bank National Association as Documentation Agents, and certain other lenders party thereto. (8)

10.34	First Amendment to Credit Agreement, dated September 8, 2010, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. (9)

10.35	Second Amendment to Credit Agreement, dated December 3, 2010, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. (9)

10.36	Third Amendment to Credit Agreement, dated June 3, 2011, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. (10)

10.37	Fourth Amendment to Credit Agreement, dated January 23, 2012, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent. (15)

Exhibit Number	Description

10.38	Amended and Restated Credit Agreement, dated July 20, 2012, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, Wells Fargo Securities, LLC and KeyBanc Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Administrative Agent, KeyBank National Association, as Syndication Agent, US Bank, National Association, PNC Bank, National Association and Union Bank, N.A., as Documentation Agents, and certain other lenders party thereto. (16)

10.39	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 6, 2010, between CNLRS Rockwall, L.P. and Excel Trust, L.P. (4)

10.40	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated May 19, 2010, between CNLRS Rockwall, L.P. and Excel Trust, L.P. (4)

10.41	Loan Purchase Agreement dated August 30, 2010 between Propst Vestavia LLC and Excel Vestavia LLC. (Vestavia Hills City Center) (11)

10.42	Release Agreement and Covenant Not to Sue dated August 30, 2010 among AIG Baker Vestavia, L.L.C., AIG/Baker Partnership and Excel Vestavia LLC. (Vestavia Hills City Center) (11)

10.43	Purchase and Sale Agreement and Joint Escrow Instructions dated September 3, 2010 between Faison-Brandywine, LLC and Excel Trust, L.P. (Brandywine Crossing) (12)

10.44	Purchase and Sale Agreement and Joint Escrow Instructions dated September 3, 2010 between Faison-Rosewick, LLC and Excel Trust, L.P. (Rosewick Crossing) (12)

10.45	Purchase and Sale Agreement and Joint Escrow Instructions dated September 23, 2010.(Park West Place) (13)

10.46	Purchase and Sale Agreement and Joint Escrow Instructions between Lakha Properties — Gilroy LLC and Excel Trust, L.P. dated December 9, 2010. (Gilroy Crossing) (14)

10.47	Purchase and Sale Agreement and Joint Escrow Instructions dated March 21, 2011 between Pacific Promenade, LLC and Excel Trust, L.P. (6)

10.48	Purchase and Sale Agreement and Joint Escrow Instructions dated October 25, 2011 between Levine Investments Limited Partnership and Excel Trust, L.P., as amended. (15)

10.49	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, between Della Road Development, LLC and Excel Trust, L.P., dated October 9, 2012. (17)

10.50	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, among Lake Burden/Overstreet 1, LLC, Maguire Shoppes LLC, Maguire Shoppes II, LLC and Excel Trust, L.P., dated May 31, 2012. (17)

10.51	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, among West Broad Village III, LLC, West Broad Village V, LLC and Excel Trust, L.P., dated May 31, 2012. (17)

10.52	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, between Bay Hill Fountains, L.L.C. and Excel Trust, L.P., dated May 31, 2012. (17)

12.1*	Ratio of Earnings to Fixed Charges.

21.1*	List of Subsidiaries of Excel Trust, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
(1)	Incorporated herein by reference to Excel Trust, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-164031), filed with the Securities and Exchange Commission on December 24, 2009.
(2)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2011.
(3)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.
(4)	Incorporated herein by reference to Excel Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 4, 2010.
(5)	Incorporated herein by reference to Excel Trust, Inc.’s Registration Statement on Form S-8 (File No. 333-166267) filed with the Securities and Exchange Commission on April 23, 2010.
(6)	Incorporated herein by reference to Excel Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011.
(7)	Incorporated herein by reference to Excel Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010.
(8)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2010.
(9)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2010.
(10)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011.
(11)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010.
(12)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2010.
(13)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2010.
(14)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2010.
(15)	Incorporated herein by reference to Excel Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2012.
(16)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2012.
(17)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCEL TRUST, INC.

/S/ GARY B. SABIN
Gary B. Sabin
Chief Executive Officer (Principal Executive Officer)

/S/ JAMES Y. NAKAGAWA
James Y. Nakagawa
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY B. SABIN Gary B. Sabin	Chairman of the Board of Directors	February 28, 2013

/S/ SPENCER G. PLUMB Spencer G. Plumb	Director	February 28, 2013

/S/ MARK T. BURTON Mark T. Burton	Director	February 28, 2013

/S/ BRUCE G. BLAKLEY Bruce G. Blakley	Director	February 28, 2013

/S/ BURLAND B. EAST III Burland B. East III	Director	February 28, 2013

/S/ ROBERT E. PARSONS, JR. Robert E. Parsons, Jr.	Director	February 28, 2013

/S/ WARREN R. STALEY Warren R. Staley	Director	February 28, 2013