Form 10-Q
period 2013-03-31
Excel Trust, Inc.
filed 2013-05-02
CIK 1478950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares outstanding as of May 1, 2013 of the registrant’s common stock, $0.01 par value per share: 47,834,385 shares

PART 1 — FINANCIAL INFORMATION

EXCEL TRUST, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I	Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets of Excel Trust, Inc. as of March 31, 2013 (unaudited) and December 31, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Income of Excel Trust, Inc. for the three months ended March 31, 2013 and 2012 (unaudited)	4

	Condensed Consolidated Statements of Equity of Excel Trust, Inc. for the three months ended March 31, 2013 and 2012 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows of Excel Trust, Inc. for the three months ended March 31, 2013 and 2012 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements of Excel Trust, Inc. (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	43

PART II	Other Information	43

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

Signatures		45

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS:

Property:
Land	$326,669	$320,289
Buildings	585,304	564,352
Site improvements	53,503	51,875
Tenant improvements	45,537	42,903
Construction in progress	3,135	1,709
Less accumulated depreciation	(43,125)	(36,765)

Property, net	971,023	944,363
Cash and cash equivalents	6,658	5,596
Restricted cash	6,344	5,657
Tenant receivables, net	3,486	5,376
Lease intangibles, net	80,961	85,646
Deferred rent receivable	6,851	5,983
Other assets	18,497	17,618
Investment in unconsolidated entities	9,021	9,015

Total assets(1)	$1,102,841	$1,079,254

LIABILITIES AND EQUITY:

Liabilities:
Mortgages payable, net	$332,732	$333,935
Notes payable	88,000	75,000
Accounts payable and other liabilities	22,061	25,319
Lease intangibles, net	25,320	26,455
Dividends/distributions payable	10,491	9,773

Total liabilities(2)	478,604	470,482

Commitments and contingencies
Equity:
Stockholders’ equity
Preferred stock, 50,000,000 shares authorized
7.0% Series A cumulative convertible perpetual preferred stock, $50,000,000 liquidation preference ($25.00 per share), 2,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	47,703	47,703
8.125% Series B cumulative redeemable preferred stock, $92,000,000 liquidation preference ($25.00 per share), 3,680,000 issued and outstanding at March 31, 2013 and December 31, 2012	88,720	88,720
Common stock, $.01 par value, 200,000,000 shares authorized; 47,033,085 and 44,905,683 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	468	448
Additional paid-in capital	474,321	459,151
Cumulative deficit	(1,118)	(1,414)

	610,094	594,608
Accumulated other comprehensive loss	(415)	(572)

Total stockholders’ equity	609,679	594,036
Non-controlling interests	14,558	14,736

Total equity	624,237	608,772

Total liabilities and equity	$1,102,841	$1,079,254

(1)

Excel Trust Inc.’s consolidated total assets at March 31, 2013 and December 31, 2012, include $15,811 and $15,871, respectively, of assets of a variable interest entity (“VIE”) that can only be used to settle the liabilities of that VIE.

(2)

The Company’s consolidated total liabilities at March 31, 2013 and December 31, 2012, include $147 and $154 of accounts payable and other liabilities, respectively, that do not have recourse to Excel Trust, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Revenues:
Rental revenue	$22,481	$16,153
Tenant recoveries	4,732	3,267
Other income	316	360

Total revenues	27,529	19,780
Expenses:
Maintenance and repairs	1,715	1,322
Real estate taxes	3,026	2,065
Management fees	234	191
Other operating expenses	1,527	829
General and administrative	3,834	3,502
Depreciation and amortization	12,390	8,279

Total expenses	22,726	16,188

Net operating income	4,803	3,592
Interest expense	(4,798)	(3,674)
Interest income	50	53
Income from equity in unconsolidated entities	39	—
Changes in fair value of financial instruments and gain on OP unit redemption	230	462

Net income	324	433
Net (income) loss attributable to non-controlling interests	(28)	5

Net income available to Excel Trust, Inc.	296	438
Preferred stock dividends	(2,744)	(2,121)

Net loss attributable to the common stockholders	$(2,448)	$(1,683)

Net loss per share attributable to the common stockholders - basic and diluted	$(0.06)	$(0.06)

Weighted-average common shares outstanding - basic and diluted	45,352	31,761

Dividends declared per common share	$0.17	$0.1625

Net income	$324	$433
Other comprehensive income (loss):
Change in unrealized gain on investment in equity securities	—	32
Gain on sale of equity securities (reclassification adjustment)	—	(11)
Change in unrealized loss on interest rate swaps	161	(16)

Comprehensive income	485	438
Comprehensive (income) loss attributable to non-controlling interests	(32)	4

Comprehensive income attributable to Excel Trust, Inc.	$453	$442

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Dollars in thousands)

(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Deficit	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2012	$47,703	$—	30,289,813	$302	$319,875	$(3,277)	$(811)	$363,792	$17,194	$380,986
Net proceeds from sale of preferred stock	—	88,710	—	—	—	—	—	88,710	—	88,710
Issuance of restricted common stock awards	—	—	5,000	—	—	—	—	—	—	—
Redemption of OP units for common stock and cash	—	—	115,919	1	1,369	—	—	1,370	(1,440)	(70)
Issuance of common stock for acquisition	—	—	3,230,769	32	39,076	—	—	39,108	—	39,108
Noncash amortization of share-based compensation	—	—	—	—	785	—	—	785	—	785
Common stock dividends	—	—	—	—	(5,467)	—	—	(5,467)	—	(5,467)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(310)	(310)
Net income	—	—	—	—	—	438	—	438	(5)	433
Preferred stock dividends	—	—	—	—	(2,121)	—	—	(2,121)	—	(2,121)
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	20	20	1	21
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	(16)	(16)	—	(16)
Adjustment for non-controlling interests	—	—	—	—	(456)	—	—	(456)	456	—

Balance at March 31, 2012	$47,703	$88,710	33,641,501	$335	$353,061	$(2,839)	$(807)	$486,163	$15,896	$502,059

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Deficit	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2013	$47,703	$88,720	44,905,683	$448	$459,151	$(1,414)	$(572)	$594,036	$14,736	$608,772
Net proceeds from sale of common stock	—	—	2,063,828	20	25,403	—	—	25,423	—	25,423
Issuance of restricted common stock awards	—	—	41,500	—	—	—	—	—	—	—
Redemption of OP units for common stock and cash	—	—	22,074	—	279	—	—	279	(235)	44
Noncash amortization of share-based compensation	—	—	—	—	562	—	—	562	—	562
Common stock dividends	—	—	—	—	(7,996)	—	—	(7,996)	—	(7,996)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(309)	(309)
Net income	—	—	—	—	—	296	—	296	28	324
Preferred stock dividends	—	—	—	—	(2,744)	—	—	(2,744)	—	(2,744)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	157	157	4	161
Adjustment for non-controlling interests	—	—	—	—	(334)	—	—	(334)	334	—

Balance at March 31, 2013	$47,703	$88,720	47,033,085	$468	$474,321	$(1,118)	$(415)	$609,679	$14,558	$624,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash flows from operating activities:
Net income	$324	$433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,390	8,279
Changes in fair value of financial instruments and gain on OP unit redemption	(230)	(462)
Income from equity in unconsolidated entities	(39)	—
Deferred rent receivable	(877)	(751)
Amortization of above- and below-market leases	40	(227)
Amortization of deferred balances	442	483
Bad debt expense	337	247
Share-based compensation expense	562	785
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	1,565	365
Other assets	(1,020)	(1,074)
Accounts payable and other liabilities	(2,885)	1,100

Net cash provided by operating activities	10,609	9,178

Cash flows from investing activities:
Acquisitions of property	(30,707)	(61,031)
Development of property and property improvements	(4,691)	(3,076)
Investments in unconsolidated entities	(106)	—
Return of capital from unconsolidated entities	139	—
Receipt of master lease payments	162	—
Capitalized leasing costs	(728)	(789)
Proceeds from sale of equity securities	—	1,289
Restricted cash	(687)	(485)

Net cash used in investing activities	(36,618)	(64,092)

Cash flows from financing activities:
Issuance of common stock	25,610	—
Issuance of preferred stock	—	89,102
Preferred stock offering costs	—	(392)
Payments on mortgages payable	(1,234)	(1,066)
Proceeds from mortgages payable	84	—
Payments on notes payable	(24,000)	(40,500)
Proceeds from notes payable	37,000	19,500
Payments of contingent consideration	—	(1,613)
Distribution to non-controlling interests	(290)	(327)
Preferred stock dividends	(2,744)	(875)
Common stock dividends	(7,297)	(4,847)
Deferred financing costs	(58)	(135)

Net cash provided by financing activities	27,071	58,847

Net increase	1,062	3,933
Cash and cash equivalents, beginning of period	5,596	5,292

Cash and cash equivalents, end of period	$6,658	$9,225

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized of $0 and $110	$3,891	$2,945

Non-cash investing and financing activity:
Acquisition of real estate for common shares and OP units	$—	$39,108

Assets received in connection with property acquisitions	$—	$772

Liabilities assumed in connection with property acquisitions	$44	$385

Common stock dividends payable	$7,996	$5,467

Preferred stock dividends payable	$2,287	$2,121

OP unit distributions payable	$208	$209

Accrued additions to operating and development properties	$1,816	$593

Change in unrealized loss on interest rate swaps	$161	$16

OP unit redemptions (common stock)	$279	$—

Reclassification of offering costs	$187	$—

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

Excel Trust, Inc. is the sole general partner of the Operating Partnership and, as of March 31, 2013, owned a 97.4% interest in the Operating Partnership. The remaining 2.6% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units (“OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value, due to their short term maturities.

Restricted Cash:

Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements.

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities are deferred rents in the amount of $4.1 million and $4.4 million at March 31, 2013 and December 31, 2012, respectively.

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

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of cash rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income (net of write-offs for uncollectible amounts) was increased by $877,000 and $751,000 in the three months ended March 31, 2013 and 2012, respectively, due to the straight-line rent adjustment. Percentage rent is recognized after tenant sales have exceeded defined thresholds (if applicable) and was $385,000 and $208,000 for the three months ended March 31, 2013 and 2012, respectively.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed:

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment considers expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense, expected to result from the long-lived asset’s use and eventual disposition. The Company’s evaluation as to whether impairment may exist, including estimates of future anticipated cash flows, are highly subjective and could differ materially from actual results in future periods. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Although the Company’s strategy is to hold its properties over a long-term period, if the strategy changes or market conditions dictate that the sale of properties at an earlier date would be preferable, a property may be classified as held for sale and an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less cost to sell. There was no impairment recorded for the three months ended March 31, 2013 or 2012.

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

Investments that are not consolidated, over which the Company exercises significant influence but does not control, are accounted for under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for the Company’s portion of earnings or losses and for cash contributions and distributions. Under the equity method of accounting, the Company’s investment is reflected in the consolidated balance sheets and its share of net income or loss is included in the consolidated statements of operations and comprehensive income.

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through March 31, 2013, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized to general and administrative expense ratably over the requisite service period for awards that include only service vesting conditions and utilizing a graded vesting method (an accelerated vesting method in which the majority of compensation expense is recognized in earlier periods) for awards that include one or more market vesting conditions, adjusted for anticipated forfeitures.

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

The value recorded to above- or below-market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts recorded to above- or below-market debt are included in mortgage payables, net in the Company’s accompanying condensed consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

Tenant receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowances are charged to bad debt expense which is included in other operating expenses on the accompanying condensed consolidated statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At March 31, 2013 and December 31, 2012, the Company had $877,000 and $719,000, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the three months ended March 31, 2013 and 2012, $337,000 and $247,000, respectively, of receivables were charged to bad debt expense.

Non-controlling Interests:

Non-controlling interests represent the portion of equity that the Company does not own in those entities it consolidates, including OP units not held by the Company. In conjunction with the Company’s formation transactions, interests in four properties were contributed in exchange for 641,062 OP units. The Company issued 764,343 OP units in March 2011 in connection with the acquisition of the Edwards Theatres property. In addition, the Company issued 411,184 OP units in October 2012 in connection with the acquisition of the West Broad Village property.

During the three months ended March 31, 2013, a total of 19,904 OP units related to the Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of 22,074 shares of common stock. The OP units were redeemed for common stock on a one-to-one basis, with additional common stock provided as a result of the accompanying additional redemption obligation that guaranteed consideration equal to $14.00 per OP unit on the date of redemption. The remaining additional redemption obligation of $246,000 associated with the Edwards Theatres acquisition expired on March 11, 2013 and was reclassified and recognized as a gain in changes in fair value of financial instruments and gain on OP unit redemption (net of a loss of $16,000 on the OP unit redemption) on the accompanying condensed consolidated financial statements. At March 31, 2013, 172,869 OP units related to the Edwards Theatres acquisition remained outstanding, which continue to be redeemable for cash or common stock on a one-for-one basis, at the Company’s option, as noted below.

OP units not held by the Company are reflected as non-controlling interests in the Company’s consolidated financial statements. The OP units not held by the Company may be redeemed by the Company at the holder’s option for cash. The Company, at its option, may satisfy the redemption obligation with common stock on a one-for-one basis, which has been further evaluated to determine that permanent equity classification on the balance sheet is appropriate.

Concentration of Risk:

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the periods, the Company had deposits in excess of the FDIC insurance limit.

In the three months ended March 31, 2013 and 2012, no tenant accounted for more than 10% of revenues.

At March 31, 2013, the Company’s gross real estate assets in the states of California, Arizona and Virginia represented approximately 22.1%, 18.3% and 16.1% of the Company’s total assets, respectively. At December 31, 2012, the Company’s gross real estate assets in the states of Arizona, California and Virginia represented approximately 16.6%, 16.5% and 14.6% of the Company’s total assets, respectively. For the three months ended March 31, 2013, the Company’s revenues derived from properties located in the states of California, Arizona, Virginia and Texas represented approximately 20.5%, 19.0%, 11.9% and 11.0% of the Company’s total revenues, respectively. For the three months ended March 31, 2012, the Company’s revenues derived from properties located in the states of California, Arizona, Texas and Alabama represented approximately 29.2%, 21.7%, 10.7% and 10.3% of the Company’s total revenues, respectively.

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

Although the Company has determined that the majority of the inputs used to value its derivatives classified as cash flow hedges fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its valuations related to derivatives classified as cash flow hedges in their entirety are classified in Level 2 of the fair value hierarchy (see Note 17).

Changes in the fair value of financial instruments (other than derivative instruments for which an effective hedging relationship exists and available-for-sale securities) are recorded as a charge against earnings in the consolidated statements of operations in the period in which they occur. The Company estimates the fair value of financial instruments at least quarterly based on current facts and circumstances, projected cash flows, quoted market prices and other criteria (primarily utilizing Level 3 inputs). The Company may also utilize the services of independent third-party valuation experts to estimate the fair value of financial instruments, as necessary.

The Company’s investments in equity securities fall within Level 1 of the fair value hierarchy as the Company utilizes observable market-based inputs, based on the closing trading price of securities as of the balance sheet date, to determine the fair value of the investments.

Derivative Instruments:

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, from time to time the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

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

Revision to Condensed Consolidated Statements of Cash Flows:

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2012, the Company determined that a cash outflow related to a contingent consideration payment in the three months ended March 31, 2012 should have been reflected as a cash outflow from financing activities rather than operating activities within the condensed consolidated statement of cash flows. The Company reviewed the impact of this correction with respect to the prior period condensed consolidated financial statements and determined that the correction was not material. However, the Company has revised the accompanying condensed consolidated statement of cash flows to reflect this correction in the prior period. The effect of the correction to the condensed consolidated statements of cash flows for the three months ended March 31, 2012 is an increase to cash flows provided by operating activities from an original balance of $7.6 million to a corrected balance of $9.2 million and a decrease to cash flows provided by financing activities from an original balance of $60.4 million to a corrected balance of $58.8 million (a total change of approximately $1.6 million). This correction had no effect on previously reported revenues, net loss, assets or equity.

Recent Accounting Pronouncements:

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in this update provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years and interim periods beginning after September 15, 2012. The adoption of ASU 2012-02 on January 1, 2013 did not have a material impact on the Company’s condensed consolidated financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The adoption of ASU 2013-02 on January 1, 2013 did not have a material impact on the Company’s condensed consolidated financial position or results of operations.

3. Acquisitions:

The Company completed the following property acquisition in the three months ended March 31, 2013, which was acquired for cash unless specified below (in thousands):

Property	Date Acquired	Location	Debt Assumed
Tracy Pavilion	January 24, 2013	Tracy, CA	$—

The following summary provides an allocation of purchase price for the above acquisition (in thousands).

	Building	Land	Above-Market Leases	Below-Market Leases	In-Place Leases	Debt (Premium)/Discount	Other	Purchase Price
Tracy Pavilion	$22,611	$6,193	$163	$(1,136)	$2,907	$—	$—	$30,738

Total	$22,611	$6,193	$163	$(1,136)	$2,907	$—	$—	$30,738

Remaining useful life(1)			54	95	62

(1)	Weighted-average remaining useful life (months) for recorded intangible assets and liabilities as of the date of acquisition.

The Company completed the following property acquisitions in the three months ended March 31, 2012, which were acquired for cash unless specified below (in thousands):

Consolidated Property	Date Acquired	Location	Debt Assumed
Promenade Corporate Center	January 23, 2012	Scottsdale, AZ	$—
EastChase Market Center	February 17, 2012	Montgomery, AL	—

Unconsolidated Property	Date Acquired	Location	Debt Assumed
La Costa Town Center	February 29, 2012	La Costa, CA	$—

The following summary provides an allocation of purchase price for the above acquisitions that were completed in the three months ended March 31, 2012, which were acquired for cash unless specified below (in thousands):

Consolidated Property	Building	Land	Above-Market Leases	Below-Market Leases	In-Place Leases	Debt (Premium)/ Discount	Other	Purchase Price
Promenade Corporate Center(1)	$44,465	$4,477	$781	$(749)	$3,279	$—	$—	$52,253
EastChase Market Center	19,567	4,215	360	(1,296)	1,804	—	—	24,650

Total	$64,032	$8,692	$1,141	$(2,045)	$5,083	$—	$—	$76,903

Unconsolidated Property	Building	Land	Above-Market Leases	Below-Market Leases	In-Place Leases	Debt (Premium)/ Discount	Other	Purchase Price
La Costa Town Center(2)	$15,054	$8,383	$86	$(2,069)	$2,046	$—	$—	$23,500

Total	$15,054	$8,383	$86	$(2,069)	$2,046	$—	$—	$23,500

(1)

The purchase price of $52.3 million reflects $13.9 million in cash paid and the issuance of 3,230,769 shares of common stock with a fair value of approximately $39.1 million based on a closing price of $12.11 per share on the date of acquisition. The purchase price noted above is net of master lease agreements between the Company and the seller in the amount of $772,000 (included in other assets on the accompanying condensed consolidated balance sheets) based on the estimated fair value of funds expected to be received from escrow in connection with the acquisition. Payments under the master lease agreements commence upon the expiration of two existing leases in June 2012 and February 2013 (with terms through May 2013 and January 2015, respectively) unless the related spaces are re-leased with base rents equaling or exceeding the master lease payments. In addition, the seller has agreed to reimburse the Company for any expenditures resulting from tenant improvements or leasing commissions related to the spaces to the extent that funds remain available pertaining to the master lease agreements. See Note 17 for a discussion of changes in the fair value of this asset after the initial acquisition.

(2)

This property was originally purchased as a consolidated property. However, in September 2012 the La Costa Town Center property was contributed in exchange for proceeds of approximately $21.2 million to a newly-formed entity in which the Company holds a 20% ownership interest (see Note 13). The Company accounts for its remaining equity ownership in the property in a manner similar to the equity method of accounting, which is reflected in the accompanying condensed consolidated balance sheets as an investment in unconsolidated entities.

The Company recorded revenues and a net loss for the three months ended March 31, 2013 of $549,000 and $2,000, respectively, related to the 2013 acquisition. The Company recorded revenues and net income for the three months ended March 31, 2012 of $1.6 million and $172,000, respectively, related to the 2012 acquisitions.

The following unaudited pro forma information for the three months ended March 31, 2013 and 2012 has been prepared to reflect the incremental effect of the properties acquired in 2013 and 2012 as if such acquisitions had occurred on January 1, 2012 (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues	$27,722	$21,301
Net income(1)	$140	$(150)

(1)

Pro forma results for the three months ended March 31, 2013 were adjusted to exclude non-recurring acquisition costs of approximately $47,000 related to the 2013 acquisition. The pro forma results for the three months ended March 31, 2012 were adjusted to include these costs relating to the 2013 acquisitions. A portion of the 2012 acquisitions were funded by proceeds from the offering of 8.125% Series B Cumulative Redeemable Preferred Stock (“Series B preferred stock”) that closed in January 2012. However, pro forma net income for the three months ended March 31, 2012 is not adjusted for this funding as the assumed Series B preferred stock quarterly dividends of approximately $1.9 million are not included in the determination of net income (included only as a reduction of net income (loss) attributable to the common stockholders).

At March 31, 2013, the allocation of purchase price to tangible and intangible assets for all 2012 and 2013 acquisitions had been completed with the exception of one item pertaining to the Company’s acquisition of the West Broad Village property. In connection with the acquisition of this property, the Company received a credit at closing in the amount of $450,000 (recorded as a liability) representing the estimated amount due to the property’s tenants for prior periods in which the landlord had not yet completed a reconciliation of common area maintenance expenses. The seller has not provided the Company with the information necessary to complete the reconciliations as of March 31, 2013, but the Company expects to receive the necessary information prior to June 30, 2013.

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
In-place leases, net of accumulated amortization of $22.8 million and $20.7 million as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 80 and 82 months as of March 31, 2013 and December 31, 2012, respectively)	$47,486	$50,666

Above-market leases, net of accumulated amortization of $5.8 million and $5.2 million as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 67 and 70 months as of March 31, 2013 and December 31, 2012, respectively)	15,220	15,888

Leasing commissions, net of accumulated amortization of $5.5 million and $4.9 million as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 109 and 111 months as of March 31, 2013 and December 31, 2012, respectively)	18,255	19,092

	$80,961	$85,646

Estimated amortization of lease intangible assets as of March 31, 2013 for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2013 (remaining nine months)	$14,299
2014	14,856
2015	10,632
2016	7,879
2017	6,893
Thereafter	26,402

Total	$80,961

Amortization expense recorded on the lease intangible assets for the three months ended March 31, 2013 and 2012 was $7.3 million and $4.9 million, respectively. Included in these amounts are $1.5 million and $747,000, respectively, of amortization of above-market lease intangible assets recorded against rental revenue.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Below-market leases, net of accumulated amortization of $5.4 million and $5.0 million as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 134 months as of March 31, 2013 and December 31, 2012)	$25,320	$26,455

Amortization recorded on the lease intangible liabilities for the three months ended March 31, 2013 and 2012 was $1.5 million and $974,000, respectively. These amounts were recorded to rental revenue in the Company’s condensed consolidated statements of operations.

Estimated amortization of lease intangible liabilities as of March 31, 2013 for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2013 (remaining nine months)	$2,625
2014	3,130
2015	2,600
2016	2,266
2017	2,143
Thereafter	12,556

Total	$25,320

6. Variable Interest Entities

Consolidated Variable Interest Entities

Included within the condensed consolidated financial statements is the 50% owned joint venture with AB Dothan, LLC, that is deemed a VIE, and for which the Company is the primary beneficiary as it has the power to direct activities that most significantly impact the economic performance of the VIE. The joint venture’s activities principally consist of owning and operating a neighborhood retail center with 171,670 square feet of gross leasable area (“GLA”) located in Dothan, Alabama.

As of March 31, 2013 and December 31, 2012, total carrying amount of assets was approximately $15.8 million and $15.9 million, respectively, which includes approximately $13.6 million of real estate assets at the end of each period. As of March 31, 2013 and December 31, 2012, the total carrying amount of liabilities was approximately $14.3 million.

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

8. Mortgages Payable, net

Mortgages payable at March 31, 2013 and December 31, 2012 consist of the following (in thousands):

	Carrying Amount of Mortgage Notes		Contractual Interest Rate	Effective Interest Rate	Monthly Payment(1)	Maturity Date
Property Pledged as Collateral	March 31, 2013	December 31, 2012
West Broad Village(2)	$50,000	$50,000	2.69%	2.69%	$112	2013
Five Forks Place	4,833	4,882	5.50%	5.50%	39	2013
Grant Creek Town Center	15,247	15,342	5.75%	5.75%	105	2013
Park West Place(3)	55,800	55,800	2.50%	3.66%	120	2013
Red Rock Commons(4)	13,884	13,800	1.86%	1.86%	29	2014
Excel Centre	12,216	12,284	6.08%	6.08%	85	2014
Merchant Central	4,443	4,468	5.94%	6.75%	30	2014
Edwards Theatres	11,774	11,859	6.74%	5.50%	95	2014
Gilroy Crossing	46,439	46,646	5.01%	5.01%	263	2014
The Promenade	49,266	49,703	4.80%	4.80%	344	2015
5000 South Hulen	13,598	13,655	5.60%	6.90%	83	2017
Lake Pleasant Pavilion	28,092	28,176	6.09%	5.00%	143	2017
Rite Aid — Vestavia Hills	1,143	1,184	7.25%	7.25%	21	2018
Lowe’s, Shippensburg	13,425	13,511	7.20%	7.20%	110	2031
Northside Mall(5)	12,000	12,000	0.13%	1.13%	1	2035

	332,160	333,310
Less: premium(6)	572	625

Mortgage notes payable, net	$332,732	$333,935

(1)	Amount represents the monthly payment of principal and interest at March 31, 2013.

(2)	The loan at the West Broad Village property was refinanced and the maturity date extended subsequent to May 1, 2020; see Note 18 for further discussion.

(3)

The loan bears interest at a rate of LIBOR plus 2.25% (variable interest rate of 2.50% at March 31, 2013). In December 2010, the Company entered into interest rate swap contracts, which fix LIBOR at an average of 1.41% for the term of the loan. The maturity date may be extended for an additional one-year period through December 2014 at the Company’s option and upon the satisfaction of conditions precedent and the payment of an extension fee.

(4)

The maturity date for the Red Rock Commons construction loan was extended to March 2014 and may be extended for an additional one-year period through March 2015 at the Company’s option and upon the satisfaction of conditions precedent and the payment of an extension fee. The construction loan bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on the Company’s leverage ratio (variable interest rate of 1.86% at March 31, 2013).

(5)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.13% at March 31, 2013). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $108,000 at March 31, 2013 will be amortized as additional interest expense through November 2035.

(6)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the three months ended March 31, 2013 and 2012 was $0 and $110,000, respectively.

The Company’s mortgage debt maturities at March 31, 2013 for each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2013 (remaining nine months)	$129,156
2014	90,633
2015	47,381
2016	1,341
2017	39,990
Thereafter	23,659

$332,160

9. Notes Payable

On July 20, 2012, the Company entered into an amended and restated credit agreement, which provided an increase in borrowings available under its credit facility to $250.0 million, decreased the fees pertaining to the unused capacity depending on utilization of the borrowing capacity, decreased the applicable interest rate and extended the maturity date. The Company has the ability from time to time to increase the size of the unsecured revolving credit facility by up to an additional $200.0 million for a total borrowing capacity of $450.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is July 19, 2016 and may be extended for one additional year at the Company’s option. The Company, among other things, is subject to covenants requiring the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt and (2) minimum fixed coverage ratios. At March 31, 2013, the Company believes that it was in compliance with all the covenants in the credit agreement.

The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on the Company’s leverage ratio. The Company also pays a fee of 0.25% or 0.35% for any unused portion of the unsecured revolving credit facility, depending on the Company’s utilization of the borrowing capacity. Borrowings from the unsecured revolving credit facility were $88.0 million at March 31, 2013 at a weighted-average interest rate of 1.86%. The Company issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on the Company’s condensed consolidated balance sheets. At March 31, 2013, there was approximately $149.9 million available for borrowing under the unsecured revolving credit facility.

10. Earnings Per Share

Basic earnings (loss) per share is computed by dividing income (loss) applicable to common stockholders by the weighted average shares outstanding, as adjusted for the effect of participating securities. The Company’s unvested restricted share awards are participating securities as they contain non-forfeitable rights to dividends. The impact of unvested restricted share awards on earnings (loss) per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends and the unvested restricted shares’ participation rights in undistributed earnings (losses).

The calculation of diluted earnings per share for the three months ended March 31, 2013 does not include 699,719 shares of unvested restricted common stock or 1,241,259 OP units as the effect of including these equity securities was anti-dilutive to net loss attributable to the common stockholders. The calculation of diluted earnings per share for the three months ended March 31, 2012 does not include 989,920 shares of unvested restricted common stock, 102,118 shares of contingently issuable common stock related to the 2011 Edwards Theatres acquisition, or 1,392,766 OP units as the effect of including these equity securities was anti-dilutive to net loss attributable to the common stockholders. In addition, 3,333,400 common shares issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (“Series A preferred stock”) were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three months ended March 31, 2013 and 2012.

Computations of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (in thousands, except share data) were as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Basic earnings per share:
Net income	$324	$433
Preferred dividends	(2,744)	(2,121)
Allocation to participating securities	(121)	(152)
Loss from operations attributable to non-controlling interests	(28)	5

Net loss applicable to the common stockholders	$(2,569)	$(1,835)

Net loss attributable to the common stockholders	$(2,448)	$(1,683)
Allocation to participating securities	(121)	(152)

Net loss applicable to the common stockholders	$(2,569)	$(1,835)

Weighted-average common shares outstanding:
Basic and diluted	45,352,489	37,761,446

Basic and diluted earnings per share:
Net loss per share attributable to the common stockholders	$(0.06)	$(0.06)

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

During the three months ended March 31, 2013 and 2012, the Company recorded no amounts in earnings attributable to hedge ineffectiveness. During the next twelve months, the Company estimates that an additional $459,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of March 31, 2013, the Company had the following outstanding interest rate swaps and other derivatives instruments (in thousands):

	Fair Value(1)		Current Notional Amount	Strike Rate	Expiration Date
Type of Derivative Instrument	March 31, 2013	December 31, 2012
Interest rate swaps(2)	$459	$620	$55,800	1.34% to 1.48%	December 2013
Other derivative instrument(3)	—	274			March 2013

Total derivative instruments	$459	$894

(1)	Fair value of derivative instruments does not include any related accrued interest payable to the counterparty.

(2)	The interest rate swaps are classified within accounts payable and other liabilities on the accompanying condensed consolidated balance sheets.

(3)

The Company’s purchase agreement executed in connection with the acquisition of the Edwards Theatres property in March 2011 contained a provision determined to be an embedded derivative instrument. The embedded derivative provided a guaranteed fair value for the OP units provided to the sellers of the property if redeemed for shares of the Company’s common stock or cash, at the Company’s election, prior to its expiration in March 2013. The fair value of the embedded derivative at each period was calculated through the use of a Monte Carlo valuation model based on the historical volatility and closing price of the Company’s common stock and a risk-free interest rate (see Note 17 for discussion of changes in the fair value of this derivative). The embedded derivative was classified within accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Amount of unrealized gain (loss) recognized in OCI (effective portion):
Interest rate swaps	$(1)	$(173)
Other derivatives	—	—

Total	$(1)	$(173)

Amount of gain (loss) reclassified from accumulated OCI into income (effective portion):
Interest rate swaps (interest expense)	$(162)	$(157)
Other derivatives	—	—

Total	$(162)	$(157)

Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Interest rate swaps (other income/expense)	$—	$—
Other derivatives (changes in fair value of financial instruments and gain on OP unit redemption)	230	462

Total	$230	$462

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

If the Company had breached any of these provisions at March 31, 2013, it could have been required to settle its obligations under the agreements at their termination value. As of March 31, 2013, the termination value defined as the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was a liability of approximately $515,000. As of March 31, 2013, the Company has not posted any collateral related to these agreements.

Although the Company’s derivative contracts are subject to a master netting arrangement, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

12. Equity

The Company has issued restricted stock awards to senior executives, directors and employees totaling 1,141,542 shares of common stock (net of forfeitures of 3,000 shares), which are included in the total shares of common stock outstanding as of March 31, 2013.

As of March 31, 2013, the Company had outstanding 2,000,000 shares of 7.00% Series A preferred stock, with a liquidation preference of $25.00 per share. The Company pays cumulative dividends on the Series A preferred stock when, as and if declared by the Company’s board of directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series A preferred stock is $1.75, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is convertible, at the holders’ option, at any time and from time to time, into common stock of the Company at an initial conversion rate of 1.6667 shares of common stock per share of Series A preferred stock, which is equivalent to an initial conversion price of $15.00 per share. The conversion price will be subject to customary adjustments in certain circumstances. On or after April 1, 2014, the Company may, at its option, convert some or all of the Series A preferred stock if the closing price of the common stock equals or exceeds 140% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the notice of exercise of conversion is sent and the Company has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the Series A preferred stock.

As of March 31, 2013, the Company had outstanding 3,680,000 shares of 8.125% Series B preferred stock, with a liquidation preference of $25.00 per share. The Company pays cumulative dividends on the Series B preferred stock, when, as and if declared by the Company’s board of directors, at a rate of 8.125% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series B preferred stock is $2.03125, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series B preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. At any time on and after January 31, 2017, the Company may, at its option, redeem the Series B preferred stock, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. In addition, upon the occurrence of a change of control, the Company or a successor may, at its option, redeem the Series B preferred stock, in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.

The Company’s board of directors has authorized a stock repurchase program under which the Company may acquire up to $30.0 million of its common stock in open market and negotiated purchases with no expiration date. As of March 31, 2013, approximately $23.3 million remained available under the stock repurchase program to acquire outstanding shares of the Company’s common stock.

The Company has entered into equity distribution agreements (the “2012 Equity Distribution Agreements”) with four sales agents, under which it can issue and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through, at its discretion, any of the sales agents. The sales of common stock made under the 2012 Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). During the three months ended March 31, 2013 the Company completed the issuance of 2,063,828 shares pursuant to the 2012 Equity Distribution Agreements, resulting in net proceeds of approximately $25.6 million at an average stock issuance price of $12.63 per share. The Company used the net proceeds to repay outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes. Subsequent to March 31, 2013, the Company issued 801,300 shares pursuant to the 2012 Equity Distribution Agreements, resulting in net proceeds of approximately $10.7 million at an average stock issuance price of $13.60 per share.

Consolidated net income is reported in the Company’s consolidated financial statements at amounts that include the amounts attributable to both the common stockholders and the non-controlling interests. In conjunction with the Company’s formation transactions, interests in four properties were contributed in exchange for 641,062 OP units. In March 2011, the Company issued an additional 764,343 OP units in connection with the acquisition of the Edwards Theatres property. During the period from March 2012 to March 2013, a total of 591,474 OP units related to the Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of an additional 531,768 shares of common stock and cash payments totaling approximately $1.9 million to former unitholders (see Note 17 for further discussion). In October 2012, the Company issued an additional 411,184 OP units in connection with the acquisition of the West Broad Village property.

The following table shows the vested ownership interests in the Operating Partnership as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	46,323,239	97.4%	44,204,287	97.3%
Non-controlling interests consisting of:
OP units	1,225,115	2.6%	1,245,019	2.7%

Total	47,548,354	100.0%	45,449,306	100.0%

A charge/credit is recorded each period in the consolidated statements of income for the non-controlling interests’ proportionate share of the Company’s net income (loss). Ownership interests held by the Company do not include unvested restricted stock.

2010 Equity Incentive Award Plan

The Company has established the 2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (the “2010 Plan”), pursuant to which the Company’s board of directors or a committee of its independent directors may make grants of stock options, restricted stock, stock appreciation rights and other stock-based awards to its non-employee directors, employees and consultants. The maximum number of shares of the Company’s common stock that may be issued pursuant to the 2010 Plan is 1,350,000 (of which 208,458 shares of common stock remain available for issuance as of March 31, 2013).

The following shares of restricted common stock were issued during the three months ended March 31, 2013:

Grant Date	Price at Grant Date	Number	Vesting Period (yrs.)
Three months ended March 31, 2013(1)	$13.43	41,500	4

(1)

Shares issued to certain of the Company’s employees. These shares vest over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in equal quarterly installments thereafter.

Shares of the Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Company’s restricted common stock have full voting rights and rights to dividends upon grant. During the three months ended March 31, 2013 and 2012, the Company recognized compensation expense of $562,000 and $785,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures. Stock compensation expense is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations.

As of March 31, 2013 and December 31, 2012, there was approximately $3.4 million of total unrecognized compensation expense related to the non-vested shares of the Company’s restricted common stock. As of March 31, 2013, this expense was expected to be recognized over a weighted-average remaining period of 1.9 years.

	Number of Unvested Shares of Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance - January 1, 2013	701,396	$10.02
Grants	41,500	$13.43
Forfeitures	—	$—
Vested	(33,050)	$12.37

Balance - March 31, 2013	709,846	$10.11

Expected to vest - March 31, 2013	709,846	$10.11

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount of their eligible compensation as determined by the Internal Revenue Service. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to 3.0% of eligible compensation and 50% of employee deferrals for the next 2.0% of eligible compensation, is fully vested and funded as of March 31, 2013. Costs related to the matching portion of the plan were approximately $36,000 and $27,000, respectively, for the three months ended March 31, 2013 and 2012.

13. Investment in Unconsolidated Entities

On September 7, 2012, the Company contributed the La Costa Town Center property to a limited liability company (the “La Costa LLC”) with GEM Realty Capital, Inc. (“GEM”) in which the Company and GEM hold 20% and 80% ownership interests, respectively. The Company received approximately $21.2 million in exchange for the 80% ownership interest acquired by GEM. The Company’s remaining interest is reflected in the accompanying balance sheets at the Company’s historical cost basis as an investment in a profit-sharing arrangement. The contribution was not considered a sale of real estate due to terms in the La Costa LLC formation documents that could require the Company’s continuing participation in the future under certain circumstances. La Costa LLC does not qualify as a variable interest entity (“VIE”) and consolidation is not required as the Company does not control the operations of the property. The majority owner will bear the majority of any losses incurred. The Company will receive 20% of the cash flow distributions and may receive a greater portion of cash distributions in the future based upon the performance of the property and the availability of cash for distribution. In addition, the Company receives fees in its role as the day-to-day property manager and for any development services that it provides. The Company’s interest in the income or losses of the underlying venture is reflected in a manner similar to the equity method of accounting.

On October 19, 2012, the Company acquired a 50% tenant-in-common ownership interest in a property (“Bay Hill”) for a purchase price of approximately $19.8 million as a part of a larger acquisition. The remaining 50% undivided interest in the Bay Hill property is held by MDC Fountains, LLC (“MDC”). The Bay Hill property does not qualify as a VIE and consolidation is not required as the Company does not control the operations of the property. The Company will receive 50% of the cash flow distributions and recognize 50% of the results of operations. In addition, the Company receives fees in its role as the day-to-day property manager. The Company’s 50% ownership interest is reflected in the accompanying balance sheets as an investment in unconsolidated entities and the Company’s interest in the income or losses of the property is recorded based on the equity method of accounting.

General information on the La Costa LLC and Bay Hill properties as of March 31, 2013 was as follows:

Unconsolidated Investment	Partner	Ownership Interest	Formation/ Acquisition Date	Property
La Costa LLC(1)	GEM	20%	September 7, 2012	La Costa Town Center
Bay Hill(2)	MDC	50%	October 19, 2012	The Fountains at Bay Hill

(1)

At March 31, 2013, La Costa, LLC, had real estate assets of $23.5 million, total assets of $25.8 million, mortgages payable of $14.1 million and total liabilities of $14.9 million. For the three months ended March 31, 2013, total revenues were $1.9 million, total expenses were $1.4 million and net income was $186,000. The mortgage note was assumed with the contribution of the property. The mortgage note bears interest at the rate of LIBOR plus a margin of 575 basis points (6.0% at March 31, 2013). The mortgage note has a maturity date of October 1, 2014, which may be extended for three additional one-year periods at the LLC’s election and upon the satisfaction of certain conditions (including the payment of an extension fee upon the exercise of the 2nd and 3rd renewal options, execution of an interest rate cap and the establishment of certain reserve accounts). La Costa LLC has also entered into an interest rate cap related to the mortgage note, which limits LIBOR to a maximum of 3.0% and expires on October 1, 2014.

(2)

At March 31, 2013, there were $23.8 million in outstanding borrowings on the mortgage note assumed with the acquisition of the Bay Hill property. The mortgage note bears interest at the rate of LIBOR plus a margin of 325 basis points (3.5% at March 31, 2013). The mortgage note has a maturity date of April 2, 2015, which may be extended for two additional one-year periods at the borrower’s election and upon the satisfaction of certain conditions.

14. Related Party Transactions

Subsequent to the Offering, many of the employees of Excel Realty Holdings, LLC (“ERH”) became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. In the three months ended March 31, 2013 and 2012, approximately $83,000 and $68,000, respectively, was reimbursed to the Company from ERH and included in other income in the condensed consolidated statements of operations.

15. Income Taxes

The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the taxable year ended December 31, 2010. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including the requirement that it distribute currently at least 90% of its REIT taxable income to its stockholders. It is the Company’s intention to comply with these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate federal, state or local income taxes on income it distributes currently (in accordance with the Code and applicable regulations) to its stockholders. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, properties and operations and to federal income and excise taxes on its taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder and on the taxable income of any of its taxable REIT subsidiaries.

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

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Balance at March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations(1)	$830	$—	$—	$830
Liabilities:
Interest rate swaps (see Note 11)	$(459)	$—	$(459)	$—
Contingent consideration related to business combinations(2)	(1,787)	$—	—	(1,787)

Total	$(2,246)	$—	$(459)	$(1,787)

	Balance at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations(1)	$992	$—	$—	$992
Liabilities:
Interest rate swaps (see Note 11)	$(620)	$—	$(620)	$—
Contingent consideration related to business combinations(2)	(1,787)	$—	—	(1,787)
Derivative instrument related to business combinations (see Note 11)(3)	(274)	—	—	(274)

Total	$(2,681)	$—	$(620)	$(2,061)

(1)

Amount reflects the fair value of funds expected to be received pursuant to master lease agreements executed in connection with the Promenade Corporate Center acquisition. The Company has estimated the fair value of the asset based on its expectations of the probability of leasing or releasing spaces within the term of the master lease agreements and corresponding estimates for time required to lease, lease rates and funds required for tenant improvements and lease commissions. This amount has been included in other assets in the accompanying condensed consolidated balance sheets, with subsequent changes in the fair value of the asset recorded as a gain (loss) in earnings in the period in which the change occurs.

(2)

Additional consideration may be due to the prior owners of two properties purchased in 2012 contingent upon their ability to lease-up vacant space at those properties during 2013. The balance of $1.8 million at December 31, 2012 and March 31, 2013 represents the Company’s best estimate of the fair value of funds expected to be paid to the former owners (the maximum amount of contingent consideration that may be contractually earned by the prior owners is $8.0 million).

(3)

Amount reflects the fair value of a provision within a purchase agreement that provides a guaranteed redemption value for OP units provided to the sellers of a property acquired in March 2011. The Company has estimated the fair value of the embedded derivative instrument using a Monte Carlo valuation model based on the historical volatility and closing price of the Company’s common stock and a risk-free interest rate. This amount is included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets, with changes in the fair value of the embedded derivative recorded as gain (loss) on changes in fair value of financial instruments and gain on OP unit redemption in the condensed consolidated statements of operations. This embedded derivative instrument expired on March 11, 2013.

During the period from March 2012 to March 2013, 591,474 OP units were tendered to the Company for redemption, resulting in the issuance of 531,768 shares of common stock and cash payments totaling approximately $1.9 million. The Company has recognized the acquisition of non-controlling interests based on the fair value of shares issuable in connection with the one-for-one redemption right available to all holders of OP units. The Company recognized a loss of approximately $16,000 and a gain of approximately $174,000 in the three months ended March 31, 2013 and 2012, respectively, as a result of the deficit or excess of the fair value of the guarantee over the fair value of the consideration required to settle. In total, the Company recognized increases in additional paid-in capital and common stock, par value, of approximately $279,000 and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. The Company also recognized additional gains of $246,000 and $288,000 in the three months ended March 31, 2013 and 2012, respectively, as a result of revaluations of the redemption obligation.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2013 (in thousands):

	Other Assets Related to Business Combinations(1)	Contingent Consideration Related to Business Combinations(2)	Derivative Instruments Related to Business Combinations(3)
Beginning balance, January 1, 2013	$992	$(1,787)	$(274)
Total gains:
Included in earnings	—	—	246
Purchases, issuances, or settlements	(162)	—	28

Ending balance, March 31, 2013	$830	$(1,787)	$—

(1)	The change of $162,000 for other assets related to business combinations during the three months ended March 31, 2013 is comprised of payments received on the master lease assets.

(2)

There was no change in the contingent consideration related to business combinations during the three months ended March 31, 2013, with the earn-out periods related to the two applicable acquisitions ending on June 30, 2013 and September 30, 2013, respectively.

(3)

The change of $274,000 for derivative instruments related to business combinations during the three months ended March 31, 2013 is related to changes to the redemption provision for OP units issued in connection with the 2011 Edwards Theatres acquisition as a result of (a) a decrease of $246,000 due to recognition of a gain included in earnings related to changes in the fair value of the redemption obligation and (b) a decrease of $28,000 due to the redemption of corresponding OP units.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2012 (in thousands):

	Other Assets Related to Business Combinations(1)	Contingent Consideration Related to Business Combinations(2)	Derivative Instruments Related to Business Combinations(3)
Beginning balance, January 1, 2012	$—	$(1,613)	$(3,050)
Total gains:
Included in earnings	—	—	462
Purchases, issuances, or settlements	772	1,613	266

Ending balance, March 31, 2012	$772	$—	$(2,322)

(1)

The change of $772,000 for other assets related to business combinations during the three months ended March 31, 2012 is comprised of the recognition of a master lease asset of $772,000 related to the acquisition of the Promenade Corporate Center property (see Note 3).

(2)

The change of $1.6 million for contingent consideration related to business combinations during the three months ended March 31, 2012 is comprised of a decrease in the obligation due to the payment of approximately $1.6 million in earn-outs in January 2012.

(3)

The change of $728,000 for derivative instruments related to business combinations during the three months ended March 31, 2012 is related to changes to the redemption provision for OP units issued in connection with the 2011 Edwards Theatres acquisition as a result of (a) a decrease of $462,000 due to recognition of a gain included in earnings related to changes in the fair value of the redemption obligation and (b) a decrease of $266,000 due to the redemption of corresponding OP units.

There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to any of the three levels of the fair value hierarchy during the three months ended March 31, 2013 and 2012.

The following table provides quantitative disclosure about significant unobservable inputs related to financial assets and liabilities measured on a recurring basis (Level 3 of the fair value hierarchy) as of March 31, 2013:

	Fair Value at March 31, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other assets related to business combinations(1)	$830	Cash flow	Tenant improvement allowance Lease commission TI construction period	$ $	12.00/sf - 35.00/sf 6.0 2-5 months	%
Contingent consideration related to business combinations(2)	$(1,787)	Cash flow	Tenant improvement allowance Lease commission TI construction period	$ $	12.00/sf - 33.00/sf 6.0 2 months	%

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

(2)

The significant unobservable inputs used in the fair value measurement of the contingent consideration are any estimated tenant improvement allowances, construction periods, leasing commissions and lease rates. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for market lease rates is accompanied by a directionally similar change in the assumption used for tenant improvement allowances and/or leasing commissions.

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

The fair values of certain additional financial assets and liabilities at March 31, 2013 and December 31, 2012 (fair value measurements categorized as Level 3 of the fair value hierarchy) are as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Note receivable (Other Assets)	$750	$750	$750	$750
Financial liabilities:
Mortgage notes payable	332,732	340,158	333,935	341,288
Notes payable	88,000	88,047	75,000	74,862

18. Subsequent Events

On April 10, 2013, the Company executed a first amendment to the loan agreement at its West Broad Village property, resulting in an extension of the maturity date to June 1, 2013. In connection with the extension, the Company prepaid $10.0 million of the outstanding borrowings, leaving a remaining outstanding balance of $40.0 million. On April 19, 2013, the Company refinanced the loan associated with the West Broad Village property with a new principal amount of $39.7 million, which will bear interest at a fixed rate of 3.3%. The refinancing extended the maturity date of the loan to May 1, 2020.

On April 1, 2013, the Company executed a purchase and sale agreement for the sale of the Pavilions Crossing property (retail properties segment) for a sale price of approximately $16.3 million, which would result in a gain on sale if consummated. The sale of this property is subject to due diligence and other customary closing conditions.

On April 29, 2013, the Company utilized borrowings from its unsecured credit facility to voluntarily prepay approximately $20.0 million in mortgage notes maturing in 2013 at its Five Forks Place and Grant Creek Town Center properties.

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

The following tables reconcile the Company’s segment activity to its condensed consolidated results of operations and financial position for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Office Properties:
Total revenues	$2,050	$1,832
Property operating expenses	(845)	(598)

Property operating income, as defined	1,205	1,234
General and administrative	(5)	(67)
Depreciation and amortization	(940)	(794)
Interest expense	(192)	(198)

Net income	$68	$175

Multi-family Properties:
Total revenues	$1,320	$—
Property operating expenses	(304)	—

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Property operating income, as defined	1,016	—
General and administrative	(144)	—
Depreciation and amortization	(1,149)	—

Net loss	$(277)	$—

Retail Properties:
Total revenues	$24,159	$17,948
Property operating expenses	(5,353)	(3,809)

Property operating income, as defined	18,806	14,139
General and administrative	(3,685)	(3,435)
Depreciation and amortization	(10,301)	(7,485)
Interest expense	(4,606)	(3,476)
Interest income	50	53
Income from equity in unconsolidated entities	39	—
Changes in fair value of financial instruments and gain on OP unit redemption	230	462

Net income	$533	$258

Total Reportable Segments:
Total revenues	$27,529	$19,780
Property operating expenses	(6,502)	(4,407)

Property operating income, as defined	21,027	15,373
General and administrative	(3,834)	(3,502)
Depreciation and amortization	(12,390)	(8,279)
Interest expense	(4,798)	(3,674)
Interest income	50	53
Income from equity in unconsolidated entities	39	—
Changes in fair value of financial instruments and gain on OP unit redemption	230	462

Net income	$324	$433

Attributable to Controlling Interest:
Net income attributable	$324	$433
Net loss attributable to non-controlling interests in operating partnership	59	71
Net income attributable to non-controlling interests in consolidated joint ventures	(87)	(66)

Net income available to Excel Trust, Inc.	$296	$438

	March 31,	December 31,
	2013	2012
Assets:
Office Properties:
Total assets	$68,532	$70,473
Multi-family Properties:
Total assets	71,638	72,627
Retail Properties:
Total assets	962,671	936,154

Total Reportable Segments & Consolidated Assets:
Total assets	$1,102,841	$1,079,254

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2012. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

The following table reflects our total portfolio at March 31, 2013 (a property is reclassified from development to the operating portfolio at the earlier of 85% occupancy or one year from completion and delivery of the space):

	Gross Leasable Area (GLA)	% Occupied	% Leased	Number of Properties
Operating Portfolio:
Retail properties	5,292,555	92.1%	93.2%	31
Multi-family properties(1)	339 units	89.7%	92.9%	n/a
Office properties	338,339	80.6%	82.3%	2

Total/weighted-average operating portfolio	5,630,894	91.4%	92.5%	33

Development Properties:
Development properties(2)	149,517	n/a	n/a	n/a
Unconsolidated properties(3)	225,070	65.5%	65.5%	2

Total Portfolio:
Total/weighted-average total portfolio	6,005,481	88.2%	89.2%	35

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

Our operations are carried out primarily through our operating partnership. Pursuant to contribution agreements in connection with our initial public offering, we and our operating partnership received a contribution of interests in four properties as well as the property management, leasing and real estate development operations of the properties in exchange for the issuance of shares of our common stock or operating partnership units and/or the payment of cash to the contributors and the assumption of debt and other specified liabilities.

We receive income primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties. Potential impacts to our income include unanticipated tenant vacancies, vacancy of space that takes longer to re-lease and, for non-triple-net leases, operating costs that cannot be recovered from our tenants through contractual reimbursement formulas in our leases. Our operating results therefore depend materially on the ability of our tenants to make required payments and overall real estate market conditions.

Critical Accounting Policies

A complete discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2012 which was filed with the Securities and Exchange Commission, or SEC, and is accessible on the SEC’s website at www.sec.gov.

New Accounting Standards

See Note 2 to the condensed consolidated financial statements included elsewhere herein for disclosure of new accounting standards.

Results of Operations

We operate through three reportable business segments: retail properties, multi-family properties and office properties. At March 31, 2013, we owned 31 consolidated retail operating properties with a total of approximately 5.3 million square feet of gross leasable area (including a consolidated joint venture owned 50% by us). The multi-family segment consists of 339 apartment units at one retail property, West Broad Village, which is located in Richmond, Virginia. The office segment consists of two properties, Excel Centre, a portion of which is utilized as our headquarters, and the Promenade Corporate Center (these properties total 338,339 square feet of gross leasable area). All of our other properties are reported in the retail segment.

The following table reflects leasing activity at our consolidated retail and office operating properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases during the three months ended March 31, 2013:

	Number of Leases	GLA	Weighted- Average Lease Rate	Weighted- Average Prior Lease Rate	% Increase (Decrease)	Tenant Improvement Allowance (sf)	Leasing Commission (sf)
Comparable leases	12	46,790	$22.94	$23.27	(1.4)%	$17.54	$4.48
Non-comparable leases	9	28,952	$19.21	n/a	n/a	$30.67	$9.57

Total leasing activity	21	75,742

In the three months ended March 31, 2013, we acquired one retail operating property for cash for a purchase price of approximately $30.7 million. We utilized borrowings from our unsecured revolving credit facility to acquire this property.

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

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

	Same Properties		New Properties		Redevelopment/ Development Properties		Corporate		Total
	Three months ended March 31,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rentable GLA	3,912,719	3,912,719	1,599,625	437,613	118,550	118,550	—	—	5,630,894	4,468,882
Percent leased	94.6%	94.7%	87.2%	88.3%	95.8%	75.8%	—	—	92.5%	93.6%
Number of properties	21	21	11	2	1	1	—	—	33	24
Percent of total portfolio	63.7%	87.5%	33.3%	8.3%	3.0%	4.2%	—	—	100.0%	100.0%

	Same Properties		New Properties		Redevelopment/ Development Properties		Corporate		Total
	Three months ended March 31,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rental revenue	$14,185	$14,516	$7,930	$1,448	$424	$247	$(58)	$(58)	$22,481	$16,153
Tenant recoveries	3,606	3,121	1,082	113	62	26	(18)	7	4,732	3,267
Other income	11	20	149	50	—	—	156	290	316	360

Total revenues	17,802	17,657	9,161	1,611	486	273	80	239	27,529	19,780
Rental operations(1)	4,214	4,226	2,524	484	118	37	(354)	(340)	6,502	4,407

Property operating income	$13,588	$13,431	$6,637	$1,127	$368	$236	$434	$579	$21,027	$15,373

(1)	Amount includes the following expenses that are directly attributable to a property: maintenance and repairs, real estate taxes, management fees and other operating expenses.

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012	Change	Percent Change
Property operating income	$21,027	$15,373	$5,654	36.8%
Unallocated (income) expense:
General and administrative	3,834	3,502	332	9.5%
Depreciation and amortization	12,390	8,279	4,111	49.7%

Net operating income	4,803	3,592	1,211	33.7%
Interest expense, net	(4,748)	(3,621)	(1,127)	31.1%
Income from equity in unconsolidated entities	39	—	39	n/a
Changes in fair value of financial instruments and gain on redemption of OP units	230	462	(232)	50.2%

Net income	$324	$433	$(109)	$25.2%

Property operating income: Property operating income increased by $5.6 million, or 36.8%, to $21.0 million for the three months ended March 31, 2013 compared to $15.4 million for the three months ended March 31, 2012. The increase was primarily related to the acquisition of eleven operating properties in 2012 and 2013 and the commencement of additional leases at our development property in 2012 and 2013.

General and administrative: General and administrative expenses were $3.8 million for the three months ended March 31, 2013 compared to $3.5 million for the three months ended March 31, 2012. The increase was primarily related to higher compensation and benefits costs associated with increases in the number of employees and an increase in the amount of professional fees paid, partially offset by a decrease in acquisition costs and a decrease in share-based compensation expense as a result of the graded vesting method of recognizing compensation expense related to the 2012 performance-based stock awards, which results in declining amounts of compensation expense in 2013 as compared to 2012. Included in general and administrative expenses was share-based compensation expense for the three months ended March 31, 2013 and 2012 of $562,000 and $785,000, respectively.

Depreciation and amortization: Depreciation and amortization expense increased $4.1 million, or 49.7%, to $12.4 million for the three months ended March 31, 2013 compared to $8.3 million for the three months ended March 31, 2012. The increase was primarily related to our acquisition of eleven operating properties in 2012 and 2013 and the commencement of depreciation at our development property in 2012.

Interest expense, net: Interest expense, net increased $1.1 million, or 31.1%, to $4.7 million for the three months ended March 31, 2013 compared to $3.6 million for the three months ended March 31, 2012. The increase was primarily due to the assumption of approximately $78.3 million of mortgage debt in connection with our property acquisitions in 2012, partially offset by a decrease in the interest rate and fees associated with our unsecured revolving credit facility as a result of amendments in July 2012.

Loss from equity in unconsolidated entities: In September 2012, we contributed our La Costa Town Center property to a newly-formed entity in which we hold a 20% ownership interest. We account for our ownership interest in a manner similar to the equity method of accounting. In October 2012, we purchased a 50% tenant-in-common interest in The Fountains at Bay Hill property, which we account for under the equity method of accounting. Both of these ownership interests are reflected in the accompanying condensed consolidated balance sheets as an investment in unconsolidated entities (see Note 13 to the condensed consolidated financial statements contained elsewhere herein for further discussion). The income of $39,000 recognized for the three months ended March 31, 2013 is comprised of our proportionate share of the income from operations of these properties.

Changes in fair value of financial instruments and gain on redemption of OP units: A gain on changes in fair value of financial instruments and gain on OP unit redemption of approximately $230,000 was recognized in the three months ended March 31, 2013 as a result of (1) the redemption of 19,904 OP units and (2) the expiration of the guaranteed redemption period for OP units issued in connection with the 2011 Edwards acquisition, which resulted in the recognition of a gain of approximately $246,000 representing the unutilized portion of the remaining redemption provision (see Note 17 to the condensed consolidated financial statements contained elsewhere herein for further discussion). A gain on changes in fair value of financial instruments of approximately $462,000 was recognized in the three months ended March 31, 2012 is the result of (1) the redemption of 121,852 OP units and (2) a decrease in the estimated fair value of the redemption provision.

Results of Operations – Segments

We evaluate the performance of our segments based upon property operating income. “Property Operating Income” is defined as operating revenues (rental revenue, tenant recoveries and other income) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses).

You should read the following discussion in conjunction with the segment information disclosed in Note 19 to our condensed consolidated financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the three months ended March 31, 2013 and 2012 may not be indicative of our future results of operations.

The following table sets forth results of operations presented by segments for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012	Change	Percent Change
Revenues:
Office properties	$2,050	$1,832	$218	11.9%
Multi-family properties	1,320	—	1,320	n/a
Retail properties	24,159	17,948	6,211	34.6%

Total revenues	27,529	19,780	7,749	39.2%
Property operating expenses:
Office properties	$845	$598	$247	41.3%
Multi-family properties	304	—	304	n/a
Retail properties	5,353	3,809	1,544	40.5%

Total property operating expenses	6,502	4,407	2,095	47.5%

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Revenue-office properties: Office property revenue increased by $218,000, or 11.9%, to $2.0 million for the three months ended March 31, 2013 compared to $1.8 million for the three months ended March 31, 2012. The increase was related to the acquisition of Promenade Corporate Center in January 2012.

Revenue-multi-family properties: Multi-family property revenue was $1.3 million for the three months ended March 31, 2013 as a result of our acquisition of the West Broad Village property in October 2012, which includes 339 apartments on the upper levels of the shopping center.

Revenue-retail properties: Retail property revenue increased by $6.2 million, or 34.6%, to $24.1 million for the three months ended March 31, 2013 compared to $17.9 million for the three months ended March 31, 2012. The increase was primarily related to our acquisition of eleven operating properties in 2012 and 2013 and commencement of additional leases at our development property in 2012 and 2013.

Property operating expenses-office properties: Property operating expenses related to our office properties increased by $247,000, or 41.3%, to $845,000 for the three months ended March 31, 2013 compared to $598,000 for the three months ended March 31, 2012. The increase was primarily related to the acquisition of Promenade Corporate Center in January 2012.

Property operating expenses-multi-family properties: Multi-family operating expenses were $304,000 for the three months ended March 31, 2013 as a result of our acquisition of the West Broad Village property in October 2012, which includes 339 apartments on the upper levels of the shopping center.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $1.5 million, or 40.5%, to $5.3 million for the three months ended March 31, 2013 compared to $3.8 million for the three months ended March 31, 2012. The increase was primarily related to the acquisition of eleven operating properties in 2012 and 2013.

Cash Flows

The following is a comparison, for the three months ended March 31, 2013 and 2012, of our cash flows.

Cash and cash equivalents were $6.7 million and $9.2 million at March 31, 2013 and 2012, respectively.

Net cash provided by operating activities was $10.6 million for the three months ended March 31, 2013 compared to $9.2 million for the three months ended March 31, 2012, an increase of $1.4 million. The increase was primarily due to changes in operating assets and liabilities.

Net cash used in investing activities was $36.6 million for the three months ended March 31, 2013 compared to $64.1 million for the three months ended March 31, 2012, a decrease of $27.5 million. The decrease in net cash used was primarily the result of an decrease in property acquisitions during the three months ended March 31, 2013 compared to the same period in 2012, partially offset by proceeds from the sale of equity securities in the amount of approximately $1.3 million in 2012.

Net cash provided by financing activities was $27.1 million for the three months ended March 31, 2013 compared to $58.9 million for the three months ended March 31, 2012, a decrease of $31.8 million. The decrease was primarily due to lower proceeds from equity offerings of $25.6 million compared to $88.7 million for the three months ended March 31, 2013 and 2012, respectively. The decrease was partially offset by net borrowings from notes payable of $13.0 million compared to net payments on notes payable of $21.0 million for the three months ended March 31, 2013 and 2012, respectively.

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

The following table presents a reconciliation of our FFO for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Net loss attributable to the common stockholders	$(2,448)	$(1,683)
Non-controlling interests in operating partnership	(59)	(71)
Depreciation and amortization	12,390	8,279
Depreciation and amortization related to joint ventures(1)	411	(62)

Funds from operations	$10,294	$6,463

(1)

Includes a reduction for 50% of the depreciation and amortization expense at our Dothan property and an increase for our proportionate share of depreciation and amortization expense at the unconsolidated La Costa Town Center and The Fountains at Bay Hill properties.

Liquidity and Capital Resources

At March 31, 2013, we had $6.7 million of cash and cash equivalents on hand.

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	future distributions expected to be paid to our stockholders and limited partners of our operating partnership,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions, and

•	construction of our non-operating properties.

Our long term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions, capital commitments, construction obligations and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions and developments of new properties that we pursue.

We intend to satisfy our short-term liquidity requirements primarily through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide sufficient cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance our debt service obligations or borrow from our unsecured credit facility to pay for upcoming debt maturities. In February 2013, we extended the maturity date for $13.9 million of our indebtedness with an original maturity date of 2013 through March 2014 (with one additional extension through March 2015 available at our option). In April 2013, we refinanced the outstanding loan at our West Broad Village property, extending the maturity date for $39.7 million of the outstanding indebtedness through May 2020 at a fixed rate of 3.3% ($10.3 million of the balance outstanding at March 31, 2013 was prepaid in connection with the refinancing, see Note 18 to the accompanying condensed consolidated financial statements contained elsewhere herein for further discussion). In addition, in April 2013 we utilized borrowings of approximately $20.0 million from our unsecured credit facility to prepay the outstanding loan balances at our Five Forks Place and Grant Creek Town Center properties. The only remaining loan maturity date in 2013 is the $55.8 million mortgage note at our Park West Place property, which is scheduled to mature in December 2013, but can be extended through December 2014 (see Note 8 to the accompanying condensed consolidated financial statements contained elsewhere herein for further discussion). We expect to incur approximately $27.8 million in construction costs relating to redevelopment or development projects on portions of existing operating properties (including the redevelopment of our unconsolidated La Costa Town Center property). Funds for these costs are expected to come from new mortgage financing, borrowings from our unsecured revolving credit facility and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness, long-term secured and unsecured indebtedness and the use of net proceeds from the disposition of non-strategic assets. In addition, we may, from time to time, offer and sell additional shares of common stock and preferred stock, as well as debt securities, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs.

Our unsecured revolving credit facility has a borrowing capacity of $250.0 million, which may be increased from time to time up to an additional $200.0 million for a total borrowing capacity of $450.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is July 19, 2016 and may be extended for one additional year at our option. The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on our leverage ratio. We also pay a fee of 0.25% or 0.35% for any unused portion of the unsecured revolving credit facility, depending on our utilization of the borrowing capacity. Borrowings under the unsecured revolving credit facility were $88.0 million at March 31, 2013 at a weighted-average interest rate of 1.86%. In addition, we issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on our condensed consolidated balance sheets. At March 31, 2013, there was approximately $149.9 million available for borrowing under the unsecured revolving credit facility.

Our ability to borrow funds under the credit agreement, and the amount of funds available under the credit agreement at any particular time, are subject to our meeting borrowing base requirements. The amount of funds we can borrow is determined by the net operating income of our unencumbered assets that comprise the borrowing base (as defined in the credit agreement). We are also subject to financial covenants relating to maximum leverage ratios on unsecured, secured and overall debt, minimum fixed coverage ratios, minimum amount of net worth, dividend payment restrictions and certain investment limitations.

The following is a summary of key financial covenants and their covenant levels as of March 31, 2013:

	Required	Actual
Key financial covenant:
Ratio of total liabilities to total asset value (maximum)	60.0%	38.3%
Ratio of adjusted EBITDA to fixed charges (minimum)	1.50	1.92
Ratio of secured indebtedness to total asset value (maximum)	40.0%	30.5%

(1)	For a complete listing of all debt covenants related to our consolidated indebtedness as well as definitions of the above terms, please refer to our applicable filings with the SEC.

As of March 31, 2013, we believe that we were in compliance with all of the covenants under our credit agreement.

We have filed a shelf registration statement with the SEC, as amended, which permits us, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

We have entered into equity distribution agreements with four sales agents, under which we can issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through, at our discretion, any of the sales agents. The sales of common stock made under the equity distribution agreements are made in “at the market” offerings as defined in the Securities Act. During the three months ended March 31, 2013 we completed the issuance of 2,063,828 shares pursuant to the 2012 equity distribution agreements, resulting in net proceeds of approximately $25.6 million at an average stock issuance price of $12.63 per share. We used the net proceeds to repay outstanding indebtedness under our unsecured revolving credit facility and for other general corporate and working capital purposes. Subsequent to March 31, 2013, we issued 801,300 shares pursuant to the equity distribution agreements, resulting in net proceeds of approximately $10.7 million at an average stock issuance price of $13.60 per share.

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

As of March 31, 2013, our ratio of debt-to-gross undepreciated asset value was approximately 36.6%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and our board of directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments, Contingencies and Contractual Obligations

The following table outlines our contractual obligations (dollars in thousands) at March 31, 2013 related to our mortgage and note indebtedness and other commitments:

	Payments by Period
	2013 (nine months)	2014-2015	2016-2017	Thereafter	Total
Principal payments — fixed rate debt(1)	$79,156	$124,130	$41,331	$11,659	$256,276
Principal payments — variable rate debt(2)	50,000	13,884	88,000	12,000	163,884
Interest payments — fixed rate debt(1)	9,194	13,244	5,524	6,631	34,593
Interest payments — variable rate debt(2)	1,610	3,348	881	252	6,091
Contingent consideration related to business combinations(3)	1,787	—	—	—	1,787
Construction costs(4)	9,263	18,552	—	—	27,815

	$151,010	$173,158	$135,736	$30,542	$490,446

(1)

Includes a mortgage payable at our Park West Place property, which was amended in July 2012 and now bears interest at a rate of LIBOR plus 2.25% (contractual interest rate of 2.5% at March 31, 2013). In December 2010, we entered into two interest rate swap contracts equal to the notional value of the mortgage payable, which fix LIBOR at an average of 1.41% for the term of the mortgage.

(2)

Includes redevelopment revenue bonds at our Northside Mall property, a construction loan at our Red Rock Commons property, a mortgage note at our West Broad Village property, and outstanding borrowings on our unsecured revolving credit facility (our unsecured revolving credit facility had a balance of $88.0 million at March 31, 2013). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.13% at

March 31, 2013). The construction loan bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on our leverage ratio (interest rate of 1.86% at March 31, 2013). The mortgage note at West Broad Village bears interest at the rate of LIBOR plus a margin of 250 basis points (interest rate of 2.69% at March 31, 2013). The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points (weighted-average interest rate of 1.86% at March 31, 2013), depending on our leverage ratio.

(3)

Additional consideration is due to the prior owners of two properties purchased in 2012 based on their ability to lease-up vacant space at those properties during 2013. The balance of $1.8 million at March 31, 2013 represents our best estimate of the fair value of funds expected to be paid to the former owners (see Note 17 to the condensed consolidated financial statements contained elsewhere herein).

(4)

Amount represents our estimate of costs expected to be incurred primarily to complete the redevelopment of our unconsolidated La Costa Town Center property (representing our proportionate share of the estimated costs) and to complete the undeveloped portion of our Chimney Rock property.

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

We hold a 20% ownership interest in an unconsolidated limited liability company, La Costa LLC. In connection with the formation of La Costa LLC in September 2012, we contributed the La Costa Town Center property to the entity in exchange for proceeds of approximately $21.2 million (see Note 13 to the accompanying condensed consolidated financial statements contained elsewhere herein for further discussion). La Costa LLC does not qualify as a variable interest entity, or VIE, and consolidation is not required as we do not control the operations of the property. The majority owner will bear the majority of any losses incurred. We will receive 20% of the cash flow distributions and may receive a greater portion of cash distributions in the future based upon the performance of the property and the availability of cash for distribution. In addition, we receive fees in our role as the day-to-day property manager and for any development services that we provide. We account for our interest in La Costa LLC as a profit-sharing arrangement, which is reflected in a manner that is similar to the equity method of accounting. The assets and liabilities of La Costa LLC were $25.8 million and $14.9 million, respectively, at March 31, 2013.

We hold a 50% tenant-in-common ownership interest in a company, Bay Hill Fountains, LLC (“Bay Hill”). In connection with our acquisition of a portfolio of properties in October 2012, we acquired a 50% undivided interest in the Bay Hill property. The Bay Hill property does not qualify as a VIE and consolidation is not required as we do not control the operations of the property. We will receive 50% of the cash flow distributions and recognize 50% of the results of operations. In addition, we receive fees in our role as the day-to-day property manager. We account for our interest in the Bay Hill property under the equity method of accounting. The assets and liabilities of the Bay Hill property were $41.5 million and $33.8 million, respectively, at March 31, 2013.

Our proportionate share of outstanding indebtedness at the unconsolidated entities is as follows (dollars in thousands):

Name	Ownership Interest	Principal Amount(1)	Interest Rate	Maturity Date
La Costa LLC	20%	$2,820	6.0%	October 1, 2014
Bay Hill	50%	$11,877	3.5%	April 2, 2015

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

The fair value of mortgages payable at March 31, 2013, including our construction loan, was approximately $340.2 million compared to the carrying amount of $332.7 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $4.8 million at March 31, 2013. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $5.1 million at March 31, 2013.

We have entered into a $250.0 million unsecured revolving credit facility. The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on our leverage ratio. As of March 31, 2013, we had $100.1 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes a $12.1 million letter of credit issued under the facility. At March 31, 2013, the outstanding balance on our unsecured revolving credit facility was $88.0 million at a weighted-average interest rate of $1.86%. The fair value of unsecured revolving credit facility at March 31, 2013 was approximately $88.0 million. Based on outstanding borrowings of $88.0 million at March 31, 2013, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $880,000.

We have entered into an $18.0 million construction loan agreement in connection with construction activities at one of our development properties. The construction loan bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on our leverage ratio. At March 31, 2013, the outstanding balance on our construction loan was $13.9 million at an interest rate of 1.86%. Based on outstanding borrowings of $13.9 million at March 31, 2013, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $139,000.

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

As of March 31, 2013, we had two interest rate derivatives that were designated as cash flow hedges of interest rate risk. Both derivatives were interest rate swaps and the notional amount totaled $55.8 million. The interest rate swap contracts fixed LIBOR at an average of 1.41% for the term of a mortgage loan which expires in December 2013. The fair value of these derivative financial instruments was approximately $515,000 at March 31, 2013, and is classified in accounts payable and other liabilities on the accompanying condensed consolidated balance sheets.

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

For a discussion of our potential risks and uncertainties, see the section entitled “Risk Factors” beginning on page 9 in our Annual Report on Form 10-K for the year ended December 31, 2012 which was filed with the SEC and is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the quarter ended March 31, 2013, we issued 22,074 shares of our common stock upon the redemption of 19,904 units in our operating partnership. This common stock was issued in private placements in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

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

Date: May 2, 2013

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