Form 10-Q
period 2013-06-30
Excel Trust, Inc.; Excel Trust, L.P.
filed 2013-08-01
CIK 1478950, 1492323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission File Number: 001-34698 (Excel Trust, Inc.)

Commission File Number: 000-54962 (Excel Trust, L.P.)

EXCEL TRUST, INC.

EXCEL TRUST, L.P.

(Exact name of registrant as specified in its charter)

Excel Trust, Inc.	Maryland	27-1493212
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Excel Trust, L.P.	Delaware	27-1495445
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Excel Trust, Inc.    Yes  ☒    No  ☐

Excel Trust, L.P.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Excel Trust, Inc.    Yes  ☒    No  ☐

Excel Trust, L.P.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Excel Trust, Inc.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Excel Trust, L.P.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Excel Trust, Inc.    Yes  ☐    No  ☒

Excel Trust, L.P.    Yes  ☐    No  ☒

Number of shares of Excel Trust, Inc. common stock outstanding as of July 31, 2013, $0.01 par value per share: 48,172,773 shares

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2013 of Excel Trust, Inc., a Maryland corporation, and Excel Trust, L.P., a Delaware limited partnership of which Excel Trust, Inc. is the parent company and general partner. Unless stated otherwise or the context otherwise requires, all references in this report to “we,” “our,” “us” or “the Company” refer to Excel Trust, Inc., together with its controlled and consolidated subsidiaries, including Excel Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Excel Trust, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

Excel Trust, Inc. is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of June 30, 2013, Excel Trust, Inc. owned an approximate 97.5% partnership interest in the Operating Partnership. The remaining 2.5% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, Excel Trust, Inc. exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

There are a few differences between Excel Trust, Inc. and the Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between Excel Trust, Inc. and the Operating Partnership in the context of how Excel Trust, Inc. and the Operating Partnership operate as an interrelated, consolidated company. Excel Trust, Inc. is a REIT, whose only material asset is the partnership interests it holds in the Operating Partnership. As a result, Excel Trust, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company either directly or through its subsidiaries, conducts the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from equity issuances by Excel Trust, Inc., which it is required to contribute to the Operating Partnership in exchange for operating partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of operating partnership units.

Non-controlling interests and stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of Excel Trust, Inc. and those of Excel Trust, L.P. The partnership interests in the Operating Partnership that are not owned by Excel Trust, Inc. are accounted for as limited partners’ capital in the Operating Partnership’s financial statements and as non-controlling interests in Excel Trust, Inc.’s financial statements. The non-controlling interests in Excel Trust, L.P.’s financial statements include the interests of its joint venture partner AB Dothan, LLC. The non-controlling interests in Excel Trust, Inc.’s financial statements include the same non-controlling interests as Excel Trust, L.P., as well as the owners of limited partnership interests in the Operating Partnership, not including Excel Trust, Inc. The differences between stockholders’ equity, partners’ capital and non-controlling interests result from the differences in the equity issued at the Excel Trust, Inc. and Operating Partnership levels.

We believe combining the quarterly reports on Form 10-Q of Excel Trust, Inc. and the Operating Partnership into this single report results in the following benefits:

•	Combined reports better reflect how management and the analyst community view the business as a single operating unit;

•	Combined reports enhance investors’ understanding of Excel Trust, Inc. and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management;

•	Combined reports are more efficient for Excel Trust, Inc. and the Operating Partnership and result in savings in time, effort and expense; and

•	Combined reports are more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

To help investors understand the significant differences between Excel Trust, Inc. and the Operating Partnership, this report presents the following separate sections for each of Excel Trust, Inc. and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Equity/Partners’ Capital;

•	Debt; and

•	Earnings per Share/Unit;

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations; and;

•	Unregistered Sales of Equity Securities and Use of Proceeds.

This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of Excel Trust, Inc. and Excel Trust, L.P. in order to establish that the Chief Executive Officer and the Chief Financial Officer of Excel Trust, Inc. have made the requisite certifications and Excel Trust, Inc. and Excel Trust, L.P. are compliant with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

PART 1 — FINANCIAL INFORMATION

EXCEL TRUST, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS:

Property:
Land	$326,633	$320,289
Buildings	585,396	564,352
Site improvements	54,165	51,875
Tenant improvements	47,080	42,903
Construction in progress	3,370	1,709
Less accumulated depreciation	(49,294)	(36,765)

Property, net	967,350	944,363
Cash and cash equivalents	7,199	5,596
Restricted cash	7,193	5,657
Tenant receivables, net	2,798	5,376
Lease intangibles, net	75,059	85,646
Deferred rent receivable	7,911	5,983
Other assets	18,616	17,618
Real estate held for sale, net of accumulated depreciation	3,226	—
Investment in unconsolidated entities	8,654	9,015

Total assets(1)	$1,098,006	$1,079,254

LIABILITIES AND EQUITY:

Liabilities:
Mortgages payable, net	$301,235	$333,935
Notes payable	109,000	75,000
Accounts payable and other liabilities	22,016	25,319
Lease intangibles, net	24,444	26,455
Dividends/distributions payable	10,659	9,773

Total liabilities(2)	467,354	470,482

Commitments and contingencies
Equity:
Stockholders’ equity
Preferred stock, 50,000,000 shares authorized
7.0% Series A cumulative convertible perpetual preferred stock, $50,000 liquidation preference ($25.00 per share), 2,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	47,703	47,703
8.125% Series B cumulative redeemable preferred stock, $92,000 liquidation preference ($25.00 per share), 3,680,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	88,720	88,720
Common stock, $.01 par value, 200,000,000 shares authorized; 48,026,373 and 44,905,683 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	479	448
Additional paid-in capital	477,369	459,151
Retained Earnings (cumulative deficit)	2,249	(1,414)

	616,520	594,608
Accumulated other comprehensive loss	(267)	(572)

Total stockholders’ equity	616,253	594,036
Non-controlling interests	14,399	14,736

Total equity	630,652	608,772

Total liabilities and equity	$1,098,006	$1,079,254

(1)

Excel Trust, Inc.’s consolidated total assets at June 30, 2013 and December 31, 2012, include $15,721 and $15,871, respectively, of assets of a variable interest entity (“VIE”) that can only be used to settle the liabilities of that VIE.

(2)

Excel Trust, Inc.’s consolidated total liabilities at June 30, 2013 and December 31, 2012 include $182 and $154 of accounts payable and other liabilities of a VIE, respectively, that do not have recourse to Excel Trust, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Rental revenue	$22,631	$16,945	$45,041	$33,027
Tenant recoveries	4,547	3,185	9,279	6,452
Other income	285	328	602	688

Total revenues	27,463	20,458	54,922	40,167
Expenses:
Maintenance and repairs	1,772	1,352	3,487	2,674
Real estate taxes	3,053	2,460	6,079	4,525
Management fees	430	197	663	386
Other operating expenses	1,371	953	2,898	1,782
Change in fair value of contingent consideration	(1,558)	—	(1,558)	—
General and administrative	3,309	3,312	7,142	6,815
Depreciation and amortization	11,125	8,528	23,492	16,783

Total expenses	19,502	16,802	42,203	32,965

Net operating income	7,961	3,656	12,719	7,202
Interest expense	(4,517)	(3,986)	(9,315)	(7,660)
Interest income	48	53	97	106
Loss from equity in unconsolidated entities	(65)	—	(25)	—
Changes in fair value of financial instruments and gain on OP unit redemption	—	589	230	1,051

Income from continuing operations	3,427	312	3,706	699
Income from discontinued operations	45	45	90	91

Net income	3,472	357	3,796	790
Net income attributable to non-controlling interests	(105)	11	(133)	16

Net income attributable to Excel Trust, Inc.	3,367	368	3,663	806
Preferred stock dividends	(2,744)	(2,744)	(5,488)	(4,865)

Net income (loss) attributable to the common stockholders	$623	$(2,376)	$(1,825)	$(4,059)

Income (loss) from continuing operations per share attributable to the common stockholders - basic and diluted	0.01	(0.08)	(0.05)	(0.14)
Net income (loss) per share attributable to the common stockholders - basic and diluted	$0.01	$(0.08)	$(0.04)	$(0.14)

Weighted-average common shares outstanding - basic and diluted	47,150	32,785	46,256	32,273

Dividends declared per common share	$0.17	$0.1625	$0.34	$0.325

Net income	$3,472	$357	$3,796	$790
Other comprehensive income (loss):
Change in unrealized gain on investment in equity securities	—	82	—	103
Gain on sale of equity securities (reclassification adjustment)	—	—	—	(11)
Change in unrealized loss on interest rate swaps	152	124	313	108

Comprehensive income	3,624	563	4,109	990
Comprehensive (income) loss attributable to non-controlling interests	(109)	4	(141)	8

Comprehensive income attributable to Excel Trust, Inc.	$3,515	$567	$3,968	$998

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Retained Earnings (Deficit)	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2013	$47,703	$88,720	44,905,683	$448	$459,151	$(1,414)	$(572)	$594,036	$14,736	$608,772
Net proceeds from sale of common stock	—	—	3,065,528	31	38,867	—	—	38,898	—	38,898
Issuance of restricted common stock awards	—	—	33,088	—	—	—	—	—	—	—
Redemption of OP units for common stock and cash	—	—	22,074	—	279	—	—	279	(235)	44
Noncash amortization of share-based compensation	—	—	—	—	1,130	—	—	1,130	—	1,130
Common stock dividends	—	—	—	—	(16,160)	—	—	(16,160)	—	(16,160)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(653)	(653)
Net income	—	—	—	—	—	3,663	—	3,663	133	3,796
Preferred stock dividends	—	—	—	—	(5,488)	—	—	(5,488)	—	(5,488)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	305	305	8	313
Adjustment for non-controlling interests	—	—	—	—	(410)	—	—	(410)	410	—

Balance at June 30, 2013	$47,703	$88,720	48,026,373	$479	$477,369	$2,249	$(267)	$616,253	$14,399	$630,652

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Deficit	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2012	$47,703	$—	30,289,813	$302	$319,875	$(3,277)	$(811)	$363,792	$17,194	$380,986
Net proceeds from sale of preferred stock	—	88,720	—	—	—	—	—	88,720	—	88,720
Issuance of restricted common stock awards	—	—	18,356	—	—	—	—	—	—	—
Redemption of OP units for common stock and cash	—	—	193,510	2	2,285	—	—	2,287	(3,545)	(1,258)
Issuance of common stock for acquisition	—	—	3,230,769	32	39,076	—	—	39,108	—	39,108
Noncash amortization of share-based compensation	—	—	—	—	1,589	—	—	1,589	—	1,589
Common stock dividends	—	—	—	—	(10,949)	—	—	(10,949)	—	(10,949)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(598)	(598)
Net income	—	—	—	—	—	806	—	806	(16)	790
Preferred stock dividends	—	—	—	—	(4,865)	—	—	(4,865)	—	(4,865)
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	99	99	4	103
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	104	104	4	108
Adjustment for non-controlling interests	—	—	—	—	(626)	—	—	(626)	626	—

Balance at June 30, 2012	$47,703	$88,720	33,732,448	$336	$346,385	$(2,471)	$(608)	$480,065	$13,669	$493,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash flows from operating activities:
Net income	$3,796	$790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,540	16,831
Changes in fair value of financial instruments and gain on OP unit redemption	(230)	(1,051)
Change in fair value of contingent consideration	(1,558)	—
Income from equity in unconsolidated entities	25	—
Deferred rent receivable	(1,977)	(1,386)
Amortization of above- and below-market leases	219	(171)
Amortization of deferred balances	806	958
Bad debt expense	442	395
Share-based compensation expense	1,130	1,589
Distributions from unconsolidated entities	303	—
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	2,190	824
Other assets	(787)	(1,013)
Accounts payable and other liabilities	(2,456)	424

Net cash provided by operating activities	25,443	18,190

Cash flows from investing activities:
Acquisitions of property	(30,707)	(74,942)
Development of property and property improvements	(9,234)	(4,382)
Investments in unconsolidated entities	(106)	—
Return of capital from unconsolidated entities	139	—
Receipt of master lease payments	277	—
Capitalized leasing costs	(1,001)	(1,099)
Advance of note receivable	—	(750)
Collection of mortgage loan receivable	—	2,000
Purchases of equity securities	—	(125)
Proceeds from sale of equity securities	—	2,942
Restricted cash	(1,536)	(1,245)

Net cash used in investing activities	(42,168)	(77,601)

Cash flows from financing activities:
Issuance of common stock	39,294	—
Issuance of preferred stock	—	89,102
Preferred stock offering costs	—	(382)
OP unit redemptions	—	(1,915)
Payments on mortgages payable	(32,696)	(2,146)
Proceeds from mortgages payable	—	—
Payments on notes payable	(35,000)	(46,500)
Proceeds from notes payable	69,000	39,129
Payments of contingent consideration	—	(1,613)
Distribution to non-controlling interests	(634)	(644)
Preferred stock dividends	(5,488)	(2,996)
Common stock dividends	(15,293)	(10,314)
Deferred financing costs	(855)	(423)

Net cash provided by financing activities	18,328	61,298

Net increase	1,603	1,887
Cash and cash equivalents, beginning of period	5,596	5,292

Cash and cash equivalents, end of period	$7,199	$7,179

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized of $16 and $110	$7,852	$5,934

Non-cash investing and financing activity:
Acquisition of real estate for common shares and OP units	$—	$39,108

Assumption of net mortgage debt in connection with property acquisitions	$—	$29,670

Assets received in connection with property acquisitions	$—	$772

Liabilities assumed in connection with property acquisitions	$44	$539

Common stock dividends payable	$8,164	$5,482

Preferred stock dividends payable	$2,287	$2,744

OP unit distributions payable	$208	$180

Accrued additions to operating and development properties	$3,220	$618

Change in unrealized loss on interest rate swaps	$313	$108

Change in unrealized gain on marketable securities	$—	$103

OP unit redemptions (common stock)	$279	$2,287

Reclassification of offering costs	$396	$—

Reclassification of real estate to held for sale	$3,226	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS:

Property:
Land	$326,633	$320,289
Buildings	585,396	564,352
Site improvements	54,165	51,875
Tenant improvements	47,080	42,903
Construction in progress	3,370	1,709
Less accumulated depreciation	(49,294)	(36,765)

Property, net	967,350	944,363
Cash and cash equivalents	4,209	5,596
Restricted cash	7,193	5,657
Tenant receivables, net	2,798	5,376
Lease intangibles, net	75,059	85,646
Deferred rent receivable	7,911	5,983
Other assets	21,606	17,618
Real estate held for sale, net of accumulated depreciation	3,226	—
Investment in unconsolidated entities	8,654	9,015

Total assets(1)	$1,098,006	$1,079,254

LIABILITIES AND CAPITAL:

Liabilities:
Mortgages payable, net	$301,235	$333,935
Notes payable	109,000	75,000
Accounts payable and other liabilities	22,016	25,319
Lease intangibles, net	24,444	26,455
Distributions payable	10,659	9,773

Total liabilities(2)	467,354	470,482

Commitments and contingencies
Capital:
Partners’ capital:
Preferred operating partnership units, 50,000,000 units authorized
7.0% Series A cumulative convertible perpetual preferred units, $50,000 liquidation preference ($25.00 per unit), 2,000,000 units issued and outstanding at June 30, 2013 and December 31, 2012, respectively	47,703	47,703
8.125% Series B cumulative redeemable preferred units, $92,000 liquidation preference ($25.00 per unit), 3,680,000 units issued and outstanding at June 30, 2013 and December 31, 2012, respectively	88,720	88,720
Limited partners’ capital, 1,225,115 and 1,245,019 common operating partnership units issued and outstanding at June 30, 2013 and December 31, 2012, respectively	4,822	5,512
General partner’s capital, 48,026,373 and 44,905,683 common operating partnership units issued and outstanding at June 30, 2013 and December 31, 2012, respectively	487,934	465,612

	629,179	607,547
Accumulated other comprehensive loss	(307)	(620)

Total partners’ capital	628,872	606,927
Non-controlling interests	1,780	1,845

Total capital	630,652	608,772

Total liabilities and capital	$1,098,006	$1,079,254

(1)

Excel Trust, L.P.’s consolidated total assets at June 30, 2013 and December 31, 2012, include $15,721 and $15,871, respectively, of assets of a VIE that can only be used to settle the liabilities of that VIE.

(2)

Excel Trust, L.P.’s consolidated total liabilities at June 30, 2013 and December 31, 2012 include $182 and $154 of accounts payable and other liabilities of a VIE, respectively, that do not have recourse to Excel Trust, L.P.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Rental revenue	$22,631	$16,945	$45,041	$33,027
Tenant recoveries	4,547	3,185	9,279	6,452
Other income	285	328	602	688

Total revenues	27,463	20,458	54,922	40,167
Expenses:
Maintenance and repairs	1,772	1,352	3,487	2,674
Real estate taxes	3,053	2,460	6,079	4,525
Management fees	430	197	663	386
Other operating expenses	1,371	953	2,898	1,782
Change in fair value of contingent consideration	(1,558)	—	(1,558)	—
General and administrative	3,309	3,312	7,142	6,815
Depreciation and amortization	11,125	8,528	23,492	16,783

Total expenses	19,502	16,802	42,203	32,965

Net operating income	7,961	3,656	12,719	7,202
Interest expense	(4,517)	(3,986)	(9,315)	(7,660)
Interest income	48	53	97	106
Loss from equity in unconsolidated entities	(65)	—	(25)	—
Changes in fair value of financial instruments and gain on OP unit redemption	—	589	230	1,051

Income from continuing operations	3,427	312	3,706	699
Income from discontinued operations	45	45	90	91

Net income	3,472	357	3,796	790
Net income attributable to non-controlling interests	(85)	(75)	(172)	(141)

Net income attributable to Excel Trust, L.P.	3,387	282	3,624	649
Preferred operating partnership unit distributions	(2,744)	(2,744)	(5,488)	(4,865)

Net income (loss) attributable to the unitholders	$643	$(2,462)	$(1,864)	$(4,216)

Income (loss) from continuing operations per unit attributable to the unitholders - basic and diluted	$0.01	$(0.08)	$(0.05)	$(0.14)
Net income (loss) per unit attributable to the unitholders - basic and diluted	$0.01	$(0.08)	$(0.04)	$(0.13)

Weighted-average common operating partnership units outstanding - basic and diluted	48,375	33,991	47,490	33,573

Dividends declared per OP unit	$0.17	$0.1625	$0.34	$0.325

Net income	$3,472	$357	$3,796	$790
Other comprehensive income (loss):
Change in unrealized gain on investment in equity securities	—	82	—	103
Gain on sale of equity securities (reclassification adjustment)	—	—	—	(11)
Change in unrealized loss on interest rate swaps	152	124	313	108

Comprehensive income attributable to Excel Trust, L.P.	$3,624	$563	$4,109	$990

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL

(Dollars in thousands)

(Unaudited)

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital
	Series A	Series B	Common Operating Partnership Units	Amount	Common Operating Partnership Units	Amount	Accumulated other Comprehensive Loss	Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance at January 1, 2013	$47,703	$88,720	1,245,019	$5,512	44,905,683	$465,612	$(620)	$606,927	$1,845	$608,772
Net proceeds from sale of common operating partnership units	—	—	—	—	3,065,528	38,898	—	38,898	—	38,898
Issuance of restricted common operating partnership unit awards	—	—	—	—	33,088	—	—	—	—	—
Redemption of common operating partnership units	—	—	(19,904)	(235)	22,074	279	—	44	—	44
Noncash amortization of share-based compensation	—	—	—	—	—	1,130	—	1,130	—	1,130
OP unit distributions	(1,750)	(3,738)	—	(416)	—	(16,160)	—	(22,064)	(237)	(22,301)
Net income (loss)	1,750	3,738	—	(39)	—	(1,825)	—	3,624	172	3,796
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	313	313	—	313

Balance at June 30, 2013	$47,703	$88,720	1,225,115	$4,822	48,026,373	$487,934	$(307)	$628,872	$1,780	$630,652

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital
	Series A	Series B	Common Operating Partnership Units	Amount	Common Operating Partnership Units	Amount	Accumulated other Comprehensive Loss	Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance at January 1, 2012	$47,703	$—	1,405,405	$8,230	30,289,813	$323,914	$(872)	$378,975	$2,011	$380,986
Net proceeds from sale of preferred operating partnership units	—	88,720	—	—	—	—	—	88,720	—	88,720
Issuance of restricted common operating partnership unit awards	—	—	—	—	18,356	—	—	—	—	—
Redemption of common operating partnership units	—	—	(299,927)	(3,545)	193,510	2,287	—	(1,258)	—	(1,258)
Issuance of common operating partnership units for acquisition	—	—	—	—	3,230,769	39,108	—	39,108	—	39,108
Noncash amortization of share-based compensation	—	—	—	—	—	1,589	—	1,589	—	1,589
OP unit distributions	(1,750)	(3,115)	—	(389)	—	(10,949)	—	(16,203)	(209)	(16,412)
Net income (loss)	1,750	3,115	—	(157)	—	(4,059)	—	649	141	790
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	103	103	—	103
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	108	108	—	108

Balance at June 30, 2012	$47,703	$88,720	1,105,478	$4,139	33,732,448	$351,890	$(661)	$491,791	$1,943	$493,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash flows from operating activities:
Net income	$3,796	$790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,540	16,831
Changes in fair value of financial instruments and gain on OP unit redemption	(230)	(1,051)
Change in fair value of contingent consideration	(1,558)	—
Income from equity in unconsolidated entities	25	—
Deferred rent receivable	(1,977)	(1,386)
Amortization of above- and below-market leases	219	(171)
Amortization of deferred balances	806	958
Bad debt expense	442	395
Share-based compensation expense	1,130	1,589
Distributions from unconsolidated entities	303	—
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	2,190	824
Other assets	(787)	(1,013)
Accounts payable and other liabilities	(2,456)	424

Net cash provided by operating activities	25,443	18,190

Cash flows from investing activities:
Acquisitions of property	(30,707)	(74,942)
Development of property and property improvements	(9,234)	(4,382)
Investments in unconsolidated entities	(106)	—
Return of capital from unconsolidated entities	139	—
Receipt of master lease payments	277	—
Capitalized leasing costs	(1,001)	(1,099)
Advance of note receivable	—	(750)
Collection of mortgage loan receivable	—	2,000
Purchases of equity securities	—	(125)
Proceeds from sale of equity securities	—	2,942
Restricted cash	(1,536)	(1,245)

Net cash used in investing activities	(42,168)	(77,601)

Cash flows from financing activities:
Issuance of common OP units	36,304	—
Issuance of preferred OP units	—	89,102
Preferred stock offering costs	—	(382)
OP unit redemptions	—	(1,915)
Payments on mortgages payable	(32,696)	(2,146)
Proceeds from mortgages payable	—	—
Payments on notes payable	(35,000)	(46,500)
Proceeds from notes payable	69,000	39,129
Payments of contingent consideration	—	(1,613)
Distribution to non-controlling interests	(237)	(644)
Preferred OP unit distributions	(5,488)	(2,996)
Common OP unit distributions	(15,690)	(10,314)
Deferred financing costs	(855)	(423)

Net cash provided by financing activities	15,338	61,298

Net increase	(1,387)	1,887
Cash and cash equivalents, beginning of period	5,596	5,292

Cash and cash equivalents, end of period	$4,209	$7,179

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized of $16 and $110	$7,852	$5,934

Non-cash investing and financing activity:
Acquisition of real estate for common OP units	$—	$39,108

Assumption of net mortgage debt in connection with property acquisitions	$—	$29,670

Assets received in connection with property acquisitions	$—	$772

Liabilities assumed in connection with property acquisitions	$44	$539

Common OP unit distributions payable	$8,372	$5,662

Preferred OP unit distributions payable	$2,287	$2,744

Accrued additions to operating and development properties	$3,220	$618

Change in unrealized loss on interest rate swaps	$313	$108

Change in unrealized gain on marketable securities	$—	$103

OP unit redemptions	$279	$2,287

Reclassification of offering costs	$396	$—

Reclassification of real estate to held for sale	$3,226	$—

Amount due from Parent Company (proceeds from issuance of common OP units)	$2,990	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC. AND EXCEL TRUST, L.P.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization:

Excel Trust, Inc., a Maryland corporation (the “Parent Company”), is a vertically integrated, self-administered, self-managed real estate firm with the principal objective of acquiring, financing, developing, leasing, owning and managing value oriented community and power centers, grocery anchored neighborhood centers and freestanding retail properties. It conducts substantially all of its business through its subsidiary, Excel Trust, L.P., a Delaware limited partnership (the “Operating Partnership” and together with the Parent Company referred to as the “Company”). The Company seeks investment opportunities throughout the United States, but focuses on the Northeast, Northwest and Sunbelt regions. The Company generally leases anchor space to national and regional supermarket chains, big-box retailers and select national retailers that frequently offer necessity and value oriented items and generate regular consumer traffic.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2013, owned a 97.5% interest in the Operating Partnership. The remaining 2.5% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of common operating partnership units (“OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Parent Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the Operating Partnership’s Registration Statement on Form 10. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value, due to their short term maturities.

Restricted Cash:

Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements.

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities are deferred rents in the amount of $3.6 million and $4.4 million at June 30, 2013 and December 31, 2012, respectively.

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

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of cash rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income (net of write-offs for uncollectible amounts) increased by $1.1 million and $589,000 in the three months ended June 30, 2013 and 2012, respectively, and $2.0 million and $1.3 million in the six months ended June 30, 2013 and 2012, respectively, due to the straight-line rent adjustment. Percentage rent is recognized after tenant sales have exceeded defined thresholds (if applicable) and was $185,000 and $153,000 for the three months ended June 30, 2013 and 2012, respectively, and $570,000 and $361,000 for the six months ended June 30, 2013 and 2012, respectively.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed:

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment considers expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense, expected to result from the long-lived asset’s use and eventual disposition. The Company’s evaluation as to whether impairment may exist, including estimates of future anticipated cash flows, are highly subjective and could differ materially from actual results in future periods. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Although the Company’s strategy is to hold its properties over a long-term period, if the strategy changes or market conditions dictate that the sale of properties at an earlier date would be preferable, a property may be classified as held for sale and an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less cost to sell. There was no impairment recorded for the six months ended June 30, 2013 or 2012.

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

If the foregoing conditions do not apply, the Company considers whether a general partner or managing member controls a limited partnership or limited liability company. The general partner in a limited partnership or managing member in a limited liability company is presumed to control that limited partnership or limited liability company. The presumption may be overcome if the limited partners or members have either (1) the substantive ability to dissolve the limited partnership or limited liability company or otherwise remove the general partner or managing member without cause or (2) substantive participating rights, which provide the limited partners or members with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s or limited liability company’s business and thereby preclude the general partner or managing member from exercising unilateral control over the partnership or company. If these criteria are not met and the Company is the general partner or the managing member, as applicable, the Company will consolidate the partnership or limited liability company.

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

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through June 30, 2013, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Parent Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized to general and administrative expense ratably over the requisite service period for awards that include only service vesting conditions and utilizing a graded vesting method (an accelerated vesting method in which the majority of compensation expense is recognized in earlier periods) for awards that include one or more market vesting conditions, adjusted for anticipated forfeitures.

Purchase Accounting:

The Company, with the assistance of independent valuation specialists as needed, records the purchase price of acquired properties as tangible and identified intangible assets and liabilities based on their respective fair values. Tangible assets (building and land) are recorded based upon the Company’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered include an estimate of carrying costs during the expected lease-up periods taking into account current market conditions and costs to execute similar leases. The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, site improvements and leasing costs are based upon current market replacement costs and other relevant market rate information. Additionally, the purchase price of the applicable property is recorded as the above- or below-market value of in-place leases, the value of in-place leases and above- or below-market value of debt assumed, as applicable.

The value recorded as the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term, and (2) the Company’s estimate of the amounts that would be paid using fair market rates at the time of acquisition over the remaining term of the lease. The amounts recorded as above-market leases are included in lease intangible assets, net in the Company’s accompanying condensed consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts recorded as below-market lease values are included in lease intangible liabilities, net in the Company’s accompanying condensed consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below-market fixed price renewal options of the acquired leases with each property.

The value recorded as above- or below-market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts recorded as above- or below-market debt are included in mortgage payables, net in the Company’s accompanying condensed consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

Tenant receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowances are charged to bad debt expense which is included in other operating expenses on the accompanying condensed consolidated statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At June 30, 2013 and December 31, 2012, the Company had $920,000 and $719,000, respectively, in allowances for uncollectible accounts as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the three months ended June 30, 2013 and 2012, $104,000 and $148,000, respectively, of receivables were charged to bad debt expense. During the six months ended June 30, 2013 and 2012, $442,000 and $395,000, respectively, of receivables were charged to bad debt expense.

Non-controlling Interests:

Non-controlling interests on the consolidated balance sheets of the Parent Company relate to the OP units that are not owned by the Parent Company. The OP units not held by the Parent Company may be redeemed by the Parent Company at the holder’s option for cash. The Parent Company, at its option, may satisfy the redemption obligation with common stock on a one-for-one basis, which has been further evaluated to determine that permanent equity classification on the balance sheet is appropriate.

In October 2012, the Operating Partnership issued 411,184 OP units in connection with the Company’s acquisition of the West Broad Village property. During the three months ended March 31, 2013, a total of 19,904 OP units related to the Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of 22,074 shares of common stock by the Parent Company (an equivalent number of OP units were issued by the Operating Partnership to the Parent Company). The OP units were redeemed for common stock on a one-for-one basis, with additional common stock provided as a result of the accompanying additional redemption obligation that guaranteed consideration equal to $14.00 per OP unit on the date of redemption. The remaining additional redemption obligation of $246,000 associated with the Edwards Theatres acquisition expired on March 11, 2013 and was reclassified and recognized as a gain in changes in fair value of financial instruments and gain on OP unit redemption (net of a loss of $16,000 on the OP unit redemption) on the accompanying condensed consolidated financial statements. At June 30, 2013, 172,869 OP units related to the Edwards Theatres acquisition remained outstanding, which continue to be redeemable by the OP unitholders for cash or common stock on a one-for-one basis (the determination of redemption for cash or common stock is at the Parent Company’s option).

Non-controlling interests on the consolidated balance sheets of the Operating Partnership represent the portion of equity that the Operating Partnership does not own in those entities it consolidates.

Concentration of Risk:

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the periods, the Company had deposits in excess of the FDIC insurance limit.

In the three and six months ended June 30, 2013 and 2012, no tenant accounted for more than 10% of revenues.

At June 30, 2013, the Company’s gross real estate assets in the states of California, Arizona and Virginia represented approximately 22.0%, 18.2% and 16.3% of the Company’s total assets, respectively. At December 31, 2012, the Company’s gross real estate assets in the states of Arizona, California and Virginia represented approximately 16.6%, 16.5% and 14.6% of the Company’s total assets, respectively. For the six months ended June 30, 2013, the Company’s revenues derived from properties located in the states of California, Arizona, Virginia and Texas represented approximately 21.5%, 18.9%, 12.0% and 10.6% of the Company’s total revenues, respectively. For the six months ended June 30, 2012, the Company’s revenues derived from properties located in the states of California, Arizona, Alabama and Texas represented approximately 29.9%, 21.5%, 10.8% and 10.7% of the Company’s total revenues, respectively.

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

Although the Company has determined that the majority of the inputs used to value its derivatives classified as cash flow hedges fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its valuations related to derivatives classified as cash flow hedges in their entirety are classified in Level 2 of the fair value hierarchy (see Note 19).

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

Derivative Instruments:

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, from time to time the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

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

Revision to Condensed Consolidated Statements of Cash Flows:

Subsequent to the issuance of the Parent Company’s condensed consolidated financial statements for the six months ended June 30, 2012, the Parent Company determined that a cash outflow related to a contingent consideration payment in the six months ended June 30, 2012 should have been reflected as a cash outflow from financing activities rather than operating activities within the condensed consolidated statement of cash flows. The Parent Company reviewed the impact of this correction with respect to the prior period condensed consolidated financial statements and determined that the correction was not material. However, the Parent Company has revised the accompanying condensed consolidated statement of cash flows to reflect this correction in the prior period. The effect of the correction to the condensed consolidated statements of cash flows for the six months ended June 30, 2012 is an increase to cash flows provided by operating activities from an original balance of $16.6 million to a corrected balance of $18.2 million and a decrease to cash flows provided by financing activities from an original balance of $62.9 million to a corrected balance of $61.3 million (a total change of approximately $1.6 million). This correction had no effect on previously reported revenues, net loss, assets or equity.

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

3. Acquisitions:

The Company completed the following property acquisition in the six months ended June 30, 2013, which was acquired for cash (in thousands):

Property	Date Acquired	Location	Debt Assumed
Tracy Pavilion	January 24, 2013	Tracy, CA	$—

The following summary provides an allocation of purchase price for the above acquisition (dollars in thousands):

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

The Company completed the following property acquisitions in the six months ended June 30, 2012, which were acquired for cash unless specified below (in thousands):

Consolidated Property	Date Acquired	Location	Debt Assumed
Promenade Corporate Center	January 23, 2012	Scottsdale, AZ	$—
EastChase Market Center	February 17, 2012	Montgomery, AL	—
Lake Pleasant Pavilion	May 16, 2012	Peoria, AZ	28,250

Unconsolidated Property	Date Acquired	Location	Debt Assumed
La Costa Town Center	February 29, 2012	La Costa, CA	$—

The following summary provides an allocation of purchase price for the above acquisitions (in thousands):

Consolidated Property	Building	Land	Above-Market Leases	Below-Market Leases	In-Place Leases	Debt (Premium)/Discount	Other	Purchase Price
Promenade Corporate Center(1)	$44,465	$4,477	$781	$(749)	$3,279	$—	$—	$52,253
EastChase Market Center	19,567	4,215	360	(1,296)	1,804	—	—	24,650
Lake Pleasant Pavilion	28,127	9,958	2,857	(184)	2,412	(1,420)	—	41,750

Total	$92,159	$18,650	$3,998	$(2,229)	$7,495	$(1,420)	$—	$118,653

Unconsolidated Property	Building	Land	Above-Market Leases	Below-Market Leases	In-Place Leases	Debt (Premium)/Discount	Other	Purchase Price
La Costa Town Center(2)	$15,054	$8,383	$86	$(2,069)	$2,046	$—	$—	$23,500

Total	$15,054	$8,383	$86	$(2,069)	$2,046	$—	$—	$23,500

(1)

The purchase price of $52.3 million reflects $13.9 million in cash paid and the issuance of 3,230,769 shares of common stock with a fair value of approximately $39.1 million based on a closing price of $12.11 per share on the date of acquisition. The purchase price noted above is net of master lease agreements between the Company and the seller in the amount of $772,000 (included in other assets on the accompanying condensed consolidated balance sheets) based on the estimated fair value of funds expected to be received from escrow in connection with the acquisition. Payments under the master lease agreements commence upon the expiration of two existing leases in June 2012 and February 2013 (with terms through May 2013 and January 2015, respectively) unless the related spaces are re-leased with base rents equaling or exceeding the master lease payments. In addition, the seller has agreed to reimburse the Company for any expenditures resulting from tenant improvements or leasing commissions related to the spaces to the extent that funds remain available pertaining to the master lease agreements. See Note 19 for a discussion of changes in the fair value of this asset after the initial acquisition.

(2)

This property was originally purchased as a consolidated property. However, in September 2012 the La Costa Town Center property was contributed in exchange for proceeds of approximately $21.2 million to a newly-formed entity in which the Company holds a 20% ownership interest (see Note 14). The Company accounts for its remaining equity ownership in the property in a manner similar to the equity method of accounting, which is reflected in the accompanying condensed consolidated balance sheets as an investment in unconsolidated entities.

The Company recorded revenues and a net loss for the three months ended June 30, 2013 of $746,000 and $10,000, respectively, and for the six months ended June 30, 2013 of $1.3 million and $12,000, respectively, related to the 2013 acquisition. The Company recorded revenues and net income for the three months ended June 30, 2012 of $3.5 million and $36,000, respectively, and recorded revenues and a net loss for the six months ended June 30, 2012 of $7.0 million and $12,000, respectively, related to the 2012 acquisitions.

The following unaudited pro forma information for the three and six months ended June 30, 2013 and 2012 has been prepared to reflect the incremental effect of the properties acquired in 2013 and 2012, as if such acquisitions had occurred on January 1, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues	$27,463	$22,112	$55,113	$44,106
Net income (loss)(1)	$3,472	$(95)	$3,840	$242

(1)

Pro forma results for the six months ended June 30, 2013 were adjusted to exclude non-recurring acquisition costs of approximately $57,000 related to the 2013 acquisition. The pro forma results for the six months ended June 30, 2012 were adjusted to include these costs relating to the 2013 acquisition. A portion of the 2012 acquisitions were funded with proceeds from the offering of 8.125% Series B Cumulative Redeemable Preferred Stock (“Series B preferred stock”) that closed in January 2012. However, pro forma net income for the three and six months ended June 30, 2012 is not adjusted for this funding as the assumed Series B preferred stock quarterly dividends of approximately $1.9 million are not included in the determination of net income (included only as a reduction of net income (loss) attributable to the common stockholders).

At June 30, 2013, the allocation of purchase price to tangible and intangible assets for all 2012 and 2013 acquisitions had been completed with the exception of one item pertaining to the Company’s acquisition of the West Broad Village property. In connection with the acquisition of this property, the Company received a credit at closing in the amount of $450,000 (recorded as a liability) representing the estimated amount due to the property’s tenants for prior periods in which the landlord had not yet completed a reconciliation of common area maintenance expenses. The seller had not provided the Company with the information necessary to complete the reconciliations as of June 30, 2013, but the Company expects to receive the necessary information prior to September 30, 2013.

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
In-place leases, net of accumulated amortization of $23.5 million and $20.7 million as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 80 and 82 months as of June 30, 2013 and December 31, 2012, respectively)	$43,838	$50,666

Above-market leases, net of accumulated amortization of $6.6 million and $5.2 million as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 67 and 70 months as of June 30, 2013 and December 31, 2012, respectively)	14,164	15,888

Leasing commissions, net of accumulated amortization of $6.1 million and $4.9 million as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 105 and 111 months as of June 30, 2013 and December 31, 2012, respectively)	17,057	19,092

	$75,059	$85,646

Estimated amortization of lease intangible assets as of June 30, 2013 for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2013 (remaining six months)	$9,002
2014	14,734
2015	10,524
2016	7,802
2017	6,862
Thereafter	26,135

Total	$75,059

Amortization expense recorded on the lease intangible assets for the three months ended June 30, 2013 and 2012 was $5.5 million and $4.6 million, respectively. Included in these amounts are $1.1 million and $823,000, respectively, of amortization of above-market lease intangible assets recorded against rental revenue. Amortization expense recorded on the lease intangible assets for the six months ended June 30, 2013 and 2012 was $12.8 million and $9.5 million, respectively. Included in these amounts are $2.6 million and $1.6 million, respectively, of amortization of above-market lease intangible assets recorded against rental revenue.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Below-market leases, net of accumulated amortization of $6.3 million and $5.0 million as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 128 months as of June 30, 2013 and December 31, 2012)	$24,444	$26,455

Amortization recorded on the lease intangible liabilities for the three months ended June 30, 2013 and 2012 was $877,000 and $767,000, respectively. Amortization recorded on the lease intangible liabilities for the six months ended June 30, 2013 and 2012 was $2.3 million and $1.7 million, respectively. These amounts were recorded as rental revenue in the Company’s condensed consolidated statements of operations.

Estimated amortization of lease intangible liabilities as of June 30, 2013 for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2013 (remaining six months)	$1,717
2014	3,090
2015	2,561
2016	2,226
2017	2,104
Thereafter	12,746

Total	$24,444

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

As of June 30, 2013 and December 31, 2012, total carrying amount of assets was approximately $15.7 million and $15.9 million, respectively, which includes approximately $13.5 million and $13.6 million, respectively, of real estate assets at the end of each period. As of June 30, 2013 and December 31, 2012, the total carrying amount of liabilities was approximately $14.3 million.

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

8. Debt

Debt of the Parent Company

The Parent Company does not directly hold any indebtedness. All of the Company’s debt is held directly or indirectly by the Operating Partnership. However, the Parent Company has guaranteed the Operating Partnership’s mortgage loan secured by the Red Rock Commons property, a portion of the Operating Partnership’s mortgage loan secured by the Park West Place property and the Operating Partnership’s unsecured revolving credit facility (including the letter of credit that secures the redevelopment revenue bonds at the Northside Mall property).

Debt of the Operating Partnership

Mortgages Payable

Mortgages payable held by the Operating Partnership at June 30, 2013 and December 31, 2012 consist of the following (dollars in thousands):

	Carrying Amount of Mortgage Notes		Contractual Interest Rate	Effective Interest Rate	Monthly Payment(1)	Maturity Date
Property Pledged as Collateral	June 30, 2013	December 31, 2012
Five Forks Place	$—	$4,882	—	—	$—	June 2013
Grant Creek Town Center	—	15,342	—	—	—	June 2013
Park West Place(2)	55,800	55,800	2.50%	3.66%	109	December 2013
Edwards Theatres	11,689	11,859	6.74%	5.50%	95	February 2014
Red Rock Commons(3)	13,903	13,800	1.90%	1.90%	21	March 2014
Excel Centre	12,150	12,284	6.08%	6.08%	85	May 2014
Merchant Central	4,419	4,468	5.94%	6.75%	30	July 2014
Gilroy Crossing	46,236	46,646	5.01%	5.01%	263	October 2014
The Promenade	48,831	49,703	4.80%	4.80%	344	October 2015
5000 South Hulen	13,540	13,655	5.60%	6.90%	83	April 2017
Lake Pleasant Pavilion	28,011	28,176	6.09%	5.00%	143	October 2017
Rite Aid — Vestavia Hills	1,101	1,184	7.25%	7.25%	21	October 2018
West Broad Village(4)	39,700	50,000	3.33%	3.33%	114	May 2020
Lowe’s, Shippensburg	13,337	13,511	7.20%	7.20%	110	October 2031
Northside Mall(5)	12,000	12,000	0.07%	1.07%	1	November 2035

	300,717	333,310
Plus: premium(6)	518	625

Mortgage notes payable, net	$301,235	$333,935

(1)	Amount represents the monthly payment of principal and interest at June 30, 2013.

(2)

The loan bears interest at a rate of LIBOR plus 2.25% (variable interest rate of 2.50% at each of June 30, 2013 and December 31, 2012). In December 2010, the Company entered into interest rate swap contracts, which fix LIBOR at an average of 1.41% for the term of the loan. The maturity date may be extended for an additional one-year period through December 2014 at the Company’s option and upon the satisfaction of conditions precedent and the payment of an extension fee.

(3)

The maturity date for the Red Rock Commons construction loan was extended to March 2014 and may be extended for an additional one-year period through March 2015 at the Company’s option and upon the satisfaction of conditions precedent and the payment of an extension fee. The construction loan bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on the Company’s leverage ratio (variable interest rate of 1.90% at June 30, 2013 and 2.45% at December 31, 2012).

(4)	The loan at the West Broad Village property was refinanced in April 2013 and bears a fixed rate of 3.33% with a new maturity date of May 1, 2020. Debt payments are interest-only through May 2016.

(5)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.07% at June 30, 2013 and 0.14% at December 31, 2012). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $107,000 and $110,000 at June 30, 2013 and December 31, 2012, respectively, will be amortized as additional interest expense through November 2035.

(6)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the three months ended June 30, 2013 and 2012 was $16,000 and $29,000, respectively, and for the six months ended June 30, 2013 and 2012 was $16,000 and $139,000, respectively.

The Company’s mortgage debt maturities at June 30, 2013 for each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2013 (remaining six months)	$57,988
2014	90,654
2015	47,381
2016	1,781
2017	40,776
Thereafter	62,137

$300,717

Unsecured Revolving Credit Facility

On July 20, 2012, the Operating Partnership entered into an amended and restated credit agreement, which provided an increase in borrowings available under its credit facility to $250.0 million, decreased the fees pertaining to the unused capacity depending on utilization of the borrowing capacity, decreased the applicable interest rate and extended the maturity date. The Operating Partnership has the ability from time to time to increase the size of the unsecured revolving credit facility by up to an additional $200.0 million for a total borrowing capacity of $450.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is July 19, 2016 and may be extended for one additional year at the Operating Partnership’s option. The Operating Partnership, among other things, is subject to covenants requiring the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt and (2) minimum fixed coverage ratios. At June 30, 2013, the Operating Partnership believes that it was in compliance with all the covenants in the credit agreement.

The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on the Operating Partnership’s leverage ratio. The Operating Partnership also pays a fee of 0.25% or 0.35% for any unused portion of the unsecured revolving credit facility, depending on the Operating Partnership’s utilization of the borrowing capacity. Borrowings from the unsecured revolving credit facility were $109.0 million at June 30, 2013 at a weighted-average interest rate of 1.85%. The Operating Partnership issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on the Company’s condensed consolidated balance sheets. At June 30, 2013, there was approximately $128.8 million available for borrowing under the unsecured revolving credit facility.

9. Earnings Per Share of the Parent Company

Basic earnings (loss) per share is computed by dividing income (loss) applicable to common stockholders by the weighted average shares outstanding, as adjusted for the effect of participating securities. The Parent Company’s unvested restricted share awards are participating securities as they contain non-forfeitable rights to dividends. The impact of unvested restricted share awards on earnings (loss) per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends and the unvested restricted shares’ participation rights in undistributed earnings (losses).

The calculation of diluted earnings per share for the three and six months ended June 30, 2013 does not include 694,633 and 697,162 shares, respectively, of unvested restricted common stock or 1,225,115 and 1,233,143 OP units, respectively, as the effect of including these equity securities was anti-dilutive to net income or net loss attributable to the common stockholders. The calculation of diluted earnings per share for the three and six months ended June 30, 2012 does not include 933,487 and 961,704 shares, respectively, of unvested restricted common stock, 79,215 and 90,667 shares, respectively, of contingently issuable common stock related to the 2011 Edwards Theatres acquisition, or 1,205,303 and 1,299,035 OP units, respectively, as the effect of including these equity securities was anti-dilutive to net loss attributable to the common stockholders. In addition, 3,333,400 common shares issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (“Series A preferred stock”) were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three and six months ended June 30, 2013 and 2012.

Computations of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 (in thousands, except share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Basic earnings per share:
Income from continuing operations	$3,427	$312	$3,706	$699
Preferred dividends	(2,744)	(2,744)	(5,488)	(4,865)
Allocation to participating securities	(114)	(149)	(228)	(299)
Income from continuing operations attributable to non-controlling interests	(105)	—	(141)	(3)

Income (loss) from continuing operations applicable to the common stockholders	$464	$(2,581)	$(2,151)	$(4,468)

Net income (loss) attributable to the common stockholders	$623	$(2,376)	$(1,825)	$(4,059)
Allocation to participating securities	(114)	(149)	(228)	(299)

Net income (loss) applicable to the common stockholders	$509	$(2,525)	$(2,053)	$(4,358)

Weighted-average common shares outstanding:
Basic and diluted	47,150,296	32,785,490	46,256,359	32,273,468

Basic and diluted earnings per share:
Income (loss) from continuing operations per share attributable to the common stockholders	$0.01	$(0.08)	$(0.05)	$(0.14)
Income from discontinued operations per share attributable to the common stockholders	—	—	0.01	—

Net income (loss) per share attributable to the common stockholders	$0.01	$(0.08)	$(0.04)	$(0.14)

10. Earnings Per Unit of the Operating Partnership

Basic earnings (loss) per unit is computed by dividing income (loss) applicable to unitholders by the weighted average OP units outstanding, as adjusted for the effect of participating securities. The Operating Partnership’s unvested restricted OP unit awards are participating securities as they contain non-forfeitable rights to dividends. The impact of unvested restricted OP unit awards on earnings (loss) per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted OP unit awards based on distributions and the unvested restricted OP units’ participation rights in undistributed earnings (losses).

The calculation of diluted earnings per unit for the three and six months ended June 30, 2013 does not include 694,633 and 697,162 units, respectively, of unvested restricted OP units, as the effect of including these equity securities was anti-dilutive to net income or net loss attributable to the unitholders. The calculation of diluted earnings per share for the three and six months ended June 30, 2012 does not include 933,487 and 961,704 units, respectively, of unvested restricted OP units, or 79,215 and 90,667 units, respectively, of contingently issuable OP units related to the 2011 Edwards Theatres acquisition, respectively, as the effect of including these equity securities was anti-dilutive to net loss attributable to the common stockholders. In addition, 3,333,400 OP units issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Units (“Series A preferred units”) were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the three and six months ended June 30, 2013 and 2012.

Computations of basic and diluted earnings per unit for the three and six months ended June 30, 2013 and 2012 (in thousands, except share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Basic earnings per unit:
Income from continuing operations	$3,427	$312	$3,706	$699
Preferred distributions	(2,744)	(2,744)	(5,488)	(4,865)
Allocation to participating securities	(114)	(149)	(228)	(299)
Income from continuing operations attributable to non-controlling interests	(85)	(75)	(172)	(141)

Income (loss) from continuing operations applicable to the unitholders	$484	$(2,656)	$(2,182)	$(4,606)

Net income (loss) attributable to the unitholders	$643	$(2,462)	$(1,864)	$(4,216)
Allocation to participating securities	(114)	(149)	(228)	(299)

Net income (loss) applicable to the unitholders	$529	$(2,611)	$(2,092)	$(4,515)

Weighted-average common OP units outstanding:
Basic and diluted	48,375,411	33,990,793	47,489,502	33,572,503

Basic and diluted earnings per unit:
Income (loss) from continuing operations per unit attributable to the unitholders	$0.01	$(0.08)	$(0.05)	$(0.14)
Income from discontinued operations per unit attributable to the unitholders	—	—	0.01	0.01

Net income (loss) per unit attributable to the unitholders	$0.01	$(0.08)	$(0.04)	$(0.13)

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

During the three months ended June 30, 2013 and 2012, the Company recorded no amounts in earnings attributable to hedge ineffectiveness. During the next twelve months, the Company estimates that an additional $307,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of June 30, 2013, the Company had the following outstanding interest rate swaps and other derivatives instruments (in thousands):

	Fair Value(1)		Current Notional Amount	Strike Rate	Expiration Date
Type of Derivative Instrument	June 30, 2013	December 31, 2012
Interest rate swaps(2)	$307	$620	$55,800	1.34% to 1.48%	December 2013
Other derivative instrument(3)	—	274			March 2013

Total derivative instruments	$307	$894

(1)	Fair value of derivative instruments does not include any related accrued interest payable to the counterparty.

(2)	The interest rate swaps are classified within accounts payable and other liabilities on the accompanying condensed consolidated balance sheets.

(3)

The Company’s purchase agreement executed in connection with the acquisition of the Edwards Theatres property in March 2011 contained a provision determined to be an embedded derivative instrument. The embedded derivative provided a guaranteed fair value for the OP units provided to the sellers of the property if redeemed for shares of the Parent Company’s common stock or cash, at the Company’s election, prior to its expiration in March 2013. The fair value of the embedded derivative at each period was calculated through the use of a Monte Carlo valuation model based on the historical volatility and closing price of the Parent Company’s common stock and a risk-free interest rate (see Note 19 for discussion of changes in the fair value of this derivative). The embedded derivative was classified within accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Amount of unrealized loss recognized in OCI (effective portion):
Interest rate swaps	$(11)	$(39)	$(11)	$(212)
Other derivatives	—	—	—	—

Total	$(11)	$(39)	$(11)	$(212)

Amount of loss reclassified from accumulated OCI into income (effective portion):
Interest rate swaps (interest expense)	$(163)	$(163)	$(325)	$(320)
Other derivatives	—	—	—	—

Total	$(163)	$(163)	$(325)	$(320)

Amount of gain recognized in income (ineffective portion and amount excluded from effectiveness testing):
Interest rate swaps (other income/expense)	$—	$—	$—	$—
Other derivatives (changes in fair value of financial instruments and gain on OP unit redemption)	—	589	230	1,051

Total	$—	$589	$230	$1,051

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

If the Company had breached any of these provisions at June 30, 2013, it could have been required to settle its obligations under the agreements at their termination value. As of June 30, 2013, the termination value defined as the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was a liability of approximately $357,000. As of June 30, 2013, the Company has not posted any collateral related to these agreements.

Although the Company’s derivative contracts are subject to a master netting arrangement, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

12. Equity of the Parent Company

The Parent Company has issued restricted stock awards to senior executives, directors and employees totaling 1,133,130 shares of common stock (net of forfeitures of 23,000 shares), which are included in the total shares of common stock outstanding as of June 30, 2013.

As of June 30, 2013, the Parent Company had outstanding 2,000,000 shares of 7.00% Series A preferred stock, with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series A preferred stock when, as and if declared by the Parent Company’s board of directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series A preferred stock is $1.75, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is convertible, at the holders’ option, at any time and from time to time, into common stock of the Parent Company at an initial conversion rate of 1.6667 shares of common stock per share of Series A preferred stock, which is equivalent to an initial conversion price of $15.00 per share. The conversion price will be subject to customary adjustments in certain circumstances. On or after April 1, 2014, the Parent Company may, at its option, convert some or all of the Series A preferred stock if the closing price of the common stock equals or exceeds 140% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the notice of exercise of conversion is sent and the Parent Company has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the Series A preferred stock.

As of June 30, 2013, the Parent Company had outstanding 3,680,000 shares of 8.125% Series B preferred stock, with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series B preferred stock, when, as and if declared by the Parent Company’s board of directors, at a rate of 8.125% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series B preferred stock is $2.03125, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series B preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. At any time on and after January 31, 2017, the Parent Company may, at its option, redeem the Series B preferred stock, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. In addition, upon the occurrence of a change of control, the Parent Company or a successor may, at its option, redeem the Series B preferred stock, in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.

The Parent Company’s board of directors has authorized a stock repurchase program under which the Parent Company may acquire up to $30.0 million of its common stock in open market and negotiated purchases with no expiration date. As of June 30, 2013, approximately $23.3 million remained available under the stock repurchase program to acquire outstanding shares of the Parent Company’s common stock.

The Parent Company has entered into equity distribution agreements (the “Equity Distribution Agreements”) with four sales agents, under which it can issue and sell shares of the Parent Company’s common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements were initially entered into in March 2012 with an aggregate offering price of up to $50.0 million. The Equity Distribution Agreements were subsequently amended and restated in May 2013, permitting additional sales with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). During the six months ended June 30, 2013 the Parent Company completed the issuance of 3,065,528 shares pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $39.3 million at an average stock issuance price of $13.05 per share. The Company used the net proceeds to repay outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes. Subsequent to June 30, 2013, the Parent Company issued 146,400 shares pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $1.9 million at an average stock issuance price of $13.19 per share.

Consolidated net income is reported in the Company’s consolidated financial statements at amounts that include the amounts attributable to both the common stockholders and the non-controlling interests. During the period from March 2012 to March 2013, a total of 591,474 OP units related to the Edwards Theatres acquisition were tendered to the Parent Company for redemption, resulting in the issuance of an additional 531,768 shares of common stock and cash payments totaling approximately $1.9 million to former unitholders (see Note 19 for further discussion). In October 2012, the Operating Partnership issued an additional 411,184 OP units in connection with the acquisition of the Company’s West Broad Village property.

A charge/credit is recorded each period in the consolidated statements of income for the non-controlling interests’ proportionate share of the Company’s net income (loss). Ownership interests held by the Company do not include unvested restricted stock.

2010 Equity Incentive Award Plan

The Company has established the 2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (the “2010 Plan”), pursuant to which the Parent Company’s board of directors or a committee of its independent directors may make grants of stock options, restricted stock, stock appreciation rights and other stock-based awards to its non-employee directors, employees and consultants (an equivalent amount of common OP units are issued to the Parent Company for each such grant with similar terms and conditions). The maximum number of shares of the Parent Company’s common stock that may be issued pursuant to the 2010 Plan is 1,350,000 (of which 239,870 shares of common stock remain available for issuance as of June 30, 2013).

The following shares of restricted common stock were issued during the six months ended June 30, 2013:

Grant Date	Price at Grant Date	Number	Vesting Period (yrs.)
March 6, 2013(1)	$13.43	41,500	4
May 7, 2013(2)	$15.11	10,588	1
June 7, 2013(2)	$13.36	1,000	4

(1)

Shares issued to certain of the Company’s employees. These shares vest over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in equal quarterly installments thereafter.

(2)	Shares issued to members of the Company’s board of directors. These shares vest in equal quarterly installments.

Shares of the Parent Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Parent Company’s restricted common stock have full voting rights and rights to dividends upon grant. The Company recognized compensation expense during the three months ended June 30, 2013 and 2012 of $568,000 and $804,000, respectively, and during the six months ended June 30, 2013 and 2012 of $1.1 million and $1.6 million, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures. Stock compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

As of June 30, 2013 and December 31, 2012, there was approximately $2.7 million and $3.4 million, respectively, of total unrecognized compensation expense related to the non-vested shares of the Parent Company’s restricted common stock. As of June 30, 2013 and December 31, 2012, this expense was expected to be recognized over a weighted-average remaining period of 1.6 and 2.0 years, respectively.

	Number of Unvested Shares of Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance - January 1, 2013	701,396	$10.02
Grants	53,088	$13.76
Forfeitures	(20,000)	$13.43
Vested	(62,951)	$12.38

Balance - June 30, 2013	671,533	$9.99

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount of their eligible compensation as determined by the Internal Revenue Service. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to 3.0% of eligible compensation and 50% of employee deferrals for the next 2.0% of eligible compensation, is fully vested and funded as of June 30, 2013. Costs related to the matching portion of the plan for the three months ended June 30, 2013 and 2012 were approximately $38,000 and $30,000, respectively, and for the six months ended June 30, 2013 and 2012 were approximately $73,000 and $57,000, respectively.

13. Equity of the Operating Partnership

As of June 30, 2013, the Operating Partnership had outstanding 49,251,488 OP units. The Parent Company owned 97.5% of the partnership interests in the Operating Partnership at June 30, 2013, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

In addition, as of June 30, 2013, the Operating Partnership had outstanding 2,000,000 7.00% Series A preferred units and 3,680,000 8.125% Series B Cumulative Redeemable Preferred Units (collectively referred to as the “Preferred Units”). The Preferred Units were issued to the Parent Company in exchange for the net proceeds from the issuance of preferred stock of the Parent Company and contain the same terms and conditions as the preferred stock instruments (including distribution rates, exchange or redemption provisions, etc.).

In connection with the Parent Company’s Equity Distribution Agreements, during the six months ended June 30, 2013 the Operating Partnership issued 3,065,528 OP units to the Parent Company in exchange for net proceeds of approximately $36.3 million (not including an amount due from the Parent Company of $2.9 million representing proceeds from equity offerings not yet contributed in exchange for common OP units), which were used to repay outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes. Subsequent to June 30, 2013, the Operating Partnership issued an additional 146,400 OP units in exchange for net proceeds of approximately $1.9 million resulting from sale of the Parent Company’s common stock under the Equity Distribution Agreements.

Consolidated net income is reported in the Operating Partnership’s consolidated financial statements at amounts that include the amounts attributable to both the unitholders and the non-controlling interests in a consolidated joint venture property. During the period from March 2012 to March 2013, a total of 591,474 OP units related to the 2011 Edwards Theatres acquisition were tendered to the Parent Company for redemption, resulting in the issuance of an additional 531,768 shares of the Parent Company’s common stock (and the issuance of an equivalent number of OP units to the Parent Company) and cash payments totaling approximately $1.9 million to former unitholders (see Note 19 for further discussion). In October 2012, the Operating Partnership issued an additional 411,184 OP units in connection with the acquisition of the Company’s West Broad Village property.

The following table shows the vested partnership interests in the Operating Partnership as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	47,354,840	97.5%	44,204,287	97.3%
Non-controlling interests consisting of:
OP units held by employees and third parties	1,225,115	2.5%	1,245,019	2.7%

Total	48,579,955	100.0%	45,449,306	100.0%

14. Investment in Unconsolidated Entities

On September 7, 2012, the Company contributed the La Costa Town Center property to a limited liability company (the “La Costa LLC”) with GEM Realty Capital, Inc. (“GEM”) in which the Company and GEM hold 20% and 80% ownership interests, respectively. The Company received approximately $21.2 million in exchange for the 80% ownership interest acquired by GEM. The Company’s remaining interest is reflected in the accompanying balance sheets at the Company’s historical cost basis as an investment in a profit-sharing arrangement. The contribution was not considered a sale of real estate due to terms in the La Costa LLC formation documents that could require the Company’s continuing participation in the future under certain circumstances. La Costa LLC does not qualify as a VIE and consolidation is not required as the Company does not control the operations of the property and the majority owner will bear the majority of any losses incurred. The Company will receive 20% of the cash flow distributions and may receive a greater portion of cash distributions in the future based upon the performance of the property and the availability of cash for distribution. In addition, the Company receives fees in its role as the day-to-day property manager and for any development services that it provides. The Company’s interest in the income or losses of the underlying venture is reflected in a manner similar to the equity method of accounting.

On October 19, 2012, the Company acquired a 50% tenant-in-common ownership interest in a property (The Fountains at Bay Hill, or “Bay Hill”) for a purchase price of approximately $19.8 million as a part of a larger acquisition. The remaining 50% undivided interest in the Bay Hill property is held by MDC Fountains, LLC (“MDC”). The Bay Hill property does not qualify as a VIE and consolidation is not required as the Company does not control the operations of the property. The Company will receive 50% of the cash flow distributions and recognize 50% of the results of operations. In addition, the Company receives fees in its role as the day-to-day property manager. The Company’s 50% ownership interest is reflected in the accompanying balance sheets as an investment in unconsolidated entities and the Company’s interest in the income or losses of the property is recorded based on the equity method of accounting.

General information on the La Costa LLC and Bay Hill properties as of June 30, 2013 was as follows:

Unconsolidated Investment	Partner	Ownership Interest	Formation/ Acquisition Date	Property
La Costa LLC(1)	GEM	20%	September 7, 2012	La Costa Town Center
Bay Hill(2)	MDC	50%	October 19, 2012	The Fountains at Bay Hill

(1)

At June 30, 2013, La Costa LLC had real estate assets of $23.4 million, total assets of $25.4 million, mortgages payable of $14.1 million and total liabilities of $14.9 million. At December 31, 2012, La Costa LLC had real estate assets of $23.4 million, total assets of $26.3 million, mortgages payable of $14.1 million and total liabilities of $16.0 million. For the three months ended June 30, 2013, total revenues were $393,000, total expenses were $567,000 and net loss was $451,000. For the six months ended June 30, 2013, total revenues were $2.3 million, total expenses were $2.0 million and net loss was $264,000. The mortgage note was assumed with the contribution of the property. The mortgage note bears interest at the rate of LIBOR plus a margin of 575 basis points (6.0% at each of June 30, 2013 and December 31, 2012). The mortgage note has a maturity date of October 1, 2014, which may be extended for three additional one-year periods at the LLC’s election and upon the satisfaction of certain conditions (including the payment of an extension fee upon the exercise of the 2nd and 3rd renewal options, execution of an interest rate cap and the establishment of certain reserve accounts). La Costa LLC has also entered into an interest rate cap related to the mortgage note, which limits LIBOR to a maximum of 3.0% and expires on October 1, 2014.

(2)

At June 30, 2013 and December 31, 2012, there were $23.6 million and $23.9 million, respectively, in outstanding borrowings on the mortgage note assumed with the acquisition of the Bay Hill property. The mortgage note bears interest at the rate of LIBOR plus a margin of 325 basis points (3.4% at June 30, 2013 and 3.5% at December 31, 2012). The mortgage note has a maturity date of April 2, 2015, which may be extended for two additional one-year periods at the borrower’s election and upon the satisfaction of certain conditions.

15. Discontinued Operations

On July 19, 2013, the Company completed the disposition of the Walgreens property (part of the retail properties segment – see Note 21). As of June 30, 2013, the the property was classified as held for sale with the aggregated assets reflected as real estate held for sale, net of accumulated depreciation on the accompanying condensed consolidated balance sheets (there were no material liabilities at the time of the disposition):

	(in thousands)
Property	Sales Price	Gain on Sale	Date of Sale	Acquisition Date
Walgreens — Corbin (North)	$4,514	$1,287	7/19/2013	5/24/2010

The results of operations for the property is reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. The following table summarizes the revenue and expense components that comprise income from discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Total revenues	$70	$70	$141	$141
Total expenses	25	25	51	50

Income before non-controlling interests and gain on sale of real estate assets	45	45	90	91
Gain on sale of real estate assets	—	—	—	—
Non-controlling interest in discontinued operations(1)	—	11	8	19

Income from discontinued operations available to the common stockholders	$45	$56	$98	$110

(1)

Amounts represent the portion of non-controlling interest related to OP units not held by the Parent Company that would be attributable to discontinued operations (no amounts would be allocable with respect to the consolidated financial statements of the Operating Partnership).

The following table summarizes the composition of the aggregated assets as reported on the accompanying condensed consolidated financial statements (in thousands):

June 30, 2013
Assets:
Property, net	$2,849
Intangible assets	377
Other assets	—

Total real estate held for sale, net of accumulated depreciation	$3,226

16. Related Party Transactions

Many of the employees of Excel Realty Holdings, LLC (“ERH”) became employees of the Company subsequent to the Company’s initial public offering. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. In the three months ended June 30, 2013 and 2012, approximately $65,000 and $79,000, respectively, and in each of the six months ended June 30, 2013 and 2012, approximately $148,000 was reimbursed to the Company from ERH and included in other income in the condensed consolidated statements of operations.

At June 30, 2013, the Operating Partnership had recognized an amount due from the Parent Company of approximately $2.9 million (classified within other assets in the consolidated balance sheets) relating to proceeds from the issuance of the Parent Company’s common stock (with the issuance of an equivalent number of common OP units to the Parent Company), which had not yet been contributed to the Operating Partnership. The Operating Partnership collected the receivable in July 2013.

17. Income Taxes

Income Taxes of the Parent Company

The Parent Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the taxable year ended December 31, 2010. To qualify as a REIT, the Parent Company must meet a number of organizational and operational requirements, including the requirement that it distribute currently at least 90% of its REIT taxable income to its stockholders. It is the Parent Company’s intention to comply with these requirements and maintain the Parent Company’s REIT status. As a REIT, the Parent Company generally will not be subject to corporate federal, state or local income taxes on income it distributes currently (in accordance with the Code and applicable regulations) to its stockholders. If the Parent Company fails to qualify as a REIT in any taxable year, then it will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if the Parent Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income, properties and operations and to federal income and excise taxes on its taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder and on the taxable income of any of its taxable REIT subsidiaries.

Income Taxes of the Operating Partnership

As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the general and limited partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. The Operating Partnership may be subject to certain state or local taxes on its income and property.

The Operating Partnership has formed a taxable REIT subsidiary (the “TRS”) on behalf of the general partner. In general, the TRS may perform non-customary services for tenants, hold assets that the general partner cannot hold directly and, except for the operation or management of health care facilities or lodging facilities or the providing of any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, may engage in any real estate or non-real estate related business. The TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. There is no tax provision for the TRS for the periods presented in the accompanying consolidated statements of income due to net operating losses incurred. No tax benefits have been recorded since it is not considered more likely than not that the deferred tax asset related to the net operating loss carry-forwards will be utilized.

18. Commitments and Contingencies

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

19. Fair Value of Financial Instruments

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

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis (in thousands):

	Balance at June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations(1)	$721	$—	$—	$721

Liabilities:
Interest rate swaps (see Note 11)	$(307)	$—	$(307)	$—
Contingent consideration related to business combinations(2)	(235)	$—	—	(235)

Total	$(542)	$—	$(307)	$(235)

	Balance at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations(1)	$992	$—	$—	$992

Liabilities:
Interest rate swaps (see Note 11)	$(620)	$—	$(620)	$—
Contingent consideration related to business combinations(2)	(1,787)	$—	—	(1,787)
Derivative instrument related to business combinations (see Note 11)(3)	(274)	—	—	(274)

Total	$(2,681)	$—	$(620)	$(2,061)

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

(2)

Additional consideration was potentially due to the prior owners of two properties purchased in 2012 contingent upon their ability to lease-up vacant space at those properties during 2013. The balance of $1.8 million at December 31, 2012 represented the Company’s best estimate of the fair value of funds expected to be paid to the former owners. The earn-out period for one of the two properties expired at June 30, 2013, resulting in a reversal of the contingent liability of approximately $1.6 million based on a short-fall in the expected leasing. At June 30, 2013, a contingent liability with a fair value of approximately $235,000 remained relating to the potential earn-out for the additional property acquired in 2012 with the earn-out period expiring on September 30, 2013 (the maximum amount of contingent consideration that may be contractually earned by the prior owner at June 30, 2013 is $235,000).

(3)

Amount reflects the fair value of a provision within a purchase agreement that provides a guaranteed redemption value for OP units provided to the sellers of the Edwards Theatres property acquired in March 2011. The Company has estimated the fair value of the embedded derivative instrument using a Monte Carlo valuation model based on the historical volatility and closing price of the Parent Company’s common stock and a risk-free interest rate. This amount is included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets, with changes in the fair value of the embedded derivative recorded as gain (loss) on changes in fair value of financial instruments and gain on OP unit redemption in the condensed consolidated statements of operations. This embedded derivative instrument expired on March 11, 2013.

During the period from March 2012 to March 2013, 591,474 OP units were tendered to the Company for redemption, resulting in the issuance of 531,768 shares of common stock and cash payments totaling approximately $1.9 million. The Company has recognized the acquisition of non-controlling interests based on the fair value of shares issuable in connection with the one-for-one redemption right available to all holders of OP units. The Company recognized a loss of approximately $16,000 for the six months ended June 30, 2013 as a result of the deficit of the fair value of the guarantee over the fair value of the consideration required to settle. The Company recognized gains of approximately $175,000 and $349,000 for the three and six months ended June 30, 2012, respectively, as a result of the excess of the fair value of the guarantee over the fair value of the consideration required to settle. In total, the Company recognized increases in additional paid-in capital and common stock, par value, of approximately $279,000 and $2.3 million for the six months ended June 30, 2013 and 2012, respectively. The Company also recognized additional gains of $246,000 and $702,000 in the six months ended June 30, 2013 and 2012, respectively, as a result of revaluations of the redemption obligation.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2013 (in thousands):

	Other Assets Related to Business Combinations(1)	Contingent Consideration Related to Business Combinations(2)	Derivative Instruments Related to Business Combinations(3)
Beginning balance, January 1, 2013	$992	$(1,787)	$(274)
Total gains:
Included in earnings	6	1,552	246
Purchases, issuances, or settlements	(277)	—	28

Ending balance, June 30, 2013	$721	$(235)	$—

(1)

The change of $271,000 for other assets related to business combinations during the six months ended June 30, 2013 is comprised of payments received on the master lease assets and an increase in the estimated fair value of funds to be received from escrow of $6,000.

(2)

The change of $1.6 million for contingent consideration related to business combinations represents the reversal of a contingent liability related to the earn-out for one property as a result of a shortfall in expected leasing of vacant space at the property (recognized as changes in fair value of contingent consideration in the condensed consolidated statements of operations). The remaining earn-out has a fair value of approximately $235,000 based on the funds expected to be paid to the former owner, with the earn-out period expiring on September 30, 2013.

(3)

The change of $274,000 for derivative instruments related to business combinations during the six months ended June 30, 2013 is related to changes to the redemption provision for OP units issued in connection with the 2011 Edwards Theatres acquisition as a result of (a) a decrease of $246,000 due to recognition of a gain included in earnings related to changes in the fair value of the redemption obligation and (b) a decrease of $28,000 due to the redemption of corresponding OP units.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2012 (in thousands):

	Other Assets Related to Business Combinations(1)	Contingent Consideration Related to Business Combinations(2)	Derivative Instruments Related to Business Combinations(3)
Beginning balance, January 1, 2012	$—	$(1,613)	$(3,050)
Total gains:
Included in earnings	—	—	1,051
Purchases, issuances, or settlements	772	1,613	654

Ending balance, June 30, 2012	$772	$—	$(1,345)

(1)

The change of $772,000 for other assets related to business combinations during the six months ended June 30, 2012 is comprised of the recognition of a master lease asset of $772,000 related to the acquisition of the Promenade Corporate Center property (see Note 3).

(2)

The change of $1.6 million for contingent consideration related to business combinations during the six months ended June 30, 2012 is comprised of a decrease in the obligation due to the payment of approximately $1.6 million in earn-outs in January 2012.

(3)

The change of $1.7 million for derivative instruments related to business combinations during the six months ended June 30, 2012 is related to changes to the redemption provision for OP units issued in connection with the 2011 Edwards Theatres acquisition and is comprised of (a) a decrease of $1.0 million due to recognition of a gain related to changes in the fair value of the redemption obligation and a gain of $349,000 resulting from the redemption of OP units and (b) a decrease in the redemption obligation of $654,000 due to the redemption of corresponding OP units.

There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to any of the three levels of the fair value hierarchy during the three months ended June 30, 2013 and 2012.

The following table provides quantitative disclosure about significant unobservable inputs related to financial assets and liabilities measured on a recurring basis (Level 3 of the fair value hierarchy) as of June 30, 2013:

	Fair Value at June 30, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other assets related to business combinations(1)	$721	Cash flow	Tenant improvement allowance Lease commission TI construction period	$ $	12.00/sf - 35.00/sf 6.0 2-5 months	%
Contingent consideration related to business combinations(2)	$(235)	Cash flow	Tenant improvement allowance Lease commission TI construction period		$35.00/sf 6.0 2 months	%

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

The fair values of certain additional financial assets and liabilities at June 30, 2013 and December 31, 2012 (fair value measurements categorized as Level 3 of the fair value hierarchy) are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Note receivable (Other Assets)	$750	$750	$750	$750
Financial liabilities:
Mortgage notes payable	301,235	295,053	333,935	341,288
Notes payable	109,000	109,160	75,000	74,862

20. Subsequent Events

On July 1, 2013, the Company completed the acquisition of Stadium Center, a retail shopping center with 160,726 square feet of GLA located in Manteca, California for a contractual purchase price, excluding closing costs, of approximately $41.2 million. The purchase was funded by additional borrowings on the Company’s unsecured revolving credit facility. Tenants of Stadium Center include Ross Dress for Less, Jo-Ann, Office Max, Old Navy, Costco (non-owned) and Kohl’s (non-owned). An allocation of purchase price for the acquisition of the Stadium Center property has not yet been performed as the Company is continuing to collect the necessary information.

On July 2, 2013, the Company entered into a purchase agreement to acquire a land parcel at our Promenade property, located in Scottsdale, Arizona, for a contractual purchase price, excluding closing costs, of approximately $16.0 million and includes the assumption of a mortgage note in the amount of approximately $7.3 million. The acquisition of the property is subject to due diligence and other customary closing conditions. The land is currently under ground lease with Sears with a retail building with 135,000 square feet of GLA.

On July 17, 2013, the Company entered into a sales agreement to sell the Grant Creek Town Center property, located in Missoula, Montana, for a contractual sales price, excluding closing costs, of approximately $32.3 million. The sale of the property is subject to due diligence and other customary closing conditions.

On July 19, 2013, the Company completed the sale of the Walgreens property (retail properties segment), located in Corbin, Kentucky, for a sale price of approximately $4.5 million, which resulted in the recognition of a gain on sale of approximately $1.3 million. The property has been reflected as real estate held for sale, net of accumulated depreciation and discontinued operations as of June 30, 2013 in the accompanying condensed consolidated financial statements.

On August 1, 2013, the Company completed the acquisition of a retail shopping center with 194,736 square feet of GLA located in Houston, Texas for a contractual purchase price, excluding closing costs, of approximately $39.5 million. The purchase was funded by additional borrowings on the Company’s unsecured revolving credit facility. An allocation of purchase price for the acquisition of the property has not yet been performed as the Company is continuing to collect the necessary information.

21. Segment Disclosure

The Company’s reportable segments consist of the three types of commercial real estate properties for which management internally evaluates operating performance and financial results: Office Properties, Multi-family Properties (new in 2012) and Retail Properties. The Company was formed for the primary purpose of owning and operating Retail Properties. As such, administrative costs are shown under the Retail Properties segment. The Retail Properties operating segment also includes undeveloped land which the Company intends to develop into retail properties.

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

The following tables reconcile the Company’s segment activity to its condensed consolidated results of operations and financial position for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Office Properties:
Total revenues	$2,326	$2,274	$4,376	$4,106
Property operating expenses	(841)	(819)	(1,686)	(1,417)

Property operating income, as defined	1,485	1,455	2,690	2,689
Changes in fair value of contingent consideration	6	—	6	—
General and administrative costs	(2)	(29)	(7)	(96)
Depreciation and amortization	(913)	(1,055)	(1,853)	(1,849)
Interest expense	(193)	(197)	(385)	(395)

Net income	$383	$174	$451	$349

Multi-family Properties:
Total revenues	$1,336	$—	$2,656	$—
Property operating expenses	(395)	—	(700)	—

Property operating income, as defined	941	—	1,956	—
General and administrative costs	(167)	—	(310)	—
Depreciation and amortization	(689)	—	(1,838)	—

Net income (loss)	$85	$—	$(192)	$—

Retail Properties:
Total revenues	$23,801	$18,184	$47,890	$36,061
Property operating expenses	(5,390)	(4,143)	(10,741)	(7,950)

Property operating income, as defined	18,411	14,041	37,149	28,111
Changes in fair value of contingent consideration	1,552	—	1,552	—
General and administrative costs	(3,140)	(3,283)	(6,825)	(6,719)
Depreciation and amortization	(9,523)	(7,473)	(19,801)	(14,934)
Interest expense	(4,324)	(3,789)	(8,930)	(7,265)
Interest income	48	53	97	106
Loss from equity in unconsolidated entities	(65)	—	(25)	—
Changes in fair value of financial instruments and gain on OP unit redemption	—	589	230	1,051

Income from continuing operations	2,959	138	3,447	350
Income from discontinued operations	45	45	90	91

Net income	$3,004	$183	$3,537	$441

Total Reportable Segments:
Total revenues	$27,463	$20,458	$54,922	$40,167
Property operating expenses	(6,626)	(4,962)	(13,127)	(9,367)

Property operating income, as defined	20,837	15,496	41,795	30,800
Changes in fair value of contingent consideration	1,558	—	1,558	—
General and administrative costs	(3,309)	(3,312)	(7,142)	(6,815)
Depreciation and amortization	(11,125)	(8,528)	(23,492)	(16,783)
Interest expense	(4,517)	(3,986)	(9,315)	(7,660)
Interest income	48	53	97	106
Loss from equity in unconsolidated entities	(65)	—	(25)	—
Changes in fair value of financial instruments and gain on OP unit redemption	—	589	230	1,051

Income from continuing operations	3,427	312	3,706	699
Income from discontinued operations	45	45	90	91

Net income	$3,472	$357	$3,796	$790

Reconciliation to Condensed Consolidated Net Income Attributable to the Common Stockholders (Parent Company):
Total net income for reportable segments	$3,472	$357	$3,796	$790
Net income attributable to non-controlling interests	(105)	11	(133)	16

Net income attributable to Excel Trust, Inc.	$3,367	$368	$3,663	$806

Reconciliation to Condensed Consolidated Net Income Attributable to the Unitholders (Operating Partnership):
Total net income for reportable segments	$3,472	$357	$3,796	$790
Net income attributable to non-controlling interests	(85)	(75)	(172)	(141)

Net income attributable to Excel Trust, L.P.	$3,387	$282	$3,624	$649

	June 30,	December 31,
	2013	2012
Assets:
Office Properties:
Total assets	$67,820	$70,473
Multi-family Properties:
Total assets	71,571	72,627
Retail Properties:
Total assets	958,615	936,154

Total Reportable Segments & Consolidated Assets:
Total assets	$1,098,006	$1,079,254

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we,” “us,” “our” or the “Company” refer to Excel Trust, Inc., a Maryland corporation, and any of our subsidiaries, including Excel Trust, L.P., a Delaware limited partnership of which Excel Trust, Inc. is the parent company and general partner, which may be referred to herein as the “Operating Partnership.”

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in the retail industry or the markets in which we operate; changes in local, regional and national economic conditions; our inability to compete effectively; our inability to collect rent from tenants; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; decreased rental rates or increased vacancy rates; our failure to obtain necessary outside financing on favorable terms or at all; changes in the availability of additional acquisition opportunities; our inability to successfully complete real estate acquisitions; our failure to successfully operate acquired properties and operations; our failure to qualify or maintain our status as a REIT; our inability to attract and retain key personnel; government approvals, actions and initiatives, including the need for compliance with environmental requirements; financial market fluctuations; changes in real estate and zoning laws and increases in real property tax rates; the effects of earthquakes and other natural disasters; and lack of or insufficient amounts of insurance. While forward-looking statements reflect our good faith beliefs (or those of the indicated third parties); they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2012 and the Operating Partnership’s Registration Statement on Form 10. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

The following table reflects our total portfolio at June 30, 2013 (a property is reclassified from development to the operating portfolio at the earlier of 85% occupancy or one year from completion and delivery of the space):

	Gross Leasable Area (GLA)	% Occupied	% Leased	Number of Properties
Operating Portfolio:
Retail properties(1)	5,302,598	92.4%	93.7%	31
Multi-family properties(2)	339 units	96.2%	98.2%	n/a
Office properties	338,339	81.2%	84.0%	2

Total/weighted-average operating portfolio	5,640,937	91.7%	93.1%	33

Development property(3)	149,517	20.3%	20.3%	n/a
Unconsolidated properties(4)	225,070	79.8%	79.8%	2

Total Portfolio:
Total/weighted-average total portfolio	6,015,524	89.5%	90.8%	35

(1)	Includes our Walgreens property, which is reflected as discontinued operations in the consolidated statements of operations and was sold on July 19, 2013.

(2)

Includes the 339 apartment units on the upper levels of our West Broad Village retail shopping center (the number of apartment units and leased percentage are not included in the total/weighted-average).

(3)	Our non-operating property consists of Phase II of our Chimney Rock property, which is held for future development. Phase I of our Chimney Rock property is classified as an operating property.

(4)	Includes our La Costa Town Center and The Fountains at Bay Hill, or Bay Hill, properties in which we hold 20% and 50% ownership interests, respectively.

Our operations are carried out primarily through the Operating Partnership. We receive income primarily from rents and reimbursement payments received from tenants under existing leases at each of our properties. Potential impacts to our income include unanticipated tenant vacancies, vacancy of space that takes longer to re-lease and, for non-triple-net leases, operating costs that cannot be recovered from our tenants through contractual reimbursement formulas in our leases. Our operating results therefore depend materially on the ability of our tenants to make required payments and overall real estate market conditions.

Critical Accounting Policies

A complete discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2012 and the Operating Partnership’s Registration Statement on Form 10, which were filed with the Securities and Exchange Commission, or SEC, and are accessible on the SEC’s website at www.sec.gov.

New Accounting Standards

See Note 2 to the condensed consolidated financial statements included elsewhere herein for disclosure of new accounting standards.

Results of Operations

We operate through three reportable business segments: retail properties, multi-family properties and office properties. At June 30, 2013, we owned 31 consolidated retail operating properties with a total of approximately 5.3 million square feet of gross leasable area (including a consolidated joint venture owned 50% by us). The multi-family segment consists of 339 apartment units at one retail property, West Broad Village, which is located in Richmond, Virginia. The office segment consists of two properties, Excel Centre, a portion of which is utilized as our headquarters, and the Promenade Corporate Center (these properties total 338,339 square feet of gross leasable area). All of our other properties are reported in the retail segment.

The following table reflects leasing activity at our consolidated retail and office operating properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases during the six months ended June 30, 2013:

	Number of Leases	GLA	Weighted- Average Lease Rate	Weighted- Average Prior Lease Rate	% Increase (Decrease)	Tenant Improvement Allowance (sf)	Leasing Commission (sf)
Comparable leases	25	116,001	$18.35	$18.06	1.6%	$8.65	$1.03
Non-comparable leases	12	57,174	$18.55	n/a	n/a	$21.84	$6.44

Total leasing activity	37	173,175

In the six months ended June 30, 2013, we acquired one retail operating property for cash for a purchase price of approximately $30.7 million. We utilized borrowings from our unsecured revolving credit facility to acquire this property.

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

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

	Same Properties		New Properties		Redevelopment/ Development Properties		Corporate		Total
	Three months ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rentable GLA	4,350,332	4,350,332	1,172,012	178,376	118,593	118,593	—	—	5,640,937	4,647,301
Percent leased	94.3%	94.0%	88.0%	86.4%	100.0%	88.8%	—	—	93.1%	93.6%
Number of properties	23	23	9	1	1	1	—	—	33	25
Percent of total portfolio	77.1%	93.6%	20.8%	3.8%	2.1%	2.6%	—	—	100.0%	100.0%

	Same Properties(1)		New Properties		Redevelopment/ Development Properties		Corporate		Total
	Three months ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rental revenue	$15,969	$16,318	$6,261	$369	$459	$315	$(58)	$(57)	$22,631	$16,945
Tenant recoveries	3,412	3,076	1,036	78	99	38	—	(7)	4,547	3,185
Other income	97	70	68	—	—	1	120	257	285	328

Total revenues	19,478	19,464	7,365	447	558	354	62	193	27,463	20,458
Rental operations(2)	4,851	5,047	1,800	108	125	48	(150)	(241)	6,626	4,962

Property operating income	$14,627	$14,417	$5,565	$339	$433	$306	$212	$434	$20,837	$15,496

(1)	Includes a property that was consolidated in 2012, but is part of an unconsolidated joint venture in 2013.
(2)	Amount includes the following expenses that are directly attributable to a property: maintenance and repairs, real estate taxes, management fees and other operating expenses.

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	June 30, 2013	June 30, 2012	Change	Percent Change
Property operating income	$20,837	$15,496	$5,341	34.5%
Unallocated (income) expense:
Changes in fair value of contingent consideration	(1,558)	—	(1,558)	n/a
General and administrative	3,309	3,312	(3)	0.1%
Depreciation and amortization	11,125	8,528	2,597	30.5%

Net operating income	7,961	3,656	4,305	117.8%
Interest expense, net	(4,469)	(3,933)	(536)	13.6%
Loss from equity in unconsolidated entities	(65)	—	(65)	n/a
Changes in fair value of financial instruments and gain on redemption of OP units	—	589	(589)	n/a

Income from continuing operations	3,427	312	3,115	998.4%
Income from discontinued operations	45	45	—	n/a

Net income	$3,472	$357	$3,115	872.5%

Property operating income: Property operating income increased by $5.3 million, or 34.5%, to $20.8 million for the three months ended June 30, 2013 compared to $15.5 million for the three months ended June 30, 2012. The increase was primarily related to the acquisition of nine consolidated operating properties after March 31, 2012 and the commencement of additional leases at former development properties in 2012 and 2013.

General and administrative: General and administrative expenses were $3.3 million for each of the three months ended June 30, 2013 and June 30, 2012. An increase in consulting expense, statutory reporting costs and expenses related to the potential disposition of certain properties was offset by a decrease in acquisition costs and other professional fees. Higher compensation and benefit costs associated with an increase in the number of employees due to the continued growth of the Company was also offset by a decrease in share-based compensation expense, as a result of the graded vesting method of recognizing compensation expense related to the 2012 performance-based stock awards, which resulted in declining amounts of compensation expense in 2013 as compared to 2012. Included in general and administrative expenses was share-based compensation expense for the three months ended June 30, 2013 and 2012 of $568,000 and $804,000, respectively.

Depreciation and amortization: Depreciation and amortization expense increased $2.6 million, or 30.5%, to $11.1 million for the three months ended June 30, 2013 compared to $8.5 million for the three months ended June 30, 2012. The increase was primarily related to our acquisition of nine consolidated operating properties after March 31, 2012 and the commencement of depreciation at former development properties in 2012.

Interest expense, net: Interest expense, net increased $536,000, or 13.6%, to $4.5 million for the three months ended June 30, 2013 compared to $3.9 million for the three months ended June 30, 2012. The increase was primarily due to the assumption of approximately $78.3 million of mortgage debt in connection with our property acquisitions acquired after March 31, 2012, partially offset by a decrease in the interest rate associated with our unsecured revolving credit facility as a result of amendments in July 2012.

Loss from equity in unconsolidated entities: In September 2012, we contributed our La Costa Town Center property to a newly-formed entity in which we hold a 20% ownership interest. We account for our ownership interest in a manner similar to the equity method of accounting. In October 2012, we purchased a 50% tenant-in-common interest in our Bay Hill property, which we account for under the equity method of accounting. Both of these ownership interests are reflected in the accompanying condensed consolidated balance sheets as investments in unconsolidated entities (see Note 14 to the condensed consolidated financial statements contained elsewhere herein for further discussion). The loss of $65,000 recognized for the three months ended June 30, 2013 is comprised of our proportionate share of the net losses from the operations of these properties.

Changes in fair value of financial instruments and gain on redemption of OP units: A gain on changes in fair value of financial instruments of approximately $589,000 recognized in the three months ended June 30, 2012 is the result of (1) a decrease in the estimated fair value of the redemption provision of OP units issued in connection with a property acquired in 2011 and (2) the redemption of 178,075 common operating partnership units, or OP units (see Note 19 of the condensed consolidated financial statements contained elsewhere herein for further discussion).

Income from discontinued operations: Income of $45,000 for each of the three months ended June 30, 2013 and 2012 is the result of operations from our Walgreens property, which was sold on July 19, 2013. As a result of the probable sale, at June 30, 2013 the operations of the property were classified as discontinued operations within the condensed consolidated statements of income for all period presented (see Note 15 of the condensed consolidated financial statements contained elsewhere herein for further discussion).

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

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

	Same Properties		New Properties		Redevelopment/ Development Properties		Corporate		Total
	Six months ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rentable GLA	3,912,719	3,912,719	1,609,625	615,989	118,593	118,593	—	—	5,640,937	4,647,301
Percent leased	94.9%	94.4%	88.3%	89.4%	100.0%	88.8%	—	—	93.1%	93.6%
Number of properties	21	21	11	3	1	1	—	—	33	25
Percent of total portfolio	69.4%	84.1%	28.5%	13.3%	2.1%	2.6%	—	—	100.0%	100.0%

	Same Properties		New Properties		Redevelopment/ Development Properties		Corporate		Total
	Six months ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rental revenue	$28,138	$28,359	$16,136	$4,221	$882	$562	$(115)	$(115)	$45,041	$33,027
Tenant recoveries	6,830	5,959	2,305	428	162	65	(18)	—	9,279	6,452
Other income	49	55	277	85	—	1	276	547	602	688

Total revenues	35,017	34,373	18,718	4,734	1,044	628	143	432	54,922	40,167
Rental operations(1)	8,314	8,411	5,071	1,452	245	84	(503)	(580)	13,127	9,367

Property operating income	$26,703	$25,962	$13,647	$3,282	$799	$544	$646	$1,012	$41,795	$30,800

(1)	Amount includes the following expenses that are directly attributable to a property: maintenance and repairs, real estate taxes, management fees and other operating expenses.

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	Six Months Ended
	June 30, 2013	June 30, 2012	Change	Percent Change
Property operating income	$41,795	$30,800	$10,995	35.7%
Unallocated (income) expense:
Changes in fair value of contingent consideration	(1,558)	—	(1,558)	n/a
General and administrative	7,142	6,815	327	4.8%
Depreciation and amortization	23,492	16,783	6,709	40.0%

Net operating income	12,719	7,202	5,517	76.6%
Interest expense, net	(9,218)	(7,554)	(1,664)	22.0%
Loss from equity in unconsolidated entities	(25)	—	(25)	n/a
Changes in fair value of financial instruments and gain on redemption of OP units	230	1,051	(821)	78.1%

Income from continuing operations	3,706	699	3,007	430.2%
Income from discontinued operations	90	91	(1)	1.1%

Net income	$3,796	$790	$3,006	380.5%

Property operating income: Property operating income increased by $11.0 million, or 35.7%, to $41.8 million for the six months ended June 30, 2013 compared to $30.8 million for the six months ended June 30, 2012. The increase was primarily related to the acquisition of eleven consolidated operating properties in 2012 and 2013 and the commencement of additional leases at former development properties in 2012 and 2013.

General and administrative: General and administrative expenses were $7.1 million for the six months ended June 30, 2013 compared to $6.8 million for the six months ended June 30, 2012. The increase was primarily related to higher compensation and benefits costs associated with an increase in the number of employees due to the continued growth of the Company, partially offset by a decrease in share-based compensation expense as a result of the graded vesting method of recognizing compensation expense related to the 2012 performance-based stock awards, which resulted in declining amounts of compensation expense in 2013 as compared to 2012. Included in general and administrative expenses was share-based compensation expense for the six months ended June 30, 2013 and 2012 of $1.1 million and $1.6 million, respectively. An increase in statutory reporting costs and expenses related to the potential disposition of certain properties was offset by a decrease in acquisition costs and other professional fees.

Depreciation and amortization: Depreciation and amortization expense increased $6.7 million, or 40.0%, to $23.5 million for the six months ended June 30, 2013 compared to $16.8 million for the six months ended June 30, 2012. The increase was primarily related to our acquisition of eleven operating properties in 2012 and 2013 and the commencement of depreciation at former development properties in 2012.

Interest expense, net: Interest expense, net increased $1.7 million, or 22.0%, to $9.2 million for the six months ended June 30, 2013 compared to $7.5 million for the six months ended June 30, 2012. The increase was primarily due to the assumption of approximately $78.3 million of mortgage debt in connection with our property acquisitions in 2012, partially offset by a decrease in the interest rate associated with our unsecured revolving credit facility as a result of amendments in July 2012.

Loss from equity in unconsolidated entities: In September 2012, we contributed our La Costa Town Center property to a newly-formed entity in which we hold a 20% ownership interest. We account for our ownership interest in a manner similar to the equity method of accounting. In October 2012, we purchased a 50% tenant-in-common interest in our Bay Hill property, which we account for under the equity method of accounting. Both of these ownership interests are reflected in the accompanying condensed consolidated balance sheets as investments in unconsolidated entities (see Note 14 to the condensed consolidated financial statements contained elsewhere herein for further discussion). The loss of $25,000 recognized for the six months ended June 30, 2013 is comprised of our proportionate share of the net losses from the operations of these properties.

Changes in fair value of financial instruments and gain on redemption of OP units: A gain on changes in fair value of financial instruments and gain on OP unit redemption of approximately $230,000 was recognized in the six months ended June 30, 2013 as a result of (1) the redemption of 19,904 OP units and (2) the expiration of the guaranteed redemption period for OP units issued in connection with the 2011 Edwards acquisition, which resulted in the recognition of a gain of approximately $246,000 representing the unutilized portion of the remaining redemption provision (see Note 19 to the condensed consolidated financial statements contained elsewhere herein for further discussion). A gain on changes in fair value of financial instruments of approximately $1.1 million was recognized in the six months ended June 30, 2012 is the result of (1) a decrease in the estimated fair value of the redemption provision and (2) the redemption of 299,927 OP units.

Income from discontinued operations: Income of $90,000 for the six months ended June 30, 2013 and $91,000 for the six months ended June 30, 2012 is the result of operations of our Walgreens property, which was sold on July 19, 2013. As a result of the probable sale, at June 30, 2013 the operations of the property were classified as discontinued operations within the condensed consolidated statements of income for all period presented (see Note 15 of the condensed consolidated financial statements contained elsewhere herein for further discussion).

Results of Operations – Segments

We evaluate the performance of our segments based upon property operating income. “Property Operating Income” is defined as operating revenues (rental revenue, tenant recoveries and other income) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses).

You should read the following discussion in conjunction with the segment information disclosed in Note 21 to our condensed consolidated financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the three months ended June 30, 2013 and 2012 may not be indicative of our future results of operations.

The following table sets forth results of operations presented by segments for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	June 30, 2013	June 30, 2012	Change	Percent Change
Revenues:
Office properties	$2,326	$2,274	$52	2.3%
Multi-family properties	1,336	—	1,336	n/a
Retail properties	23,801	18,184	5,617	30.9%

Total revenues	27,463	20,458	7,005	34.2%
Property operating expenses:
Office properties	$841	$819	$22	2.7%
Multi-family properties	395	—	395	n/a
Retail properties	5,390	4,143	1,247	30.1%

Total property operating expenses	6,626	4,962	1,664	33.5%

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

Revenue-office properties: Office property revenue increased by $52,000, or 2.3%, to $2.3 million for the three months ended June 30, 2013 compared to $2.3 million for the three months ended June 30, 2012. The small increase was the result of no significant changes in operations or tenants at our two office properties.

Revenue-multi-family properties: Multi-family property revenue was $1.3 million for the three months ended June 30, 2013 as a result of our acquisition of the West Broad Village property in October 2012, which includes 339 apartments on the upper levels of the shopping center.

Revenue-retail properties: Retail property revenue increased by $5.6 million, or 30.9%, to $23.8 million for the three months ended June 30, 2013 compared to $18.2 million for the three months ended June 30, 2012. The increase was primarily related to our acquisition of nine consolidated operating properties after March 31, 2012 and the commencement of additional leases at our development property in 2012 and 2013.

Property operating expenses-office properties: Property operating expenses related to our office properties increased by $22,000, or 2.7%, to $841,000 for the three months ended June 30, 2013 compared to $819,000 for the three months ended June 30, 2012. The small increase was due to no significant changes in operations or tenants at our two office properties.

Property operating expenses-multi-family properties: Multi-family operating expenses were $395,000 for the three months ended June 30, 2013 as a result of our acquisition of the West Broad Village property in October 2012.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $1.2 million, or 30.1%, to $5.4 million for the three months ended June 30, 2013 compared to $4.2 million for the three months ended June 30, 2012. The increase was primarily related to the acquisition of nine consolidated operating properties after March 31, 2012.

The following table sets forth results of operations presented by segments for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	Six Months Ended
	June 30, 2013	June 30, 2012	Change	Percent Change
Revenues:
Office properties	$4,376	$4,106	$270	6.6%
Multi-family properties	2,656	—	2,656	n/a
Retail properties	47,890	36,061	11,829	32.8%

Total revenues	54,922	40,167	14,755	36.7%
Property operating expenses:
Office properties	$1,686	$1,417	$269	19.0%
Multi-family properties	700	—	700	n/a
Retail properties	10,741	7,950	2,791	35.1%

Total property operating expenses	13,127	9,367	3,760	40.1%

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Revenue-office properties: Office property revenue increased by $270,000, or 6.6%, to $4.4 million for the six months ended June 30, 2013 compared to $4.1 million for the six months ended June 30, 2012. The increase was related to the commencement of new leases at our Promenade Corporate Center property in 2013.

Revenue-multi-family properties: Multi-family property revenue was $2.7 million for the six months ended June 30, 2013 as a result of our acquisition of the West Broad Village property in October 2012, which includes 339 apartments on the upper levels of the shopping center.

Revenue-retail properties: Retail property revenue increased by $11.8 million, or 32.8%, to $47.9 million for the six months ended June 30, 2013 compared to $36.1 million for the six months ended June 30, 2012. The increase was primarily related to our acquisition of eleven consolidated operating properties in 2012 and 2013 and the commencement of additional leases at our development property in 2012 and 2013.

Property operating expenses-office properties: Property operating expenses related to our office properties increased by $269,000, or 19.0%, to $1.7 million for the six months ended June 30, 2013 compared to $1.4 million for the six months ended June 30, 2012. The increase was primarily related to higher operating expenses in 2013 and the acquisition of Promenade Corporate Center in January 2012.

Property operating expenses-multi-family properties: Multi-family operating expenses were $700,000 for the six months ended June 30, 2013 as a result of our acquisition of the West Broad Village property in October 2012, which includes 339 apartments on the upper levels of the shopping center.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $2.8 million, or 35.1%, to $10.7 million for the six months ended June 30, 2013 compared to $7.9 million for the six months ended June 30, 2012. The increase was primarily related to the acquisition of eleven operating properties in 2012 and 2013.

Cash Flows

The following is a comparison, for the six months ended June 30, 2013 and 2012, of our cash flows.

Cash and cash equivalents were $7.2 million ($4.2 million for the Operating Partnership) at each of June 30, 2013 and 2012.

Net cash provided by operating activities was $25.4 million for the six months ended June 30, 2013 compared to $18.2 million for the six months ended June 30, 2012, an increase of $7.2 million. The increase was primarily due to an increase in net income compared to the prior period, partially offset by an increase in non-cash gains for the six months ended June 30, 2013.

Net cash used in investing activities was $42.2 million for the six months ended June 30, 2013 compared to $77.6 million for the six months ended June 30, 2012, a decrease of $35.4 million. The decrease in net cash used was primarily the result of a decrease in the volume of property acquisitions of $44.2 million, partially offset by an increase in expenditures for the development of property and property improvements in 2013 and proceeds from the sale of equity securities in 2012 of $2.9 million and the repayment of an outstanding mortgage receivable of $2.0 million in 2012.

Net cash provided by financing activities for the Parent Company was $18.3 million for the six months ended June 30, 2013 compared to $61.3 million for the six months ended June 30, 2012, a decrease of $43.0 million. Net cash provided by financing activities for the Operating Partnership was $15.3 million for the six months ended June 30, 2013 compared to $61.3 million for the six months ended June 30, 2012, a decrease of $46.0 million (the Operating Partnership recognized an amount due from the Parent Company of $2.9 million representing proceeds from equity offerings not yet contributed to the Operating Partnership in exchange for common OP units). The decrease was primarily due to lower proceeds from equity offerings of $39.3 million ($36.3 million for the Operating Partnership) compared to $88.7 million for the six months ended June 30, 2013 and 2012, respectively. The decrease was partially offset by net borrowings of $1.4 million compared to net repayments of $9.5 million for the six months ended June 30, 2013 and 2012, respectively.

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

The following table presents a reconciliation of FFO of Excel Trust, Inc. for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net income (loss) attributable to the common stockholders(1)	$623	$(2,376)	$(1,825)	$(4,059)
Non-controlling interests in operating partnership(1)	20	(86)	(39)	(157)
Depreciation and amortization	11,149	8,552	23,540	16,831
Depreciation and amortization related to joint ventures(2)	255	(85)	666	(124)
Gain on acquisition of real estate and sale of land parcel	—	—	—	—
Gain on sale of real estate assets	—	—	—	—

Funds from operations	$12,047	$6,005	$22,342	$12,491

(1)

Net income allocable to non-controlling interests in the operating partnership is included in net income (loss) attributable to unitholders of the operating partnership as reflected in the condensed consolidated financial statements of Excel Trust, L.P., included elsewhere herein.

(2)

Includes a reduction for 50% of the depreciation and amortization expense associated with the proportionate share of our consolidated Dothan property not owned by us and an increase for our proportionate share of depreciation and amortization expense at our unconsolidated La Costa Town Center and Bay Hill properties.

Liquidity and Capital Resources of Excel Trust, Inc.

In this “Liquidity and Capital Resources of Excel Trust, Inc.” section, the terms “we,” “us,” “our” or the “Company” refer only to Excel Trust, Inc. on an unconsolidated basis and exclude the Operating Partnership and all other subsidiaries.

The Company’s business is operated primarily through the Operating Partnership. The Company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the Operating Partnership. The Company’s principal funding requirement is the payment of dividends on its common and preferred stock. Distributions from the Operating Partnership are the Company’s principal source of funding for its dividend payments. The Company believes the Operating Partnership’s sources of working capital, specifically its cash flow from operations and borrowings available under its unsecured revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its preferred and common stockholders for at least the next twelve months. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distributions to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to make distributions to the Company, which would in turn adversely affect the Company’s ability to pay cash dividends to its stockholders.

The Company itself does not hold any indebtedness, but it guarantees some of the Operating Partnership’s debt, as discussed further in Note 8 to the accompanying condensed consolidated financial statements contained elsewhere herein. If the Operating Partnership fails to fulfill certain of its debt requirements, triggering the Company’s guarantee obligations, then the Company will be required to fulfill its cash payment commitments under such guarantees.

For the Company to maintain its qualification as a REIT, it must pay dividends to its stockholders aggregating annually at least 90% of its ordinary taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company’s own stock. As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its future growth to the same extent as other companies whose parent companies are not REITs. The Company may need to continue to raise capital in the equity markets to fund the Operating Partnership’s working capital needs, acquisitions and developments.

As the sole general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes, and the Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities and the revenues and expenses of the Company and the Operating Partnership are substantially the same on their respective financial statements. The section entitled “Liquidity and Capital Resources of Excel Trust, L.P.” should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole.

The Company and the Operating Partnership have an effective shelf registration statement that provides for the public offering and sale from time to time by the Company of its preferred stock, common stock, debt securities and guarantees of debt securities, and by the Operating Partnership of its debt securities. The Company evaluates the capital markets on an ongoing basis for opportunities to raise capital, and, as circumstances warrant, the Company may issue securities of all of these types in one or more offerings at any time and from time to time on an opportunistic basis, depending upon, among other things, market conditions, available pricing and capital needs. When the Company receives proceeds from the sales of its preferred or common stock, it is required by the Operating Partnership’s partnership agreement to contribute the net proceeds from those sales to the Operating Partnership in exchange for corresponding preferred or common units of the Operating Partnership. The Operating Partnership may use these proceeds and proceeds from the sale of its debt securities to repay debt, including borrowings under its unsecured revolving credit facility, to develop new or existing properties, to make acquisitions of properties or portfolios of properties, or for general corporate purposes.

The Company has entered into equity distribution agreements with four sales agents, under which we can issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through, at our discretion, any of the sales agents. The sales of common stock made under the equity distribution agreements are made in “at the market” offerings as defined in the Securities Act of 1933, as amended, or the Securities Act. During the six months ended June 30, 2013 the Company completed the issuance of 3,065,528 shares pursuant to the equity distribution agreements, resulting in net proceeds of approximately $39.3 million at an average stock issuance price of $13.05 per share. The Company contributed the net proceeds from these issuances to the Operating Partnership, which used the proceeds to repay outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes. Subsequent to June 30, 2013, the Company issued 146,400 shares pursuant to the equity distribution agreements, resulting in net proceeds of approximately $1.9 million at an average stock issuance price of $13.19 per share.

The Company may from time to time seek to repurchase or redeem the Operating Partnership’s outstanding debt, the Company’s outstanding shares of common stock or preferred stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Liquidity and Capital Resources of Excel Trust, L.P.

In this “Liquidity and Capital Resources of Excel Trust, L.P.” section, the terms “we,” “our” and “us” refer to the Operating Partnership or the Operating Partnership and Excel Trust, Inc. together, as the context requires.

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	future distributions expected to be paid to Excel Trust, Inc.’s stockholders and limited partners of the Operating Partnership,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions, and

•	construction of our non-operating properties.

Our long term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions, capital commitments, construction obligations and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions and developments of new properties that we pursue.

We intend to satisfy our short-term liquidity requirements primarily through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide sufficient cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance our debt service obligations or borrow from our unsecured credit facility to pay for upcoming debt maturities. The only remaining loan maturity date in 2013 is the $55.8 million mortgage note at our Park West Place property, which is scheduled to mature in December 2013, but can be extended through December 2014 (see Note 8 to the accompanying condensed consolidated financial statements contained elsewhere herein for further discussion). We expect to incur approximately $25.2 million in construction costs relating to redevelopment or development projects on portions of existing operating properties (including the redevelopment of our unconsolidated La Costa Town Center property). Funds for these costs are expected to come from new mortgage financing, borrowings from our unsecured revolving credit facility and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness, long-term secured and unsecured indebtedness and the use of net proceeds from the disposition of non-strategic assets. In addition, we may, from time to time, offer and sell additional shares of common stock and preferred stock, as well as debt securities, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs.

Our unsecured revolving credit facility has a borrowing capacity of $250.0 million, which may be increased from time to time up to an additional $200.0 million for a total borrowing capacity of $450.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is July 19, 2016 and may be extended for one additional year at our option. The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on our leverage ratio. We also pay a fee of 0.25% or 0.35% for any unused portion of the unsecured revolving credit facility, depending on our utilization of the borrowing capacity. Borrowings under the unsecured revolving credit facility were $109.0 million at June 30, 2013 at a weighted-average interest rate of 1.85%. In addition, we issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on our condensed consolidated balance sheets. At June 30, 2013, there was approximately $128.8 million available for borrowing under the unsecured revolving credit facility.

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

The following is a summary of key financial covenants and their covenant levels as of June 30, 2013:

	Required	Actual
Key financial covenant:
Ratio of total liabilities to total asset value (maximum)	60.0%	37.7%
Ratio of adjusted EBITDA to fixed charges (minimum)	1.50	2.07
Ratio of secured indebtedness to total asset value (maximum)	40.0%	28.0%

(1)	For a complete listing of all debt covenants related to our consolidated indebtedness as well as definitions of the above terms, please refer to our applicable filings with the SEC.

As of June 30, 2013, we believe that we were in compliance with all of the covenants under our credit agreement.

As of June 30, 2013, our ratio of debt-to-gross undepreciated asset value was approximately 35.7%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and our board of directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments, Contingencies and Contractual Obligations

The following table outlines our contractual obligations (dollars in thousands) at June 30, 2013 related to our mortgage and note indebtedness and other commitments:

	Payments by Period
	2013 (six months)	2014-2015	2016-2017	Thereafter	Total
Principal payments — fixed rate debt(1)	$57,988	$124,131	$42,557	$50,138	$274,814
Principal payments — variable rate debt(2)	—	13,903	109,000	12,000	134,903
Interest payments — fixed rate debt(1)	6,627	15,921	8,170	9,685	40,403
Interest payments — variable rate debt(2)	1,145	4,094	1,064	136	6,439
Contingent consideration related to business combinations(3)	235	—	—	—	235
Construction costs(4)	6,647	18,552	—	—	25,199

	$72,642	$176,601	$160,791	$71,959	$481,993

(1)

Includes a mortgage payable at our Park West Place property, which bears interest at a rate of LIBOR plus 2.25% (contractual interest rate of 2.5% at June 30, 2013). In December 2010, we entered into two interest rate swap contracts equal to the notional value of the mortgage payable, which fix LIBOR at an average of 1.41% for the term of the mortgage.

(2)

Includes redevelopment revenue bonds at our Northside Mall property, a construction loan at our Red Rock Commons property and outstanding borrowings on our unsecured revolving credit facility (our unsecured revolving credit facility had a balance of $109.0 million at June 30, 2013). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.07% at June 30, 2013). The construction loan bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on our leverage ratio (interest rate of 1.90% at June 30, 2013). The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points (weighted-average interest rate of 1.85% at June 30, 2013), depending on our leverage ratio.

(3)

Additional consideration may be due to the prior owner of one property purchased in 2012 based on its ability to lease-up vacant space at that property through September 30, 2013. The balance of $235,000 at June 30, 2013 represents our best estimate of the fair value of funds expected to be paid to the former owner (see Note 19 to the condensed consolidated financial statements contained elsewhere herein).

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

In connection with the formation of La Costa LLC in September 2012, we contributed the La Costa Town Center property to the entity in exchange for proceeds of approximately $21.2 million (see Note 14 to the accompanying condensed consolidated financial statements contained elsewhere herein for further discussion). La Costa LLC does not qualify as a variable interest entity, or VIE, and consolidation is not required as we do not control the operations of the property. The majority owner will bear the majority of any losses incurred. We will receive 20% of the cash flow distributions and may receive a greater portion of cash distributions in the future based upon the performance of the property and the availability of cash for distribution. In addition, we receive fees in our role as the day-to-day property manager and for any development services that we provide. We account for our interest in La Costa LLC as a profit-sharing arrangement, which is reflected in a manner that is similar to the equity method of accounting. The assets and liabilities of La Costa LLC were $25.8 million and $14.9 million, respectively, at June 30, 2013.

We hold a 50% tenant-in-common ownership interest in a company, Bay Hill Fountains, LLC (“Bay Hill LLC”). In connection with our acquisition of a portfolio of properties in October 2012, we acquired a 50% undivided interest in the Bay Hill property. The Bay Hill property does not qualify as a VIE and consolidation is not required as we do not control the operations of the property. We will receive 50% of the cash flow distributions and recognize 50% of the results of operations. In addition, we receive fees in our role as the day-to-day property manager. We account for our interest in the Bay Hill property under the equity method of accounting. The assets and liabilities of the Bay Hill property were $41.5 million and $33.8 million, respectively, at June 30, 2013.

Our proportionate share of outstanding indebtedness at the unconsolidated entities is as follows (dollars in thousands):

Name	Ownership Interest	Principal Amount(1)	Interest Rate	Maturity Date
La Costa LLC	20%	$2,820	6.0%	October 1, 2014
Bay Hill LLC	50%	$11,823	3.4%	April 2, 2015

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

The fair value of our mortgages payable at June 30, 2013, including our construction loan, was approximately $295.1 million compared to the carrying amount of $301.2 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $3.8 million at June 30, 2013. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $4.0 million at June 30, 2013.

We have entered into a $250.0 million unsecured revolving credit facility. The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on our leverage ratio. As of June 30, 2013, we had $121.1 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes a $12.1 million letter of credit issued under the facility. At June 30, 2013, the outstanding balance on our unsecured revolving credit facility was $109.0 million at a weighted-average interest rate of $1.85%. The fair value of our unsecured revolving credit facility at June 30, 2013 was approximately $109.2 million. Based on outstanding borrowings of $109.0 million at June 30, 2013, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $1.1 million.

We have entered into an $18.0 million construction loan agreement in connection with construction activities at one of our development properties. The construction loan bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on our leverage ratio. At June 30, 2013, the outstanding balance on our construction loan was $13.9 million at an interest rate of 1.90%. Based on outstanding borrowings of $13.9 million at June 30, 2013, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $139,000.

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

As of June 30, 2013, we had two interest rate derivatives that were designated as cash flow hedges of interest rate risk. Both derivatives were interest rate swaps and the notional amount totaled $55.8 million. The interest rate swap contracts fixed LIBOR at an average of 1.41% for the term of a mortgage loan which expires in December 2013. The fair value of these derivative financial instruments was approximately $307,000 at June 30, 2013, and is classified in accounts payable and other liabilities on the accompanying condensed consolidated balance sheets.

Item 4.	Controls and Procedures

Controls and Procedures (Excel Trust, Inc.)

Excel Trust, Inc. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including Excel Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, Excel Trust, Inc. carried out an evaluation, under the supervision and with the participation of management, including Excel Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Excel Trust, Inc.’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, Excel Trust, Inc.’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that its disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in Excel Trust, Inc.’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Excel Trust, Inc.’s internal control over financial reporting.

Controls and Procedures (Excel Trust, L.P.)

Excel Trust, L.P. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including Excel Trust, L.P.’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, Excel Trust, L.P. carried out an evaluation, under the supervision and with the participation of management, including Excel Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, Excel Trust, Inc.’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that Excel Trust, L.P.’s disclosure controls and procedures were effective at the reasonable assurance level.

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

For a discussion of our potential risks and uncertainties, see the section entitled “Risk Factors” beginning on page 9 in our Annual Report on Form 10-K for the year ended December 31, 2012 and on page 6 of the Operating Partnership’s Registration Statement on Form 10, which were filed with the SEC and are accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Form 10-K or Form 10.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds (Excel Trust, Inc.)

In the three months ended June 30, 2013, we issued 22,074 shares of our common stock upon the redemption of 19,904 OP units. This common stock was issued in private placements in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

Unregistered Sales of Equity Securities and Use of Proceeds (Excel Trust, L.P.)

In the three months ended June 30, 2013, Excel Trust, Inc. issued 1,001,700 shares of its common stock in “at the market” offerings pursuant to equity distribution agreements with four sales agents. Excel Trust, Inc. contributed the net proceeds from this offering of approximately $13.7 million to us in exchange for 1,001,700 OP units. We issued these OP units in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. The shares of common stock were offered and sold under a prospectus supplement and related prospectus filed with the SEC pursuant to an effective shelf registration statement of Excel Trust, Inc.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCEL TRUST, INC.

By:	/S/ GARY B. SABIN
Gary B. Sabin
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JAMES Y. NAKAGAWA
James Y. Nakagawa
Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.