Form 10-Q
period 2013-09-30
Excel Trust, Inc.; Excel Trust, L.P.
filed 2013-11-07
CIK 1478950, 1492323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Excel Trust, Inc.    Yes  ☐    No  ☒

Excel Trust, L.P.    Yes  ☐    No  ☒

Number of shares of Excel Trust, Inc. common stock outstanding as of November 6, 2013, $0.01 par value per share: 48,172,773 shares

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2013 of Excel Trust, Inc., a Maryland corporation, and Excel Trust, L.P., a Delaware limited partnership of which Excel Trust, Inc. is the parent company and general partner. Unless stated otherwise or the context otherwise requires, all references in this report to “we,” “our,” “us” or “the Company” refer to Excel Trust, Inc., together with its controlled and consolidated subsidiaries, including Excel Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Excel Trust, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

Excel Trust, Inc. is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2013, Excel Trust, Inc. owned an approximate 97.5% partnership interest in the Operating Partnership. The remaining 2.5% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, Excel Trust, Inc. exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

PART 1 — FINANCIAL INFORMATION

EXCEL TRUST, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS:
Property:
Land	$355,509	$320,289
Buildings	620,840	564,352
Site improvements	60,459	51,875
Tenant improvements	52,254	42,903
Construction in progress	3,297	1,709
Less accumulated depreciation	(54,409)	(36,765)

Property, net	1,037,950	944,363
Cash and cash equivalents	3,483	5,596
Restricted cash	41,139	5,657
Tenant receivables, net	3,500	5,376
Lease intangibles, net	80,273	85,646
Deferred rent receivable	8,462	5,983
Other assets	18,944	17,618
Investment in unconsolidated entities	8,371	9,015

Total assets(1)	$1,202,122	$1,079,254

LIABILITIES AND EQUITY:
Liabilities:
Mortgages payable, net	$308,365	$333,935
Notes payable	193,500	75,000
Accounts payable and other liabilities	25,893	25,319
Lease intangibles, net	27,884	26,455
Dividends/distributions payable	10,684	9,773

Total liabilities(2)	566,326	470,482
Commitments and contingencies
Equity:
Stockholders’ equity
Preferred stock, 50,000,000 shares authorized
7.0% Series A cumulative convertible perpetual preferred stock, $50,000 liquidation preference ($25.00 per share), 2,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	47,703	47,703
8.125% Series B cumulative redeemable preferred stock, $92,000 liquidation preference ($25.00 per share), 3,680,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	88,720	88,720
Common stock, $.01 par value, 200,000,000 shares authorized; 48,172,773 and 44,905,683 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	480	448
Additional paid-in capital	469,034	459,151
Retained Earnings (cumulative deficit)	15,732	(1,414)

	621,669	594,608
Accumulated other comprehensive loss	(107)	(572)

Total stockholders’ equity	621,562	594,036
Non-controlling interests	14,234	14,736

Total equity	635,796	608,772

Total liabilities and equity	$1,202,122	$1,079,254

(1)

Excel Trust, Inc.’s consolidated total assets at September 30, 2013 and December 31, 2012 include $15,596 and $15,871, respectively, of assets (primarily real estate assets) of a variable interest entity (“VIE”) that can only be used to settle the liabilities of that VIE.

(2)

Excel Trust, Inc.’s consolidated total liabilities at September 30, 2013 and December 31, 2012 include $185 and $154 of accounts payable and other liabilities of a VIE, respectively, that do not have recourse to Excel Trust, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Rental revenue	$23,556	$16,800	$67,685	$48,800
Tenant recoveries	5,022	4,000	14,099	10,297
Other income	353	285	954	972

Total revenues	28,931	21,085	82,738	60,069
Expenses:
Maintenance and repairs	1,821	1,411	5,239	4,020
Real estate taxes	3,354	2,521	9,312	6,929
Management fees	698	181	1,331	539
Other operating expenses	1,845	977	4,707	2,735
Change in fair value of contingent consideration	(10)	(121)	(1,568)	(121)
General and administrative	3,399	3,318	10,536	10,155
Depreciation and amortization	11,637	8,321	34,613	24,488

Total expenses	22,744	16,608	64,170	48,745

Operating income	6,187	4,477	18,568	11,324
Interest expense	(4,728)	(3,939)	(13,751)	(11,149)
Interest income	49	19	146	125
Loss from equity in unconsolidated entities	12	(158)	(13)	(158)
Changes in fair value of financial instruments and gain on OP unit redemption	—	61	230	1,112

Income from continuing operations	1,520	460	5,180	1,254
Income from discontinued operations before gain on sale of real estate assets	345	43	481	39
Gain on sale of real estate assets	11,974	—	11,974	—

Income from discontinued operations	12,319	43	12,455	39

Net income	13,839	503	17,635	1,293
Net (income) loss attributable to non-controlling interests	(356)	(2)	(489)	14

Net income attributable to Excel Trust, Inc.	13,483	501	17,146	1,307
Preferred stock dividends	(2,744)	(2,744)	(8,232)	(7,609)

Net income (loss) attributable to the common stockholders	$10,739	$(2,243)	$8,914	$(6,302)

Loss from continuing operations per share attributable to the common stockholders - basic and diluted	(0.03)	(0.07)	(0.08)	(0.21)
Net income (loss) per share attributable to the common stockholders - basic and diluted	$0.22	$(0.07)	$0.18	$(0.21)

Weighted-average common shares outstanding - basic and diluted	47,497	33,294	46,674	32,616

Dividends declared per common share	$0.17	$0.1625	$0.51	$0.488

Net income	$13,839	$503	$17,635	$1,293
Other comprehensive income (loss):
Change in unrealized gain on investment in equity securities	—	(30)	—	73
Gain on sale of equity securities (reclassification adjustment)	—	(1)	—	(12)
Change in unrealized loss on interest rate swaps	163	72	476	180

Comprehensive income	14,002	544	18,111	1,534
Comprehensive (income) loss attributable to non-controlling interests	(359)	(3)	(500)	5

Comprehensive income attributable to Excel Trust, Inc.	$13,643	$541	$17,611	$1,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Retained Earnings (Deficit)	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2013	$47,703	$88,720	44,905,683	$448	$459,151	$(1,414)	$(572)	$594,036	$14,736	$608,772
Net proceeds from sale of common stock	—	—	3,211,928	32	40,695	—	—	40,727	—	40,727
Issuance of restricted common stock awards	—	—	33,088	—	—	—	—	—	—	—
Redemption of OP units for common stock and cash	—	—	22,074	—	279	—	—	279	(235)	44
Noncash amortization of share-based compensation	—	—	—	—	1,713	—	—	1,713	—	1,713
Common stock dividends	—	—	—	—	(24,349)	—	—	(24,349)	—	(24,349)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(990)	(990)
Net income	—	—	—	—	—	17,146	—	17,146	489	17,635
Preferred stock dividends	—	—	—	—	(8,232)	—	—	(8,232)	—	(8,232)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	465	465	11	476
Adjustment for non-controlling interests	—	—	—	—	(223)	—	—	(223)	223	—

Balance at September 30, 2013	$47,703	$88,720	48,172,773	$480	$469,034	$15,732	$(107)	$621,562	$14,234	$635,796

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative (Deficit)	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2012	$47,703	$—	30,289,813	$302	$319,875	$(3,277)	$(811)	$363,792	$17,194	$380,986
Net proceeds from sale of preferred stock	—	88,720	—	—	—	—	—	88,720	—	88,720
Net proceeds from sale of common stock	—	—	1,082,051	11	12,576	—	—	12,587	—	12,587
Issuance of restricted common stock awards	—	—	18,356	—	—	—	—	—	—	—
Redemption of OP units for common stock and cash	—	—	270,112	3	3,196	—	—	3,199	(4,315)	(1,116)
Issuance of common stock for acquisition	—	—	3,230,769	32	39,076	—	—	39,108	—	39,108
Noncash amortization of share-based compensation	—	—	—	—	2,406	—	—	2,406	—	2,406
Common stock dividends	—	—	—	—	(16,619)	—	—	(16,619)	—	(16,619)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(889)	(889)
Net income	—	—	—	—	—	1,307	—	1,307	(14)	1,293
Preferred stock dividends	—	—	—	—	(7,609)	—	—	(7,609)	—	(7,609)
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	70	70	3	73
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	174	174	6	180
Adjustment for non-controlling interests	—	—	—	—	(619)	—	—	(619)	619	—

Balance at September 30, 2012	$47,703	$88,720	34,891,101	$348	$352,282	$(1,970)	$(567)	$486,516	$12,604	$499,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash flows from operating activities:
Net income	$17,635	$1,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,306	25,432
Changes in fair value of financial instruments and gain on OP unit redemption	(230)	(1,112)
Change in fair value of contingent consideration	(1,568)	(121)
Gain on sale of real estate assets	(11,974)	—
Income from equity in unconsolidated entities	13	158
Deferred rent receivable	(2,913)	(2,021)
Amortization of above- and below-market leases	205	(12)
Amortization of deferred balances	1,127	1,461
Bad debt expense	959	495
Share-based compensation expense	1,713	2,406
Distributions from unconsolidated entities	518	—
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	1,295	(517)
Other assets	(1,289)	(1,196)
Accounts payable and other liabilities	2,198	2,562

Net cash provided by operating activities	42,995	28,828

Cash flows from investing activities:
Acquisitions of property	(121,175)	(99,306)
Development of property and property improvements	(16,215)	(4,791)
Proceeds from the contribution of real estate assets	—	21,317
Investments in unconsolidated entities	(106)	—
Return of capital from unconsolidated entities	139	—
Disposition of real estate assets	4,355	—
Receipt of master lease payments	384	—
Capitalized leasing costs	(1,538)	(1,397)
Advance of note receivable	—	(750)
Collection of mortgage loan receivable	—	2,000
Purchases of equity securities	—	(125)
Proceeds from sale of equity securities	—	4,241
Restricted cash	(3,439)	(1,585)

Net cash used in investing activities	(137,595)	(80,396)

Cash flows from financing activities:
Issuance of common stock	41,098	12,587
Issuance of preferred stock	—	89,102
Preferred stock offering costs	—	(382)
OP unit redemptions	—	(1,915)
Payments on mortgages payable	(33,771)	(3,326)
Proceeds from mortgages payable	—	13,713
Payments on notes payable	(40,500)	(71,000)
Proceeds from notes payable	159,000	50,000
Payments of contingent consideration	—	(1,613)
Distribution to non-controlling interests	(971)	(946)
Preferred stock dividends	(8,232)	(6,051)
Common stock dividends	(23,457)	(15,796)
Deferred financing costs	(680)	(2,060)

Net cash provided by financing activities	92,487	62,313

Net increase	(2,113)	10,745
Cash and cash equivalents, beginning of period	5,596	5,292

Cash and cash equivalents, end of period	$3,483	$16,037

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized of $50 and $110	$12,114	$9,185

Non-cash investing and financing activity:
Acquisition of real estate for common shares and OP units	$—	$39,108

Assumption of net mortgage debt in connection with property acquisitions	$8,204	$29,670

Assets received in connection with property acquisitions	$—	$3,784

Liabilities assumed in connection with property acquisitions	$140	$1,445

Dispositions of real estate assets classified as a 1031 exchange (including gain on sale of real estate assets of $10,854)	$31,104	$—

Common stock dividends payable	$8,189	$5,669

Preferred stock dividends payable	$2,287	$2,287

OP unit distributions payable	$208	$169

Accrued additions to operating and development properties	$3,356	$948

Change in unrealized loss on interest rate swaps	$476	$180

Change in unrealized gain on marketable securities	$—	$73

OP unit redemptions (common stock)	$279	$3,199

Investment in unconsolidated entities	$—	$1,348

Reclassification of offering costs	$364	$—

Reclassification of real estate to held for sale	$3,226	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per unit amounts)

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS:

Property:
Land	$355,509	$320,289
Buildings	620,840	564,352
Site improvements	60,459	51,875
Tenant improvements	52,254	42,903
Construction in progress	3,297	1,709
Less accumulated depreciation	(54,409)	(36,765)

Property, net	1,037,950	944,363
Cash and cash equivalents	3,483	5,596
Restricted cash	41,139	5,657
Tenant receivables, net	3,500	5,376
Lease intangibles, net	80,273	85,646
Deferred rent receivable	8,462	5,983
Other assets	18,944	17,618
Investment in unconsolidated entities	8,371	9,015

Total assets(1)	$1,202,122	$1,079,254

LIABILITIES AND CAPITAL:

Liabilities:
Mortgages payable, net	$308,365	$333,935
Notes payable	193,500	75,000
Accounts payable and other liabilities	25,893	25,319
Lease intangibles, net	27,884	26,455
Distributions payable	10,684	9,773

Total liabilities(2)	566,326	470,482
Commitments and contingencies
Capital:
Partners’ capital:
Preferred operating partnership units, 50,000,000 units authorized
7.0% Series A cumulative convertible perpetual preferred units, $50,000 liquidation preference ($25.00 per unit), 2,000,000 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively	47,703	47,703
8.125% Series B cumulative redeemable preferred units, $92,000 liquidation preference ($25.00 per unit), 3,680,000 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively	88,720	88,720
Limited partners’ capital, 1,225,115 and 1,245,019 common operating partnership units issued and outstanding at September 30, 2013 and December 31, 2012, respectively	4,893	5,512
General partner’s capital, 48,172,773 and 44,905,683 common operating partnership units issued and outstanding at September 30, 2013 and December 31, 2012, respectively	492,896	465,612

	634,212	607,547
Accumulated other comprehensive loss	(144)	(620)

Total partners’ capital	634,068	606,927
Non-controlling interests	1,728	1,845

Total capital	635,796	608,772

Total liabilities and capital	$1,202,122	$1,079,254

(1)

Excel Trust, L.P.’s consolidated total assets at September 30, 2013 and December 31, 2012 include $15,596 and $15,871, respectively, of assets (primarily real estate assets) of a VIE that can only be used to settle the liabilities of that VIE.

(2)

Excel Trust, L.P.’s consolidated total liabilities at September 30, 2013 and December 31, 2012 include $185 and $154 of accounts payable and other liabilities of a VIE, respectively, that do not have recourse to Excel Trust, L.P.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Rental revenue	$23,556	$16,800	$67,685	$48,800
Tenant recoveries	5,022	4,000	14,099	10,297
Other income	353	285	954	972

Total revenues	28,931	21,085	82,738	60,069
Expenses:
Maintenance and repairs	1,821	1,411	5,239	4,020
Real estate taxes	3,354	2,521	9,312	6,929
Management fees	698	181	1,331	539
Other operating expenses	1,845	977	4,707	2,735
Change in fair value of contingent consideration	(10)	(121)	(1,568)	(121)
General and administrative	3,399	3,318	10,536	10,155
Depreciation and amortization	11,637	8,321	34,613	24,488

Total expenses	22,744	16,608	64,170	48,745

Operating income	6,187	4,477	18,568	11,324
Interest expense	(4,728)	(3,939)	(13,751)	(11,149)
Interest income	49	19	146	125
Loss from equity in unconsolidated entities	12	(158)	(13)	(158)
Changes in fair value of financial instruments and gain on OP unit redemption	—	61	230	1,112

Income from continuing operations	1,520	460	5,180	1,254
Income from discontinued operations before gain on sale of real estate assets	345	43	481	39
Gain on sale of real estate assets	11,974	—	11,974	—

Income from discontinued operations	12,319	43	12,455	39

Net income	13,839	503	17,635	1,293
Net income attributable to non-controlling interests	(77)	(75)	(249)	(216)

Net income attributable to Excel Trust, L.P.	13,762	428	17,386	1,077
Preferred operating partnership unit distributions	(2,744)	(2,744)	(8,232)	(7,609)

Net income (loss) attributable to the unitholders	$11,018	$(2,316)	$9,154	$(6,532)

Loss from continuing operations per unit attributable to the unitholders - basic and diluted	(0.03)	(0.07)	(0.08)	(0.21)
Net income (loss) per unit attributable to the unitholders - basic and diluted	$0.22	$(0.07)	$0.18	$(0.21)

Weighted-average common operating partnership units outstanding - basic and diluted	48,722	34,351	47,905	33,834

Dividends declared per common operating partnership unit	$0.17	$0.1625	$0.51	$0.488

Net income	$13,839	$503	$17,635	$1,293
Other comprehensive income (loss):
Change in unrealized gain on investment in equity securities	—	(30)	—	73
Gain on sale of equity securities (reclassification adjustment)	—	(1)	—	(12)
Change in unrealized loss on interest rate swaps	163	72	476	180

Comprehensive income attributable to Excel Trust, L.P.	$14,002	$544	$18,111	$1,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL

(Dollars in thousands)

(Unaudited)

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital
	Series A	Series B	Common Operating Partnership Units	Amount	Common Operating Partnership Units	Amount	Accumulated other Comprehensive Loss	Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance at January 1, 2013	$47,703	$88,720	1,245,019	$5,512	44,905,683	$465,612	$(620)	$606,927	$1,845	$608,772
Net proceeds from sale of common operating partnership units	—	—	—	—	3,211,928	40,727	—	40,727	—	40,727
Issuance of restricted common operating partnership unit awards	—	—	—	—	33,088	—	—	—	—	—
Redemption of common operating partnership units	—	—	(19,904)	(235)	22,074	279	—	44	—	44
Noncash amortization of share-based compensation	—	—	—	—	—	1,713	—	1,713	—	1,713
OP unit distributions	(2,625)	(5,607)	—	(624)	—	(24,349)	—	(33,205)	(366)	(33,571)
Net income (loss)	2,625	5,607	—	240	—	8,914	—	17,386	249	17,635
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	476	476	—	476

Balance at September 30, 2013	$47,703	$88,720	1,225,115	$4,893	48,172,773	$492,896	$(144)	$634,068	$1,728	$635,796

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital
	Series A	Series B	Common Operating Partnership Units	Amount	Common Operating Partnership Units	Amount	Accumulated other Comprehensive Loss	Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance at January 1, 2012	$47,703	$—	1,405,405	$8,230	30,289,813	$323,914	$(872)	$378,975	$2,011	$380,986
Net proceeds from sale of preferred operating partnership units	—	88,720	—	—	—	—	—	88,720	—	88,720
Net proceeds from sale of preferred operating partnership units	—	—	—	—	1,082,051	12,587	—	12,587	—	12,587
Issuance of restricted common operating partnership unit awards	—	—	—	—	18,356	—	—	—	—	—
Redemption of common operating partnership units	—	—	(365,053)	(4,315)	270,112	3,199	—	(1,116)	—	(1,116)
Issuance of common operating partnership units for acquisition	—	—	—	—	3,230,769	39,108	—	39,108	—	39,108
Noncash amortization of share-based compensation	—	—	—	—	—	2,406	—	2,406	—	2,406
OP unit distributions	(2,625)	(4,984)	—	(558)	—	(16,619)	—	(24,786)	(331)	(25,117)
Net income (loss)	2,625	4,984	—	(230)	—	(6,302)	—	1,077	216	1,293
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	73	73	—	73
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	180	180	—	180

Balance at September 30, 2012	$47,703	$88,720	1,040,352	$3,127	34,891,101	$358,293	$(619)	$497,224	$1,896	$499,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash flows from operating activities:
Net income	$17,635	$1,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,306	25,432
Changes in fair value of financial instruments and gain on OP unit redemption	(230)	(1,112)
Change in fair value of contingent consideration	(1,568)	(121)
Gain on sale of real estate assets	(11,974)	—
Income from equity in unconsolidated entities	13	158
Deferred rent receivable	(2,913)	(2,021)
Amortization of above- and below-market leases	205	(12)
Amortization of deferred balances	1,127	1,461
Bad debt expense	959	495
Share-based compensation expense	1,713	2,406
Distributions from unconsolidated entities	518	—
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	1,295	(517)
Other assets	(1,289)	(1,196)
Accounts payable and other liabilities	2,198	2,562

Net cash provided by operating activities	42,995	28,828

Cash flows from investing activities:
Acquisitions of property	(121,175)	(99,306)
Development of property and property improvements	(16,215)	(4,791)
Proceeds from contribution of real estate assets	—	21,317
Investments in unconsolidated entities	(106)	—
Return of capital from unconsolidated entities	139	—
Disposition of real estate assets	4,355	—
Receipt of master lease payments	384	—
Capitalized leasing costs	(1,538)	(1,397)
Advance of note receivable	—	(750)
Collection of mortgage loan receivable	—	2,000
Purchases of equity securities	—	(125)
Proceeds from sale of equity securities	—	4,241
Restricted cash	(3,439)	(1,585)

Net cash used in investing activities	(137,595)	(80,396)

Cash flows from financing activities:
Issuance of common OP units	41,098	12,587
Issuance of preferred OP units	—	89,102
Preferred stock offering costs	—	(382)
OP unit redemptions	—	(1,915)
Payments on mortgages payable	(33,771)	(3,326)
Proceeds from mortgages payable	—	13,713
Payments on notes payable	(40,500)	(71,000)
Proceeds from notes payable	159,000	50,000
Payments of contingent consideration	—	(1,613)
Distribution to non-controlling interests	(366)	(946)
Preferred OP unit distributions	(8,232)	(6,051)
Common OP unit distributions	(24,062)	(15,796)
Deferred financing costs	(680)	(2,060)

Net cash provided by financing activities	92,487	62,313

Net (decrease) increase	(2,113)	10,745
Cash and cash equivalents, beginning of period	5,596	5,292

Cash and cash equivalents, end of period	$3,483	$16,037

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized of $50 and $110	$12,114	$9,185

Non-cash investing and financing activity:
Acquisition of real estate for common OP units	$—	$39,108

Assumption of net mortgage debt in connection with property acquisitions	$8,204	$29,670

Assets received in connection with property acquisitions	$—	$3,784

Liabilities assumed in connection with property acquisitions	$140	$1,445

Dispositions of real estate assets classified as a 1031 exchange (including gain on sale of real estate assets of $10,845)	$31,104	$—

Common OP unit distributions payable	$8,397	$5,838

Preferred OP unit distributions payable	$2,287	$2,287

Accrued additions to operating and development properties	$3,356	$948

Change in unrealized loss on interest rate swaps	$476	$180

Change in unrealized gain on marketable securities	$—	$73

OP unit redemptions	$279	$3,199

Investment in unconsolidated entities	$—	$1,348

Reclassification of offering costs	$364	$—

Reclassification of real estate to held for sale	$3,226	$—

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

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2013, owned a 97.5% interest in the Operating Partnership. The remaining 2.5% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of common operating partnership units (“OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Parent Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the Operating Partnership’s Registration Statement on Form 10. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value, due to their short term maturities.

Restricted Cash:

Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements. The balance at September 30, 2013 also includes approximately $31.1 million of net proceeds from the disposition of the Grant Creek Town Center property on September 13, 2013 (see Note 15). The sale was classified as an exchange pursuant to section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”); therefore, the funds are restricted as to their usage. The Company subsequently utilized a portion of the funds to provide the purchase price for the acquisition of a retail center property located in San Diego, California on October 4, 2013 (see Note 20).

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities are deferred rents in the amount of $3.5 million and $4.4 million at September 30, 2013 and December 31, 2012, respectively.

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

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of cash rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income increased by $937,000 and $632,000 in the three months ended September 30, 2013 and 2012, respectively, and $2.9 million and $2.0 million in the nine months ended September 30, 2013 and 2012, respectively, due to the straight-line rent adjustment. Percentage rent is recognized after tenant sales have exceeded defined thresholds (if applicable) and was $171,000 and $196,000 for the three months ended September 30, 2013 and 2012, respectively, and $741,000 and $557,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed:

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment considers expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense, expected to result from the long-lived asset’s use and eventual disposition. The Company’s evaluation as to whether impairment may exist, including estimates of future anticipated cash flows, are highly subjective and could differ materially from actual results in future periods. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Although the Company’s strategy is to hold its properties over a long-term period, if the strategy changes or market conditions dictate that the sale of properties at an earlier date would be preferable, a property may be classified as held for sale and an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less cost to sell. There was no impairment recorded for the nine months ended September 30, 2013 or 2012.

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

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through September 30, 2013, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Parent Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized to general and administrative expense ratably over the requisite service period for awards that include only service vesting conditions and utilizing a graded vesting method (an accelerated vesting method in which the majority of compensation expense is recognized in earlier periods) for awards that include one or more market vesting conditions, adjusted for anticipated forfeitures.

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

Tenant receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowances are charged to bad debt expense which is included in other operating expenses on the accompanying condensed consolidated statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At September 30, 2013 and December 31, 2012, the Company had $1.3 million and $719,000, respectively, in allowances for uncollectible accounts (including straight-line deferred rent receivables) as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the three months ended September 30, 2013 and 2012, $517,000 and $100,000, respectively, of receivables were charged to bad debt expense. During the nine months ended September 30, 2013 and 2012, $959,000 and $495,000, respectively, of receivables were charged to bad debt expense.

Non-controlling Interests:

Non-controlling interests on the consolidated balance sheets of the Parent Company relate to the OP units that are not owned by the Parent Company and the portion of consolidated joint ventures not owned by the Parent Company. The OP units not held by the Parent Company may be redeemed by the Parent Company at the holder’s option for cash. The Parent Company, at its option, may satisfy the redemption obligation with common stock on a one-for-one basis, which has been further evaluated to determine that permanent equity classification on the balance sheet is appropriate.

In October 2012, the Operating Partnership issued 411,184 OP units in connection with the Company’s acquisition of the West Broad Village property. During the three months ended March 31, 2013, a total of 19,904 OP units related to the Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of 22,074 shares of common stock by the Parent Company (an equivalent number of OP units were issued by the Operating Partnership to the Parent Company). The OP units were redeemed for common stock on a one-for-one basis, with additional common stock provided as a result of the accompanying additional redemption obligation that guaranteed consideration equal to $14.00 per OP unit on the date of redemption. The remaining additional redemption obligation of $246,000 associated with the Edwards Theatres acquisition expired on March 11, 2013 and was reclassified and recognized as a gain in changes in fair value of financial instruments and gain on OP unit redemption (net of a loss of $16,000 on the OP unit redemption) on the accompanying condensed consolidated financial statements. At September 30, 2013, 172,869 OP units related to the Edwards Theatres acquisition remained outstanding, which continue to be redeemable by the OP unitholders for cash or common stock on a one-for-one basis (the determination of redemption for cash or common stock is at the Parent Company’s option).

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

In the three and nine months ended September 30, 2013 and 2012, no tenant accounted for more than 10% of revenues.

At September 30, 2013, the Company’s gross real estate assets in the states of California, Arizona, Virginia and Texas represented approximately 25.9%, 18.0%, 14.9% and 11.8% of the Company’s total assets, respectively. At December 31, 2012, the Company’s gross real estate assets in the states of Arizona, California and Virginia represented approximately 16.6%, 16.5% and 14.6% of the Company’s total assets, respectively. For the nine months ended September 30, 2013, the Company’s revenues derived from properties located in the states of California, Arizona, Virginia and Texas represented approximately 22.5%, 18.2%, 11.8% and 11.2% of the Company’s total revenues, respectively. For the nine months ended September 30, 2012, the Company’s revenues derived from properties located in the states of California and Arizona represented approximately 21.3% and 16.8% of the Company’s total revenues, respectively.

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

Although the Company has determined that the majority of the inputs used to value its derivatives classified as cash flow hedges fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its valuations related to derivatives classified as cash flow hedges in their entirety are classified in Level 2 of the fair value hierarchy (see Note 19).

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

Changes in Accumulated Other Comprehensive Loss:

The following table reflects amounts that were reclassified from accumulated other comprehensive loss and included in earnings for the nine months ended September 30, 2013 (dollars in thousands):

	Parent Company		Operating Partnership
	Nine Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance – January 1	$(572)	$(811)	$(620)	$(872)
Unrealized loss on interest rate swaps:
Unrealized losses	(19)	(304)	(19)	(304)
Amount reclassified and recognized in net income(1)	495	484	495	484
Unrealized gain on investment in equity securities:
Unrealized gain	—	85	—	85
Amount reclassified and recognized in net income (2)	—	(12)	—	(12)

Net change in other comprehensive income	476	253	476	253
Total other comprehensive loss allocable to non-controlling interests	(11)	(9)	—	—

Balance – September 30	$(107)	$(567)	$(144)	$(619)

(1)

Amounts reclassified from unrealized loss on derivative instruments are included in interest expense in the condensed consolidated statements of operations (interest expense of $171,000 and $164,000 was recognized in interest expense for the three months ended September 30, 2013 and 2012, respectively – see Note 11).

(2)

Amounts reclassified from unrealized gain on investments in equity securities are included in other income in the condensed consolidated statements of operations (a gain of $0 and $1,000 was recognized in other income for the three months ended September 30, 2013 and 2012, respectively).

Recent Accounting Pronouncements:

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in this update provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 became effective for fiscal years and interim periods beginning after September 15, 2012. The adoption of ASU 2012-02 on January 1, 2013 did not have a material impact on the Company’s condensed consolidated financial position or results of operations.

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

3. Acquisitions:

The Company completed the following property acquisition in the nine months ended September 30, 2013, which were acquired for cash unless specified below (dollars in thousands):

Property	Date Acquired	Location	Debt Assumed
Tracy Pavilion	January 24, 2013	Tracy, CA	$—
Stadium Center	July 1, 2013	Manteca, CA	$—
League City Towne Center	August 1, 2013	League City, TX	$—
Living Spaces-Promenade	August 27, 2013	Scottsdale, AZ	$7,268

The following summary provides an allocation of purchase price for each of the above acquisitions (dollars in thousands):

	Building	Land	Above-Market Leases	Below-Market Leases	In-Place Leases	Debt (Premium)/Discount	Other	Purchase Price
Tracy Pavilion	$22,611	$6,193	$163	$(1,136)	$2,907	$—	$—	$30,738
Stadium Center(1)	28,988	10,309	931	(3,197)	4,119	—	—	41,150
League City Towne Center	24,767	10,858	315	(1,249)	4,809	—	—	39,500
Living Spaces-Promenade(2)	1,038	14,514	—	(116)	1,500	(936)	—	16,000

Total	$77,404	$41,874	$1,409	$(5,698)	$13,335	$(936)	$—	$127,388

Remaining useful life(3)			54	108	75	76

(1)

As of September 30, 2013, the purchase price allocation related to the acquisition of the Stadium Center property was preliminary and the final purchase price allocation will be determined pending the receipt of information necessary to complete the valuation of assets and liabilities, which may result in a change from the intial estimates.

(2)

On August 27, 2013, the Company acquired a land parcel that was previously not owned at The Promenade retail property in Scottsdale, Arizona (not considered a separate property). The land parcel contains a building, which was constructed by the tenant and is subject to a ground lease.

(3)	Weighted-average remaining useful life (months) for recorded intangible assets and liabilities as of the date of acquisition.

The Company completed the following property acquisitions in the nine months ended September 30, 2012, which were acquired for cash unless specified below (dollars in thousands):

Consolidated Property	Date Acquired	Location	Debt Assumed
Promenade Corporate Center	January 23, 2012	Scottsdale, AZ	$—
EastChase Market Center	February 17, 2012	Montgomery, AL	$—
Lake Pleasant Pavilion	May 16, 2012	Peoria, AZ	$28,250
Chimney Rock	August 31, 2012	Odessa, TX	$—

Unconsolidated Property	Date Acquired	Location	Debt Assumed
La Costa Town Center	February 29, 2012	La Costa, CA	$—

The following summary provides an allocation of purchase price for the above acquisitions (dollars in thousands):

Consolidated Property	Building	Land	Above-Market Leases	Below-Market Leases	In-Place Leases	Debt (Premium)/Discount	Other	Purchase Price
Promenade Corporate Center(1)	$44,465	$4,477	$781	$(749)	$3,279	$—	$—	$52,253
EastChase Market Center	19,567	4,215	360	(1,296)	1,804	—	—	24,650
Lake Pleasant Pavilion	28,127	9,958	2,857	(184)	2,412	(1,420)	—	41,750
Chimney Rock(2)	14,089	7,368	—	(2,291)	2,532	—	2,106	23,804

Total	$106,248	$26,018	$3,998	$(4,520)	$10,027	$(1,420)	$2,106	$142,457

Unconsolidated Property	Building	Land	Above-Market Leases	Below-Market Leases	In-Place Leases	Debt (Premium)/Discount	Other	Purchase Price
La Costa Town Center(3)	$15,054	$8,383	$86	$(2,069)	$2,046	$—	$—	$23,500

Total	$15,054	$8,383	$86	$(2,069)	$2,046	$—	$—	$23,500

(1)

The purchase price of $52.3 million reflects $13.9 million in cash paid and the issuance of 3,230,769 shares of common stock with a fair value of approximately $39.1 million based on a closing price of $12.11 per share on the date of acquisition. The purchase price noted above is net of master lease agreements between the Company and the seller in the amount of $772,000 (included in other assets on the accompanying condensed consolidated balance sheets) based on the estimated fair value of funds expected to be received from escrow in connection with the acquisition. Payments under the master lease agreements commenced upon the expiration of two existing leases in June 2012 and February 2013 (with terms through May 2013 and January 2015, respectively). In addition, the seller has agreed to reimburse the Company for any expenditures resulting from tenant improvements or leasing commissions related to the spaces to the extent that funds remain available pertaining to the master lease agreements. See Note 19 for a discussion of changes in the fair value of this asset after the initial acquisition.

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

(3)

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

The Company recorded revenues and a net income for the three months ended September 30, 2013 of $2.6 million and $414,000, respectively, and for the nine months ended September 30, 2013 of $3.9 million and $401,000, respectively, related to the 2013 acquisitions. The Company recorded revenues and net income for the three months ended September 30, 2012 of $3.6 million and $153,000, respectively, and recorded revenues and a net loss for the nine months ended September 30, 2012 of $8.4 million and $413,000, respectively, related to the 2012 acquisitions.

The following unaudited pro forma information for the three and nine months ended September 30, 2013 and 2012 has been prepared to reflect the incremental effect of the properties acquired in 2013 and 2012, as if such acquisitions had occurred on January 1, 2012 and January 1, 2011, respectively (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues	$29,556	$24,581	$88,492	$73,235
Net income (loss)(1)	$14,056	$578	$18,282	$1,890

(1)

Pro forma results for the three and nine months ended September 30, 2013 were adjusted to exclude non-recurring acquisition costs of approximately $109,000 and $166,000, respectively, related to the 2013 acquisitions. Pro forma results for the three and nine months ended September 30, 2012 were adjusted to exclude non-recurring acquisition costs of approximately $84,000 and $377,000, respectively, related to the 2012 acquisitions. The pro forma results for the three and nine months ended September 30, 2012 were adjusted to include these costs relating to the 2013 acquisitions. A portion of the 2012 acquisitions were funded with proceeds from the offering of 8.125% Series B Cumulative Redeemable Preferred Stock (“Series B preferred stock”) that closed in January 2012. However, pro forma net income for the three and nine months ended September 30, 2012 is not adjusted for this funding as the assumed Series B preferred stock quarterly dividends of approximately $1.9 million are not included in the determination of net income (included only as a reduction of net income (loss) attributable to the common stockholders).

As of September 30, 2013, the Company had completed the reconciliation of common area maintenance expenses related to periods prior to the acquisition of the West Broad Village property, resulting in no change to the original estimated credit received at the closing of the acquisition in the amount of $450,000 (recorded as a liability).

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
In-place leases, net of accumulated amortization of $24.9 million and $20.7 million as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 79 and 82 months as of September 30, 2013 and December 31, 2012, respectively)	$48,276	$50,666

Above-market leases, net of accumulated amortization of $7.0 million and $5.2 million as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 64 and 70 months as of September 30, 2013 and December 31, 2012, respectively)	14,119	15,888

Leasing commissions, net of accumulated amortization of $6.5 million and $4.9 million as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 101 and 111 months as of September 30, 2013 and December 31, 2012, respectively)	17,878	19,092

	$80,273	$85,646

Estimated amortization of lease intangible assets as of September 30, 2013 for each of the next five years and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Amount
2013 (remaining three months)	$4,966
2014	17,028
2015	12,228
2016	9,250
2017	8,070
Thereafter	28,731

Total	$80,273

Amortization expense recorded on the lease intangible assets for the three months ended September 30, 2013 and 2012 was $5.5 million and $4.6 million, respectively. Included in these amounts are $1.0 million and $902,000, respectively, of amortization of above-market lease intangible assets recorded against rental revenue. Amortization expense recorded on the lease intangible assets for the nine months ended September 30, 2013 and 2012 was $18.3 million and $14.1 million, respectively. Included in these amounts are $3.6 million and $2.5 million, respectively, of amortization of above-market lease intangible assets recorded against rental revenue.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Below-market leases, net of accumulated amortization of $7.1 million and $5.0 million as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 123 and 134 months as of September 30, 2013 and December 31, 2012, respectively)	$27,884	$26,455

Amortization recorded on the lease intangible liabilities for the three months ended September 30, 2013 and 2012 was $1.1 million and $744,000, respectively. Amortization recorded on the lease intangible liabilities for the nine months ended September 30, 2013 and 2012 was $3.4 million and $2.5 million, respectively. These amounts were recorded as rental revenue in the Company’s condensed consolidated statements of operations.

Estimated amortization of lease intangible liabilities as of September 30, 2013 for each of the next five years and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Amount
2013 (remaining three months)	$995
2014	3,683
2015	3,125
2016	2,754
2017	2,583
Thereafter	14,744

Total	$27,884

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

As of September 30, 2013 and December 31, 2012, total carrying amount of assets was approximately $15.6 million and $15.9 million, respectively, which includes approximately $13.4 million and $13.6 million, respectively, of real estate assets at the end of each period. As of September 30, 2013 and December 31, 2012, the total carrying amount of liabilities was approximately $14.3 million.

Unconsolidated Variable Interest Entities

On December 9, 2010, the Company loaned $2.0 million to an unaffiliated borrower which has been identified as a VIE. In June 2012, the counterparty repaid the loan in full. The Company did not consolidate the VIE because it did not have the ability to control the activities that most significantly impacted the VIE’s economic performance. See Note 7 for an additional description of the nature, purposes and activities of the Company’s VIEs and interests therein.

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

Debt of the Operating Partnership

Mortgages Payable

Mortgages payable held by the Operating Partnership at September 30, 2013 and December 31, 2012 consist of the following (dollars in thousands):

	Carrying Amount of Mortgage Notes		Contractual Interest Rate	Effective Interest Rate	Monthly Payment(1)	Maturity Date
Property Pledged as Collateral	September 30, 2013	December 31, 2012
Five Forks Place	$—	$4,882	—	—	$—	June 2013
Grant Creek Town Center	—	15,342	—	—	—	June 2013
Park West Place(2)	55,800	55,800	2.44%	3.66%	106	December 2013
Edwards Theatres	11,605	11,859	6.74%	5.50%	95	February 2014
Red Rock Commons(3)	13,970	13,800	1.84%	1.84%	20	March 2014
Excel Centre	12,084	12,284	6.08%	6.08%	85	May 2014
Merchant Central	4,395	4,468	5.94%	6.75%	30	July 2014
Gilroy Crossing	46,037	46,646	5.01%	5.01%	263	October 2014
The Promenade	48,396	49,703	4.80%	4.80%	344	October 2015
5000 South Hulen	13,481	13,655	5.60%	6.90%	83	April 2017
Lake Pleasant Pavilion	27,933	28,176	6.09%	5.00%	143	October 2017
Rite Aid — Vestavia Hills	1,058	1,184	7.25%	7.25%	21	October 2018
Living Spaces-Promenade(4)	7,268	—	7.88%	4.59%	80	November 2019
West Broad Village(5)	39,700	50,000	3.33%	3.33%	110	May 2020
Lowe’s, Shippensburg	13,248	13,511	7.20%	7.20%	110	October 2031
Northside Mall(6)	12,000	12,000	0.08%	1.08%	1	November 2035

	306,975	333,310
Plus: premium(7)	1,390	625

Mortgage notes payable, net	$308,365	$333,935

(1)	Amount represents the monthly payment of principal and interest at September 30, 2013.

(2)

The loan bears interest at a rate of LIBOR plus 2.25% (variable interest rate of 2.44% and 2.50% at September 30, 2013 and December 31, 2012, respectively). In December 2010, the Company entered into interest rate swap contracts, which fix LIBOR at an average of 1.41% for the term of the loan. The maturity date may be extended for an additional one-year period through December 2014 at the Company’s option and upon the satisfaction of conditions precedent and the payment of an extension fee.

(3)

The maturity date for the Red Rock Commons construction loan is March 2014, but may be extended for an additional one-year period through March 2015 at the Company’s option and upon the satisfaction of conditions precedent and the payment of an extension fee. As of September 30, 2013, the construction loan bore interest at the rate of LIBOR plus a margin of 165 to 225 basis points, depending on the Company’s leverage ratio (variable interest rate of 1.84% at September 30, 2013 and 2.45% at December 31, 2012). On October 9, 2013, the Company entered into an agreement that lowered the margin to 145 to 205 basis points (if in the future the Parent Company obtains an investment-grade credit rating from S&P, Fitch or Moody’s, the interest rate would be LIBOR plus a margin of 90 to 170 basis points, depending on the Parent Company’s credit rating).

(4)

The Company acquired an additional land parcel that it did not previously own at The Promenade retail property in August 2013 and in connection with such acquisition, the Company assumed a mortgage note with a fixed interest rate of 7.88% (see Note 3).

(5)	The loan at the West Broad Village property was refinanced in April 2013 and bears a fixed rate of 3.33% with a new maturity date of May 1, 2020. Debt payments are interest-only through May 2016.

(6)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.08% at September 30, 2013 and 0.14% at December 31, 2012). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $106,000 and $110,000 at September 30, 2013 and December 31, 2012, respectively, is being amortized as additional interest expense through November 2035.

(7)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the three months ended September 30, 2013 and 2012 was $34,000 and $0, respectively, and for the nine months ended September 30, 2013 and 2012 was $50,000 and $139,000, respectively.

The Company’s mortgage debt maturities at September 30, 2013 for each of the next five years and thereafter are as follows (dollars in thousands):

Year Ending December 31,	Amount
2013 (remaining three months)	$57,094
2014	91,130
2015	47,920
2016	2,364
2017	41,415
Thereafter	67,052

$306,975

Unsecured Revolving Credit Facility

On October 8, 2013, the Operating Partnership entered into an amended and restated credit agreement (the “2013 Amendment”), which provided for an increase in borrowings available under its existing credit facility from $250.0 million to $300.0 million, decreased the applicable interest rate and extended the maturity date. The Operating Partnership has the ability from time to time to increase the size of the unsecured revolving credit facility by up to an additional $200.0 million for a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is April 6, 2018 and may be extended for an additional six months at the Operating Partnership’s option. The Operating Partnership, among other things, is subject to covenants requiring the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt and (2) minimum fixed coverage ratios. At September 30, 2013, the Operating Partnership believes that it was in compliance with all the covenants in the credit agreement.

As of September 30, 2013, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 165 to 225 basis points (which was decreased pursuant to the 2013 Amendment to a margin of 145 to 205 basis points), depending on the Operating Partnership’s leverage ratio. Under the 2013 Amendment, if in the future the Parent Company obtains an investment-grade credit rating from S&P, Fitch or Moody’s, the interest rate would be LIBOR plus a margin of 90 to 170 basis points, depending on the Parent Company’s credit rating. As of September 30, 2013, the Operating Partnership was also responsible for paying a fee of 0.25% or 0.35% for any unused portion of the unsecured revolving credit facility, depending on the amount of the unused portion (or a fee of 0.25% or 0.30% pursuant to the 2013 Amendment on the full capacity of the facility in the future if the Parent Company obtains an investment-grade credit rating from S&P, Fitch or Moody’s). Borrowings from the unsecured revolving credit facility were $193.5 million at September 30, 2013 at a weighted-average interest rate of 1.83%. The Operating Partnership issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on the Company’s condensed consolidated balance sheets. At September 30, 2013, there was approximately $44.3 million available for borrowing under the unsecured revolving credit facility (amount available for borrowing increased subsequent to September 30, 2013 as a result of the 2013 amendment).

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

The calculation of diluted earnings per share for the three and nine months ended September 30, 2013 does not include 657,873 and 683,922 shares, respectively, of unvested restricted common stock or 1,225,115 and 1,230,437 OP units, respectively, as the effect of including these equity securities was anti-dilutive to net income or net loss attributable to the common stockholders. The calculation of diluted earnings per share for the three and nine months ended September 30, 2012 does not include 905,433 and 942,810 shares, respectively, of unvested restricted common stock, 90,207 and 90,513 shares, respectively, of contingently issuable common stock related to the 2011 Edwards Theatres acquisition, or 1,056,894 and 1,217,732 OP units, respectively, as the effect of including these equity securities was anti-dilutive to net loss attributable to the common stockholders. In addition, 3,356,178 and 3,341,076 shares of common stock for the three and nine months ended September 30, 2013, respectively, and 3,333,400 shares of common stock for both the three and nine months ended September 30, 2012, respectively, which were issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (“Series A preferred stock”), were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method.

Computations of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic earnings per share:
Income from continuing operations	$1,520	$460	$5,180	$1,254
Preferred dividends	(2,744)	(2,744)	(8,232)	(7,609)
Allocation to participating securities	(109)	(144)	(326)	(432)
Income from continuing operations attributable to non-controlling interests	(108)	(8)	(260)	7

Income (loss) from continuing operations applicable to the common stockholders	$(1,441)	$(2,436)	$(3,638)	$(6,780)

Net income (loss) attributable to the common stockholders	$10,739	$(2,243)	$8,914	$(6,302)
Allocation to participating securities	(143)	(144)	(326)	(432)

Net income (loss) applicable to the common stockholders	$10,596	$(2,387)	$8,588	$(6,734)

Weighted-average common shares outstanding:
Basic and diluted	47,496,811	33,293,772	46,674,386	32,616,052

Basic and diluted earnings per share:
Income (loss) from continuing operations per share attributable to the common stockholders	$(0.03)	$(0.07)	$(0.08)	$(0.21)
Income from discontinued operations per share attributable to the common stockholders	0.25	—	0.26	—

Net income (loss) per share attributable to the common stockholders	$0.22	$(0.07)	$0.18	$(0.21)

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

The calculation of diluted earnings per unit for the three and nine months ended September 30, 2013 does not include 657,873 and 683,922 units, respectively, of unvested restricted OP units, as the effect of including these equity securities was anti-dilutive to net income or net loss attributable to the unitholders. The calculation of diluted earnings per share for the three and nine months ended September 30, 2012 does not include 905,433 and 942,810 units, respectively, of unvested restricted OP units, or 90,207 and 90,513 units, respectively, of contingently issuable OP units related to the 2011 Edwards Theatres acquisition, respectively, as the effect of including these equity securities was anti-dilutive to net loss attributable to the common stockholders. In addition, 3,356,178 and 3,341,076 OP units for the three and nine months ended September 30, 2013, respectively, and 3,333,400 OP units for both the three and nine months ended September 30, 2012, respectively, which were issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Units (“Series A preferred units”), were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method.

Computations of basic and diluted earnings per unit for the three and nine months ended September 30, 2013 and 2012 (in thousands, except share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic earnings per unit:
Income from continuing operations	$1,520	$460	$5,180	$1,254
Preferred distributions	(2,744)	(2,744)	(8,232)	(7,609)
Allocation to participating securities	(109)	(144)	(326)	(432)
Income from continuing operations attributable to non-controlling interests	(77)	(75)	(249)	(216)

Income (loss) from continuing operations applicable to the unitholders	$(1,410)	$(2,503)	$(3,627)	$(7,003)

Net income (loss) attributable to the unitholders	$11,018	$(2,316)	$9,154	$(6,532)
Allocation to participating securities	(109)	(144)	(326)	(432)

Net income (loss) applicable to the unitholders	$10,909	$(2,460)	$8,828	$(6,964)

Weighted-average common OP units outstanding:
Basic and diluted	48,721,926	34,350,666	47,904,824	33,833,784

Basic and diluted earnings per unit:
Income (loss) from continuing operations per unit attributable to the unitholders	$(0.03)	$(0.07)	$(0.08)	$(0.21)
Income from discontinued operations per unit attributable to the unitholders	0.25	—	0.26	—

Net income (loss) per unit attributable to the unitholders	$0.22	$(0.07)	$0.18	$(0.21)

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

During the three months ended September 30, 2013 and 2012, the Company recorded no amounts in earnings attributable to hedge ineffectiveness. During the next twelve months, the Company estimates that an additional $144,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of September 30, 2013, the Company had the following outstanding interest rate swaps and other derivatives instruments (dollars in thousands):

	Fair Value(1)		Current Notional Amount	Strike Rate	Expiration Date
Type of Derivative Instrument	September 30, 2013	December 31, 2012
Interest rate swaps(2)	$144	$620	$55,800	1.34% to 1.48%	December 2013
Other derivative instrument(3)	—	274			March 2013

Total derivative instruments	$144	$894

(1)	Fair value of derivative instruments does not include any related accrued interest payable to the counterparty.

(2)	The interest rate swaps are classified within accounts payable and other liabilities on the accompanying condensed consolidated balance sheets.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Amount of unrealized loss recognized in OCI (effective portion):
Interest rate swaps	$(7)	$(92)	$(19)	$(304)
Other derivatives	—	—	—	—

Total	$(7)	$(92)	$(19)	$(304)

Amount of loss reclassified from accumulated OCI into income (effective portion):
Interest rate swaps (interest expense)	$(171)	$(164)	$(495)	$(484)
Other derivatives	—	—	—	—

Total	$(171)	$(164)	$(495)	$(484)

Amount of gain recognized in income (ineffective portion and amount excluded from effectiveness testing):
Interest rate swaps (other income/expense)	$—	$—	$—	$—
Other derivatives (changes in fair value of financial instruments and gain on OP unit redemption)	—	61	230	1,112

Total	$—	$61	$230	$1,112

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

If the Company had breached any of these provisions at September 30, 2013, it could have been required to settle its obligations under the agreements at their termination value. As of September 30, 2013, the termination value defined as the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was a liability of approximately $196,000. As of September 30, 2013, the Company has not posted any collateral related to these agreements.

Although the Company’s derivative contracts are subject to a master netting arrangement, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets.

12. Equity of the Parent Company

The Parent Company has issued restricted stock awards to senior executives, directors and employees totaling 1,133,130 shares of common stock (net of forfeitures of 23,000 shares), which are included in the total shares of common stock outstanding as of September 30, 2013.

As of September 30, 2013, the Parent Company had outstanding 2,000,000 shares of Series A preferred stock, with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series A preferred stock when, as and if declared by the Parent Company’s board of directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series A preferred stock is $1.75, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is convertible, at the holders’ option, at any time and from time to time, into common stock of the Parent Company. The initial conversion rate of the Series A preferred stock was 1.6667 shares of common stock per share of Series A preferred stock. Effective July 31, 2013, the conversion rate was adjusted to 1.6836 shares of common stock per share of Series A preferred stock as a result of the aggregate dividends that the Parent Company declared and paid on its common stock, beginning with the quarter ended September 30, 2011 and through the quarter ended September 30, 2013, being in excess of the reference dividend of $0.15 per share. The conversion rate will continue to be subject to customary adjustments in certain circumstances. On or after April 1, 2014, the Parent Company may, at its option, convert some or all of the Series A preferred stock if the closing price of the common stock equals or exceeds 140% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the notice of exercise of conversion is sent and the Parent Company has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the Series A preferred stock.

As of September 30, 2013, the Parent Company had outstanding 3,680,000 shares of Series B preferred stock, with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series B preferred stock, when, as and if declared by the Parent Company’s board of directors, at a rate of 8.125% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series B preferred stock is $2.03125, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series B preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. At any time on and after January 31, 2017, the Parent Company may, at its option, redeem the Series B preferred stock, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. In addition, upon the occurrence of a change of control, the Parent Company or a successor may, at its option, redeem the Series B preferred stock, in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.

The Parent Company’s board of directors has authorized a stock repurchase program under which the Parent Company may acquire up to $30.0 million of its common stock in open market and negotiated purchases with no expiration date. As of September 30, 2013, approximately $23.3 million remained available under the stock repurchase program to acquire outstanding shares of the Parent Company’s common stock.

The Parent Company has entered into equity distribution agreements (the “Equity Distribution Agreements”) with four sales agents, under which it can issue and sell shares of the Parent Company’s common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements were initially entered into in March 2012 with an aggregate offering price of up to $50.0 million. The Equity Distribution Agreements were subsequently amended and restated in May 2013, permitting additional sales with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”). During the nine months ended September 30, 2013, the Parent Company completed the issuance of 3,211,928 shares pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $40.7 million at an average stock issuance price of $13.05 per share. The Company used the net proceeds to repay outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes.

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

2010 Equity Incentive Award Plan

The Company has established the 2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (the “2010 Plan”), pursuant to which the Parent Company’s board of directors or a committee of its independent directors may make grants of stock options, restricted stock, stock appreciation rights and other stock-based awards to its non-employee directors, employees and consultants (an equivalent amount of common OP units are issued to the Parent Company for each such grant with similar terms and conditions). The maximum number of shares of the Parent Company’s common stock that may be issued pursuant to the 2010 Plan is 1,350,000 (of which 239,870 shares of common stock remain available for issuance as of September 30, 2013).

The following shares of restricted common stock were issued during the nine months ended September 30, 2013:

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

Shares of the Parent Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Parent Company’s restricted common stock have full voting rights and rights to dividends upon grant. The Company recognized compensation expense during the three months ended September 30, 2013 and 2012 of $583,000 and $817,000, respectively, and during the nine months ended September 30, 2013 and 2012 of $1.7 million and $2.4 million, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures. Stock compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

As of September 30, 2013 and December 31, 2012, there was approximately $2.1 million and $3.4 million, respectively, of total unrecognized compensation expense related to the non-vested shares of the Parent Company’s restricted common stock. As of September 30, 2013 and December 31, 2012, this expense was expected to be recognized over a weighted-average remaining period of 1.3 and 2.0 years, respectively.

	Number of Unvested Shares of Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance - January 1, 2013	701,396	$10.02
Grants	53,088	$13.76
Forfeitures	(20,000)	$13.43
Vested	(94,376)	$12.47

Balance - September 30, 2013	640,108	$9.86

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount of their eligible compensation as determined by the Internal Revenue Service. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to 3.0% of eligible compensation and 50% of employee deferrals for the next 2.0% of eligible compensation, is fully vested and funded as of September 30, 2013. Costs related to the matching portion of the plan for the three months ended September 30, 2013 and 2012 were approximately $39,000 and $30,000, respectively, and for the nine months ended September 30, 2013 and 2012 were approximately $113,000 and $87,000, respectively.

13. Equity of the Operating Partnership

As of September 30, 2013, the Operating Partnership had outstanding 49,397,888 OP units. The Parent Company owned 97.5% of the partnership interests in the Operating Partnership at September 30, 2013, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

In addition, as of September 30, 2013, the Operating Partnership had outstanding 2,000,000 7.00% Series A preferred units and 3,680,000 8.125% Series B Cumulative Redeemable Preferred Units (collectively referred to as the “Preferred Units”). The Preferred Units were issued to the Parent Company in exchange for the net proceeds from the issuance of preferred stock of the Parent Company and contain the same terms and conditions as the preferred stock instruments (including distribution rates, exchange or redemption provisions, etc.).

In connection with the Parent Company’s Equity Distribution Agreements, during the nine months ended September 30, 2013 the Operating Partnership issued 3,211,928 OP units to the Parent Company in exchange for net proceeds of approximately $40.7 million, which were used to repay outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes.

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

The following table shows the vested partnership interests in the Operating Partnership as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	47,532,665	97.5%	44,204,287	97.3%
Non-controlling interests consisting of:
OP units held by employees and third parties	1,225,115	2.5%	1,245,019	2.7%

Total	48,757,780	100.0%	45,449,306	100.0%

14. Investment in Unconsolidated Entities

On September 7, 2012, the Company contributed the La Costa Town Center property to a limited liability company (“La Costa LLC”) with GEM Realty Capital, Inc. (“GEM”) in which the Company and GEM hold 20% and 80% ownership interests, respectively. The Company received approximately $21.2 million in exchange for the 80% ownership interest acquired by GEM. The Company’s remaining interest is reflected in the accompanying balance sheets at the Company’s historical cost basis as an investment in a profit-sharing arrangement. The contribution was not considered a sale of real estate due to terms in the La Costa LLC formation documents that could require the Company’s continuing participation in the future under certain circumstances. La Costa LLC does not qualify as a VIE and consolidation is not required as the Company does not control the operations of the property and the majority owner will bear the majority of any losses incurred. The Company will receive 20% of the cash flow distributions and may receive a greater portion of cash distributions in the future based upon the performance of the property and the availability of cash for distribution. In addition, the Company receives fees in its role as the day-to-day property manager and for any development services that it provides. The Company’s interest in the income or losses of the underlying venture is reflected in a manner similar to the equity method of accounting.

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

General information on the La Costa LLC and Bay Hill properties as of September 30, 2013 was as follows:

Unconsolidated Investment	Partner	Ownership Interest	Formation/ Acquisition Date	Property
La Costa LLC(1)	GEM	20%	September 7, 2012	La Costa Town Center
Bay Hill(2)	MDC	50%	October 19, 2012	The Fountains at Bay Hill

(1)

At September 30, 2013, La Costa LLC had real estate assets of $23.4 million, total assets of $25.1 million, mortgages payable of $14.1 million and total liabilities of $15.1 million. At December 31, 2012, La Costa LLC had real estate assets of $23.4 million, total assets of $26.3 million, mortgages payable of $14.1 million and total liabilities of $16.0 million. For the three months ended September 30, 2013, total revenues were $430,000, total expenses were $798,000 (including interest expense) and net loss was $368,000. For the nine months ended September 30, 2013, total revenues were $2.7 million, total expenses were $3.3 million (including interest expense) and net loss was $632,000. The mortgage note was assumed with the contribution of the property. Total revenues were $165,000, total expenses were $955,000 (including interest expense) and net loss was $790,000 for both the three and nine months ended September 30, 2012 (representing only a partial month of operating activity after the contribution of the property on September 7, 2012) . The mortgage note bears interest at the rate of LIBOR plus a margin of 575 basis points (5.9% at September 30, 2013 and 6.0% at December 31, 2012). The mortgage note has a maturity date of October 1, 2014, which may be extended for three additional one-year periods at La Costa LLC’s election and upon the satisfaction of certain conditions (including the payment of an extension fee upon the exercise of the 2nd and 3rd renewal options, execution of an interest rate cap and the establishment of certain reserve accounts). La Costa LLC has also entered into an interest rate cap related to the mortgage note, which limits LIBOR to a maximum of 3.0% and expires on October 1, 2014.

(2)

At September 30, 2013 and December 31, 2012, there were $23.5 million and $23.9 million, respectively, in outstanding borrowings on the mortgage note assumed with the acquisition of the Bay Hill property. The mortgage note bears interest at the rate of LIBOR plus a margin of 325 basis points (3.4% at September 30, 2013 and 3.5% at December 31, 2012). The mortgage note has a maturity date of April 2, 2015, which may be extended for two additional one-year periods at the borrower’s election and upon the satisfaction of certain conditions.

15. Discontinued Operations

On July 19, 2013, the Company completed the disposition of the Walgreens property, located in North Corbin, Kentucky, for a sales price of approximately $4.5 million, excluding closing costs. On September 13, 2013, the Company completed the disposition of the Grant Creek Town Center property, located in Missoula, Montana, for a sales price of approximately $32.3 million, excluding closing costs. The Grant Creek Town Center property sale was classified as an exchange pursuant to section 1031 of the Code; therefore, the funds are restricted as to their usage and are reflected as restricted cash on the accompany condensed consolidated balance sheets. The Company subsequently utilized a portion of the funds to provide the purchase price for the acquisition of a retail center property located in San Diego, California on October 4, 2013 (see Note 20).

Both properties were part of the retail properties segment – see Note 21. The following table provides information regarding the disposition of the properties:

	(in thousands)
Property	Sales Price	Gain on Sale	Date of Sale	Acquisition Date
Walgreens — North Corbin	$4,514	$1,129	7/19/2013	5/24/2010
Grant Creek Town Center	$32,343	$10,845	9/13/2013	8/27/2010

The results of operations for the properties are reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. The following table summarizes the revenue and expense components that comprise income from discontinued operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Total revenues	$559	$668	$1,815	$1,992
Total expenses	214	625	1,334	1,953

Income before non-controlling interests and gain on sale of real estate assets	345	43	481	39
Gain on sale of real estate assets	11,974	—	11,974	—
Non-controlling interest in discontinued operations(1)	(248)	6	(229)	7

Income from discontinued operations available to the common stockholders	$12,071	$49	$12,226	$46

(1)

Amounts represent the portion of non-controlling interest related to OP units not held by the Parent Company that would be attributable to discontinued operations (no amounts would be allocable with respect to the consolidated financial statements of the Operating Partnership).

16. Related Party Transactions

Many of the employees of Excel Realty Holdings, LLC (“ERH”) became employees of the Company subsequent to the Company’s initial public offering. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. In the three months ended September 30, 2013 and 2012, approximately $82,000 and $88,000, respectively, and in the nine months ended September 30, 2013 and 2012, approximately $230,000 and $236,000, respectively, was reimbursed to the Company from ERH and included in other income in the condensed consolidated statements of operations.

17. Income Taxes

Income Taxes of the Parent Company

The Parent Company elected to be taxed as a REIT under the Code, beginning with the taxable year ended December 31, 2010. To qualify as a REIT, the Parent Company must meet a number of organizational and operational requirements, including the requirement that it distribute currently at least 90% of its REIT taxable income to its stockholders. It is the Parent Company’s intention to comply with these requirements and maintain the Parent Company’s REIT status. As a REIT, the Parent Company generally will not be subject to corporate federal, state or local income taxes on income it distributes currently (in accordance with the Code and applicable regulations) to its stockholders. If the Parent Company fails to qualify as a REIT in any taxable year, then it will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if the Parent Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income, properties and operations and to federal income and excise taxes on its taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder and on the taxable income of any of its taxable REIT subsidiaries.

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

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis (dollars in thousands):

	Balance at September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations(1)	$614	$—	$—	$614

Liabilities:
Interest rate swaps (see Note 11)	$(144)	$—	$(144)	$—
Contingent consideration related to business combinations(2)	(205)	$—	—	(205)

Total	$(349)	$—	$(144)	$(205)

	Balance at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations(1)	$992	$—	$—	$992

Liabilities:
Interest rate swaps (see Note 11)	$(620)	$—	$(620)	$—
Contingent consideration related to business combinations(2)	(1,787)	$—	—	(1,787)
Derivative instrument related to business combinations (see Note 11)(3)	(274)	—	—	(274)

Total	$(2,681)	$—	$(620)	$(2,061)

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

(2)

Additional consideration was potentially due to the prior owners of two properties purchased in 2012 contingent upon their ability to lease-up vacant space at those properties during 2013. The balance of $1.8 million at December 31, 2012 represented the Company’s best estimate of the fair value of funds expected to be paid to the former owners. The earn-out period for one of the two properties expired at June 30, 2013, resulting in a reversal of the contingent liability of approximately $1.6 million based on a short-fall in the expected leasing. At September 30, 2013, a contingent liability with a fair value of approximately $205,000 was due to the previous owner of the other property acquired in 2012 based on the lease-up of vacant space subsequent to the acquisition of the property. The Company recognized a gain of approximately $10,000 in the three months ended September 30, 2013 due to an increase in the actual leasing costs as compared to the initial estimates. The earn-out period expired on September 30, 2013 and the balance of $205,000 was paid in full in October 2013.

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

During the period from March 2012 to March 2013, 591,474 OP units were tendered to the Company for redemption, resulting in the issuance of 531,768 shares of common stock and cash payments totaling approximately $1.9 million. The Company has recognized the acquisition of non-controlling interests based on the fair value of shares issuable in connection with the one-for-one redemption right available to all holders of OP units. The Company recognized a loss of approximately $16,000 for the nine months ended September 30, 2013 as a result of the deficit of the fair value of the guarantee over the fair value of the consideration required to settle. The Company recognized gains of approximately $47,000 and $396,000 for the three and nine months ended September 30, 2012, respectively, as a result of the excess of the fair value of the guarantee over the fair value of the consideration required to settle. In total, the Company recognized increases in additional paid-in capital and common stock, par value, of approximately $279,000 and $3.2 million for the nine months ended September 30, 2013 and 2012, respectively. The Company also recognized additional gains of $246,000 and $716,000 in the nine months ended September 30, 2013 and 2012, respectively, as a result of revaluations of the redemption obligation.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2013 (dollars in thousands):

	Other Assets Related to Business Combinations (1)	Contingent Consideration Related to Business Combinations (2)	Derivative Instruments Related to Business Combinations (3)
Beginning balance, January 1, 2013	$992	$(1,787)	$(274)
Total gains:
Included in earnings	6	1,562	246
Purchases, issuances, or settlements	(384)	20	28

Ending balance, September 30, 2013	$614	$(205)	$—

(1)

The change of $378,000 for other assets related to business combinations during the nine months ended September 30, 2013 is comprised of payments received on the master lease assets of $384,000 and an increase in the estimated fair value of funds to be received from escrow of $6,000.

(2)

The change of $1.6 million for contingent consideration related to business combinations represents the reversal of a contingent liability related to the earn-out for one property as a result of a shortfall in expected leasing of vacant space at the property and a reduction in the contingent liability related to another property as a result of higher leasing costs than originally estimated (recognized as changes in fair value of contingent consideration in the condensed consolidated statements of operations). The remaining earn-out has a fair value of approximately $205,000 based on the funds due to the former owner, which were paid in full in October 2013.

(3)

The change of $274,000 for derivative instruments related to business combinations during the nine months ended September 30, 2013 is related to changes to the redemption provision for OP units issued in connection with the 2011 Edwards Theatres acquisition as a result of (a) a decrease of $246,000 due to recognition of a gain included in earnings related to changes in the fair value of the redemption obligation and (b) a decrease of $28,000 due to the redemption of corresponding OP units.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2012 (dollars in thousands):

	Other Assets Related to Business Combinations (1)	Contingent Consideration Related to Business Combinations (2)	Derivative Instruments Related to Business Combinations (3)
Beginning balance, January 1, 2012	$—	$(1,613)	$(3,050)
Total gains:
Included in earnings	121	—	1,112
Purchases, issuances, or settlements	723	1,613	796

Ending balance, September 30, 2012	$844	$—	$(1,142)

(1)

The change of $844,000 for other assets related to business combinations during the nine months ended September 30, 2012 is comprised of (a) an increase in the master lease asset of $121,000 due to changes in the Company’s initial estimates of the fair value of funds expected to be received from escrow that was included in earnings, (b) the recognition of a master lease asset of $772,000 related to the acquisition of the Promenade Corporate Center property and (c) a decrease in the master lease asset due to payments received in the amount of $49,000.

(2)

The change of $1.6 million for contingent consideration related to business combinations during the nine months ended September 30, 2012 is comprised of a decrease in the obligation due to the payment of approximately $1.6 million in earn-outs in January 2012.

(3)

The change of $1.9 million for derivative instruments related to business combinations during the nine months ended September 30, 2012 is related to changes to the redemption provision for OP units issued in connection with the 2011 Edwards Theatres acquisition and is comprised of (a) a decrease of $716,000 due to recognition of a gain related to changes in the fair value of the redemption obligation and a gain of $349,000 resulting from the redemption of OP units and (b) a decrease in the redemption obligation of $796,000 due to the redemption of corresponding OP units.

There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to any of the three levels of the fair value hierarchy during the three months ended September 30, 2013 and 2012.

The following table provides quantitative disclosure about significant unobservable inputs related to financial assets and liabilities measured on a recurring basis (Level 3 of the fair value hierarchy) as of September 30, 2013:

	Fair Value at September 30, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other assets related to business combinations(1)	$614	Cash flow	Tenant improvement allowance Lease commission TI construction period	$ $	12.00/sf - 35.00/sf 6.0 2-5 months	%
Contingent consideration related to business combinations(2)	$(205)	Cash flow	Tenant improvement allowance Lease commission TI construction period		$37.50/sf 6.0 2 months	%

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

The fair values of certain additional financial assets and liabilities at September 30, 2013 and December 31, 2012 (fair value measurements categorized as Level 3 of the fair value hierarchy) are as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Note receivable (Other Assets)	$750	$750	$750	$750
Financial liabilities:
Mortgage notes payable	308,365	312,834	333,935	341,288
Notes payable	193,500	193,024	75,000	74,862

20. Subsequent Events

On October 4, 2013, the Company completed the acquisition of a retail center with 38,000 square feet of GLA located in San Diego, California for a contractual purchase price, excluding closing costs, of approximately $14.3 million. The purchase was funded by proceeds from the sale of the Company’s Grant Creek Town Center property in September 2013 (see Note 15). The sole tenant of the retail property is LA Fitness. An allocation of purchase price for the acquisition of the retail property has not yet been performed as the Company is continuing to collect the necessary information.

On October 8, 2013, the Operating Partnership entered into the 2013 Amendment, which provided an increase in borrowings available under its credit facility from $250.0 million to $300.0 million, decreased the applicable interest rate and extended the maturity date. The Operating Partnership has the ability from time to time to increase the size of the unsecured revolving credit facility by up to an additional $200.0 million for a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is April 6, 2018 and may be extended for an additional six months at the Operating Partnership’s option (see Note 8).

On October 9, 2013, the Operating Partnership entered into an amendment to its Red Rock Commons construction loan, which decreased the applicable interest rate (see Note 8).

On October 14, 2013, the Company entered into a purchase agreement to acquire a retail shopping center with approximately 105,000 square feet of GLA, located in Las Vegas, Nevada for a contractual purchase price, excluding closing costs, of approximately $16.4 million. The purchase of the property is subject to due diligence and other customary closing conditions.

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

The following tables reconcile the Company’s segment activity to its condensed consolidated results of operations and financial position for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Office Properties:
Total revenues	$2,052	$2,261	$6,428	$6,367
Property operating expenses	(906)	(950)	(2,593)	(2,366)

Property operating income, as defined	1,146	1,311	3,835	4,001
Changes in fair value of contingent consideration	—	121	6	121
General and administrative costs	(9)	(1)	(16)	(98)
Depreciation and amortization	(980)	(973)	(2,832)	(2,822)
Interest expense	(194)	(198)	(579)	(593)

Net income	$(37)	$260	$414	$609

Multi-family Properties:
Total revenues	$1,397	$—	$4,053	$—
Property operating expenses	(675)	—	(1,374)	—

Property operating income, as defined	722	—	2,679	—
General and administrative costs	206	—	(104)	—
Depreciation and amortization	(460)	—	(2,298)	—

Net income (loss)	$468	$—	$277	$—

Retail Properties:
Total revenues	$25,482	$18,824	$72,257	$53,702
Property operating expenses	(6,137)	(4,140)	(16,622)	(11,857)

Property operating income, as defined	19,345	14,684	55,635	41,845
Changes in fair value of contingent consideration	10	—	1,562	—
General and administrative costs	(3,596)	(3,317)	(10,416)	(10,057)
Depreciation and amortization	(10,197)	(7,348)	(29,483)	(21,666)
Interest expense	(4,534)	(3,741)	(13,172)	(10,556)
Interest income	49	19	146	125
Income (loss) from equity in unconsolidated entities	12	(158)	(13)	(158)
Changes in fair value of financial instruments and gain on OP unit redemption	—	61	230	1,112

Income from continuing operations	1,089	200	4,489	645
Income from discontinued operations	12,319	43	12,455	39

Net income	$13,408	$243	$16,944	$684

Total Reportable Segments:
Total revenues	$28,931	$21,085	$82,738	$60,069
Property operating expenses	(7,718)	(5,090)	(20,589)	(14,223)

Property operating income, as defined	21,213	15,995	62,149	45,846
Changes in fair value of contingent consideration	10	121	1,568	121
General and administrative costs	(3,399)	(3,318)	(10,536)	(10,155)
Depreciation and amortization	(11,637)	(8,321)	(34,613)	(24,488)
Interest expense	(4,728)	(3,939)	(13,751)	(11,149)
Interest income	49	19	146	125
Loss from equity in unconsolidated entities	12	(158)	(13)	(158)
Changes in fair value of financial instruments and gain on OP unit redemption	—	61	230	1,112

Income from continuing operations	1,520	460	5,180	1,254
Income from discontinued operations	12,319	43	12,455	39

Net income	$13,839	$503	$17,635	$1,293

Reconciliation to Condensed Consolidated Net Income Attributable to the Common Stockholders (Parent Company):
Total net income for reportable segments	$13,839	$503	$17,635	$1,293
Net income attributable to non-controlling interests	(356)	(2)	(489)	14

Net income attributable to Excel Trust, Inc.	$13,483	$501	$17,146	$1,307

Reconciliation to Condensed Consolidated Net Income Attributable to the Unitholders (Operating Partnership):
Total net income for reportable segments	$13,839	$503	$17,635	$1,293
Net income attributable to non-controlling interests	(77)	(75)	(249)	(216)

Net income attributable to Excel Trust, L.P.	$13,762	$428	$17,386	$1,077

	September 30,	December 31,
	2013	2012
Assets:
Office Properties:
Total assets	$67,772	$70,473
Multi-family Properties:
Total assets	71,164	72,627
Retail Properties:
Total assets	1,063,186	936,154

Total Reportable Segments & Consolidated Assets:
Total assets	$1,202,122	$1,079,254

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we,” “us,” “our” or the “Company” refer to Excel Trust, Inc., a Maryland corporation, and any of our subsidiaries, including Excel Trust, L.P., a Delaware limited partnership of which Excel Trust, Inc. is the parent company and general partner, which may be referred to herein as the “Operating Partnership.”

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in the retail industry or the markets in which we operate; changes in local, regional and national economic conditions; our inability to compete effectively; our inability to collect rent from tenants; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; decreased rental rates or increased vacancy rates; our failure to obtain necessary outside financing on favorable terms or at all; changes in the availability of additional acquisition opportunities; our inability to successfully complete real estate acquisitions; our failure to successfully operate acquired properties and operations; our failure to maintain our status as a REIT; our inability to attract and retain key personnel; government approvals, actions and initiatives, including the need for compliance with environmental requirements; financial market fluctuations; changes in real estate and zoning laws and increases in real property tax rates; the effects of earthquakes and other natural disasters; and lack of or insufficient amounts of insurance. While forward-looking statements reflect our good faith beliefs (or those of the indicated third parties); they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following table reflects our total portfolio at September 30, 2013 (a property is reclassified from development to the operating portfolio at the earlier of 85% occupancy or one year from completion and delivery of the space):

	Gross Leasable Area (GLA)	% Occupied	% Leased	Number of Properties
Operating Portfolio:
Retail properties	5,618,485	92.9%	94.0%	31
Multi-family properties(1)	339 units	92.0%	95.3%	n/a
Office properties	338,339	80.8%	80.8%	2

Total/weighted-average operating portfolio	5,956,824	92.2%	93.2%	33

Development properties(2)	169,961	11.5%	26.9%	n/a
Unconsolidated properties(3)	224,952	82.7%	82.7%	2

Total Portfolio:
Total/weighted-average total portfolio	6,351,737	89.7%	91.1%	35

(1)

Includes the 339 apartment units on the upper levels of our West Broad Village retail shopping center (the number of apartment units and leased percentage are not included in the total/weighted-average).

(2)	Our development properties consist of Phase II of each of our Chimney Rock and Red Rock Commons properties (Phase I of each such property is classified as an operating property).

(3)	Includes our La Costa Town Center and The Fountains at Bay Hill, or Bay Hill, properties in which we hold 20% and 50% ownership interests, respectively.

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

Results of Operations

We operate through three reportable business segments: retail properties, multi-family properties and office properties. At September 30, 2013, we owned 31 consolidated retail operating properties with a total of approximately 5.6 million square feet of gross leasable area (including a consolidated joint venture owned 50% by us). The multi-family segment consists of 339 apartment units at one retail property, West Broad Village, which is located in Richmond, Virginia. The office segment consists of two properties, Excel Centre, a portion of which is utilized as our headquarters, and the Promenade Corporate Center (these properties total 338,339 square feet of gross leasable area). All of our other properties are reported in the retail segment.

The following table reflects leasing activity at our consolidated retail and office operating properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases during the nine months ended September 30, 2013:

	Number of Leases	GLA	Weighted- Average Lease Rate	Weighted- Average Prior Lease Rate	% Increase (Decrease)	Tenant Improvement Allowance (sf)	Leasing Commission (sf)
Comparable leases	66	272,615	$19.28	$18.81	2.5%	$6.93	$2.17
Non-comparable leases	36	132,374	$19.26	n/a	n/a	$25.84	$7.00

Total leasing activity	102	404,989

In the nine months ended September 30, 2013, we acquired three retail operating properties (including the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade) for approximately $127.4 million in the aggregate (comprised of cash payments of approximately $120.1 million and the assumption of $7.3 million of mortgage indebtedness). We utilized borrowings from our unsecured revolving credit facility to acquire these properties.

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

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

	Same Properties		New Properties		Redevelopment/ Development Properties		Corporate		Total
	As of September 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rentable GLA	4,606,688	4,606,688	1,350,136	151,339	—	—	—	—	5,956,824	4,758,027
Percent leased	93.9%	91.9%	90.9%	97.8%	—	—	—	—	93.2%	92.0%
Number of properties	23	23	10	1	—	—	—	—	33	24
Percent of total portfolio	77.3%	96.8%	22.7%	3.2%	—	—	—	—	100.0%	100.0%

	Same Properties		New Properties(1)		Redevelopment/ Development Properties		Corporate		Total
	Three months ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rental revenue	$16,391	$16,365	$7,223	$492	$—	$—	$(58)	$(57)	$23,556	$16,800
Tenant recoveries	3,811	3,925	1,211	75	—	—	—	—	5,022	4,000
Other income	55	89	168	—	—	—	130	196	353	285

Total revenues	20,257	20,379	8,602	567	—	—	72	139	28,931	21,085
Rental operations(2)	5,662	5,195	2,318	156	—	—	(262)	(261)	7,718	5,090

Property operating income	$14,595	$15,184	$6,284	$411	$—	$—	$334	$400	$21,213	$15,995

(1)	Includes a property that was consolidated in 2012, but is part of an unconsolidated joint venture in 2013.
(2)	Amount includes the following expenses that are directly attributable to a property: maintenance and repairs, real estate taxes, management fees and other operating expenses.

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	September 30, 2013	September 30, 2012	Change	Percent Change
Property operating income	$21,213	$15,995	$5,218	32.6%
Unallocated (income) expense:
Changes in fair value of contingent consideration	(10)	(121)	111	91.7%
General and administrative	3,399	3,318	81	2.4%
Depreciation and amortization	11,637	8,321	3,316	39.9%

Operating income	6,187	4,477	1,710	38.2%
Interest expense, net	(4,679)	(3,920)	(759)	19.4%
Loss from equity in unconsolidated entities	12	(158)	170	107.6%
Changes in fair value of financial instruments and gain on redemption of OP units	—	61	(61)	n/a

Income from continuing operations	1,520	460	1,060	230.4%
Income from discontinued operations	12,319	43	12,276	28,548.8%

Net income	$13,839	$503	$13,336	2,651.3%

Property operating income: Property operating income increased by $5.2 million, or 32.6%, to $21.2 million for the three months ended September 30, 2013 compared to $16.0 million for the three months ended September 30, 2012. The increase was primarily related to the acquisition of ten consolidated operating properties after June 30, 2012 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade).

Changes in fair value of contingent consideration: A gain of approximately $10,000 was recognized in the three months ended September 30, 2013 related to the expiration of an earn-out period for a 2012 acquisition due to an increase in the actual leasing costs as compared to the initial estimates. The earn-out period expired on September 30, 2013 and the balance of $205,000 was paid in full in October 2013. A gain of approximately $121,000 was recognized in the three months ended September 30, 2012 as a result of an increase in the estimated fair value of funds to be received from escrow in connection with a master lease agreement related to the Promenade Corporate Center acquisition.

General and administrative: General and administrative expenses increased by $81,000, or 2.4%, to $3.4 million for the three months ended September 30, 2013 compared to $3.3 million for the three months ended September 30, 2012. An increase in transaction costs and corporate infrastructure costs due to our continued growth was partially offset by a decrease in audit and professional fees and compensation and benefit costs, primarily related to stock compensation as a result of the graded vesting method of recognizing compensation expense related to the 2012 performance-based stock awards, which resulted in declining amounts of stock compensation expense in 2013 as compared to 2012. Included in general and administrative expenses was share-based compensation expense for the three months ended September 30, 2013 and 2012 of $583,000 and $817,000, respectively.

Depreciation and amortization: Depreciation and amortization expense increased $3.3 million, or 39.9%, to $11.6 million for the three months ended September 30, 2013 compared to $8.3 million for the three months ended September 30, 2012. The increase was primarily related to our acquisition of ten consolidated operating properties after June 30, 2012 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade).

Interest expense, net: Interest expense, net increased $759,000, or 19.4%, to $4.7 million for the three months ended September 30, 2013 compared to $3.9 million for the three months ended September 30, 2012. The increase was primarily due to the assumption of approximately $85.5 million of mortgage debt in connection with our property acquisitions acquired in 2012 and 2013 and higher levels of outstanding borrowings under our unsecured revolving credit facility during the three months ended September 30, 2013.

Loss from equity in unconsolidated entities: In September 2012, we contributed our La Costa Town Center property to a newly-formed entity in which we hold a 20% ownership interest. We account for our ownership interest in a manner similar to the equity method of accounting. In October 2012, we purchased a 50% tenant-in-common interest in our Bay Hill property, which we account for under the equity method of accounting. Both of these ownership interests are reflected in the accompanying condensed consolidated balance sheets as investments in unconsolidated entities (see Note 14 to the condensed consolidated financial statements contained elsewhere herein for further discussion). Income of $12,000 and losses of $158,000 for the three months ended September 30, 2013 and 2012, respectively, are comprised of our proportionate share of the net losses from the operations of these properties.

Changes in fair value of financial instruments and gain on redemption of OP units: A gain on changes in fair value of financial instruments of approximately $61,000 recognized in the three months ended September 30, 2012 is the result of (1) a decrease in the estimated fair value of the redemption provision of OP units issued in connection with a property acquired in 2011 and (2) the redemption of 65,126 common operating partnership units, or OP units (see Note 19 of the condensed consolidated financial statements contained elsewhere herein for further discussion).

Income from discontinued operations: Income of $12.3 million (including a gain on sale of approximately $12.0 million) and $43,000 for the three months ended September 30, 2013 and 2012, respectively, represent the operations of our Walgreens and Grant Creek Town Center properties, which were sold on July 19, 2013 and September 13, 2013, respectively. As a result of these dispositions, at September 30, 2013 the operations of the properties were classified as discontinued operations within the condensed consolidated statements of income for all periods presented (see Note 15 of the condensed consolidated financial statements contained elsewhere herein for further discussion).

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

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

	Same Properties		New Properties		Redevelopment/ Development Properties		Corporate		Total
	As of September 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rentable GLA	3,872,106	3,872,106	1,966,125	767,328	118,593	118,593	—	—	5,956,824	4,758,027
Percent leased	94.8%	91.5%	89.8%	94.7%	100.0%	93.2%	—	—	93.2%	92.0%
Number of properties	19	19	13	4	1	1	—	—	33	24
Percent of total portfolio	65.0%	81.4%	33.0%	16.1%	2.0%	2.5%	—	—	100.0%	100.0%

	Same Properties		New Properties(1)		Redevelopment/ Development Properties		Corporate		Total
	Nine months ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rental revenue	$40,839	$40,809	$25,686	$7,388	$1,332	$775	$(172)	$(172)	$67,685	$48,800
Tenant recoveries	9,979	9,351	3,884	835	254	111	(18)	—	14,099	10,297
Other income	60	86	488	142	—	1	406	743	954	972

Total revenues	50,878	50,246	30,058	8,365	1,586	887	216	571	82,738	60,069
Rental operations(2)	12,562	12,236	8,435	2,689	358	139	(766)	(841)	20,589	14,223

Property operating income	$38,316	$38,010	$21,623	$5,676	$1,228	$748	$982	$1,412	$62,149	$45,846

(1)	Includes a property that was consolidated in 2012, but is part of an unconsolidated joint venture in 2013.
(2)	Amount includes the following expenses that are directly attributable to a property: maintenance and repairs, real estate taxes, management fees and other operating expenses.

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended
	September 30, 2013	September 30, 2012	Change	Percent Change
Property operating income	$62,149	$45,846	$16,303	35.6%
Unallocated (income) expense:
Changes in fair value of contingent consideration	(1,568)	(121)	(1,447)	1,195.9%
General and administrative	10,536	10,155	381	3.8%
Depreciation and amortization	34,613	24,488	10,125	41.3%

Operating income	18,568	11,324	7,244	64.0%
Interest expense, net	(13,605)	(11,024)	(2,581)	23.4%
Loss from equity in unconsolidated entities	(13)	(158)	145	91.8%
Changes in fair value of financial instruments and gain on redemption of OP units	230	1,112	(882)	79.3%

Income from continuing operations	5,180	1,254	3,926	313.1%
Income from discontinued operations	12,455	39	12,416	31,835.9%

Net income	$17,635	$1,293	$16,342	1,263.9%

Property operating income: Property operating income increased by $16.3 million, or 35.6%, to $62.1 million for the nine months ended September 30, 2013 compared to $45.8 million for the nine months ended September 30, 2012. The increase was primarily related to the acquisition of thirteen consolidated operating properties in 2012 and 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade) and the commencement of additional leases at former development properties in 2012 and 2013.

Changes in fair value of contingent consideration: A gain of approximately $1.6 million was recognized in the nine months ended September 30, 2013 related to the reversal of an estimated contingent earn-out liability for one property as a result of a shortfall in expected leasing of vacant space at the property and a reduction in the contingent earn-out liability related to another property as a result of higher leasing costs than originally estimated (recognized as changes in fair value of contingent consideration in the condensed consolidated statements of operations). A gain of approximately $121,000 was recognized in the nine months ended September 30, 2012 as a result of an increase in the estimated fair value of funds to be received from escrow in connection with a master lease agreement related to the Promenade Corporate Center acquisition.

General and administrative: General and administrative expenses increased by $381,000, or 3.8%, to $10.5 million for the nine months ended September 30, 2013 compared to $10.2 million for the nine months ended September 30, 2012. The increase was primarily related to higher compensation and benefits costs associated with an increase in the number of employees due to our continued growth, partially offset by a decrease in share-based compensation expense as a result of the graded vesting method of recognizing compensation expense related to the 2012 performance-based stock awards, which resulted in declining amounts of compensation expense in 2013 as compared to 2012. Included in general and administrative expenses was share-based compensation expense for the nine months ended September 30, 2013 and 2012 of $1.7 million and $2.4 million, respectively. An increase in corporate infrastructure and statutory reporting costs were partially offset by a decrease in audit and other professional fees.

Depreciation and amortization: Depreciation and amortization expense increased $10.1 million, or 41.3%, to $34.6 million for the nine months ended September 30, 2013 compared to $24.5 million for the nine months ended September 30, 2012. The increase was primarily related to our acquisition of thirteen operating properties in 2012 and 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade) and the commencement of depreciation at former development properties in 2012.

Interest expense, net: Interest expense, net increased $2.6 million, or 23.4%, to $13.6 million for the nine months ended September 30, 2013 compared to $11.0 million for the nine months ended September 30, 2012. The increase was primarily due to the assumption of approximately $85.5 million of mortgage debt in connection with our property acquisitions in 2012 and 2013, partially offset by a decrease in the interest rate associated with our unsecured revolving credit facility as a result of an amendment in July 2012.

Loss from equity in unconsolidated entities: In September 2012, we contributed our La Costa Town Center property to a newly-formed entity in which we hold a 20% ownership interest. We account for our ownership interest in a manner similar to the equity method of accounting. In October 2012, we purchased a 50% tenant-in-common interest in our Bay Hill property, which we account for under the equity method of accounting. Both of these ownership interests are reflected in the accompanying condensed consolidated balance sheets as investments in unconsolidated entities (see Note 14 to the condensed consolidated financial statements contained elsewhere herein for further discussion). The losses of $13,000 and $158,000 for the nine months ended September 30, 2013 and 2012, respectively, are comprised of our proportionate share of the net losses from the operations of these properties.

Changes in fair value of financial instruments and gain on redemption of OP units: A gain on changes in fair value of financial instruments and gain on OP unit redemption of approximately $230,000 was recognized in the nine months ended September 30, 2013 due to (1) the redemption of 19,904 OP units and (2) the expiration of the guaranteed redemption period for OP units issued in connection with the 2011 Edwards acquisition, which resulted in the recognition of a gain of approximately $246,000 representing the unutilized portion of the remaining redemption provision (see Note 19 to the condensed consolidated financial statements contained elsewhere herein for further discussion). A gain on changes in fair value of financial instruments of approximately $1.1 million was recognized in the nine months ended September 30, 2012 is the result of (1) a decrease in the estimated fair value of the redemption provision and (2) the redemption of 365,053 OP units.

Income from discontinued operations: Income of $12.5 million (including a gain on sale of approximately $12.0 million) and $39,000 for the nine months ended September 30, 2013 and 2012, respectively, represent the operations of our Walgreens and Grant Creek Town Center properties, which were sold on July 19, 2013 and September 13, 2013, respectively. As a result of these dispositions, at September 30, 2013 the operations of the properties were classified as discontinued operations within the condensed consolidated statements of income for all periods presented (see Note 15 of the condensed consolidated financial statements contained elsewhere herein for further discussion).

Results of Operations – Segments

We evaluate the performance of our segments based upon property operating income. “Property Operating Income” is defined as operating revenues (rental revenue, tenant recoveries and other income) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses).

You should read the following discussion in conjunction with the segment information disclosed in Note 21 to our condensed consolidated financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the three months ended September 30, 2013 and 2012 may not be indicative of our future results of operations.

The following table sets forth results of operations presented by segments for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	September 30, 2013	September 30, 2012	Change	Percent Change
Revenues:
Office properties	$2,052	$2,261	$(209)	9.2%
Multi-family properties	1,397	—	1,397	n/a
Retail properties	25,482	18,824	6,658	35.4%

Total revenues	28,931	21,085	7,846	37.2%
Property operating expenses:
Office properties	$906	$950	$44	4.6%
Multi-family properties	675	—	(675)	n/a
Retail properties	6,137	4,140	(1,997)	48.2%

Total property operating expenses	7,718	5,090	(2,628)	51.6%

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

Revenue-office properties: Office properties revenue decreased by $209,000, or 9.2%, to $2.1 million for the three months ended September 30, 2013 compared to $2.3 million for the three months ended September 30, 2012. The decrease was the result of the expirations of certain acquisition leases at our Promenade Corporate Center property in 2013, resulting in lower occupancy at September 30, 2013 compared to the prior year.

Revenue-multi-family properties: Multi-family property revenue was $1.4 million for the three months ended September 30, 2013 as a result of our acquisition of the West Broad Village property in October 2012, which includes 339 apartments on the upper levels of the shopping center.

Revenue-retail properties: Retail property revenue increased by $6.7 million, or 35.4%, to $25.5 million for the three months ended September 30, 2013 compared to $18.8 million for the three months ended September 30, 2012. The increase was primarily related to our acquisition of ten consolidated operating properties after June 30, 2012 (including our acquisition of the Living Spaces land parcel at our Promenade retail center, which is not considered a separate property).

Property operating expenses-office properties: Property operating expenses related to our office properties decreased by $44,000, or 4.6%, to $906,000 for the three months ended September 30, 2013 compared to $950,000 for the three months ended September 30, 2012.

Property operating expenses-multi-family properties: Multi-family operating expenses were $675,000 for the three months ended September 30, 2013 as a result of our acquisition of the West Broad Village property in October 2012.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $2.0 million, or 48.2%, to $6.1 million for the three months ended September 30, 2013 compared to $4.1 million for the three months ended September 30, 2012. The increase was primarily related to the acquisition of ten consolidated operating properties after June 30, 2012 (including our acquisition of the additional land parcel at our Promenade retail center, which is not considered a separate property).

The following table sets forth results of operations presented by segments for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended
	September 30, 2013	September 30, 2012	Change	Percent Change
Revenues:
Office properties	$6,428	$6,367	$61	1.0%
Multi-family properties	4,053	—	4,053	n/a
Retail properties	72,257	53,702	18,555	34.6%

Total revenues	82,738	60,069	22,669	37.7%
Property operating expenses:
Office properties	$2,593	$2,366	$(227)	9.6%
Multi-family properties	1,374	—	(1,374)	n/a
Retail properties	16,622	11,857	(4,765)	40.2%

Total property operating expenses	20,589	14,223	(6,366)	44.8%

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

Revenue-office properties: Office property revenue was $6.4 million for both the nine months ended September 30, 2013 and 2012 due to the lack of a significant change in the tenants at our two office properties.

Revenue-multi-family properties: Multi-family property revenue was $4.1 million for the nine months ended September 30, 2013 as a result of our acquisition of the West Broad Village property in October 2012, which includes 339 apartments on the upper levels of the shopping center.

Revenue-retail properties: Retail property revenue increased by $18.6 million, or 34.6%, to $72.3 million for the nine months ended September 30, 2013 compared to $53.7 million for the nine months ended September 30, 2012. The increase was primarily related to our acquisition of thirteen consolidated operating properties (including our acquisition of the Living Spaces land parcel at our Promenade retail center, which is not considered a separate property) in 2012 and 2013 and the commencement of additional leases at our development property in 2012 and 2013.

Property operating expenses-office properties: Property operating expenses related to our office properties increased by $227,000, or 9.6%, to $2.6 million for the nine months ended September 30, 2013 compared to $2.4 million for the nine months ended September 30, 2012. The increase was primarily related to non-recurring maintenance and repairs activities at our Promenade Corporate Center property.

Property operating expenses-multi-family properties: Multi-family operating expenses were $1.4 million for the nine months ended September 30, 2013 as a result of our acquisition of the West Broad Village property in October 2012.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $4.8 million, or 40.2%, to $16.6 million for the nine months ended September 30, 2013 compared to $11.9 million for the nine months ended September 30, 2012. The increase was primarily related to the acquisition of thirteen operating properties in 2012 and 2013 (including our acquisition of the Living Spaces land parcel at our Promenade retail center, which is not considered a separate property).

Cash Flows

The following is a comparison, for the nine months ended September 30, 2013 and 2012, of our cash flows.

Cash and cash equivalents were $3.5 million and $16.0 million at September 30, 2013 and 2012, respectively.

Net cash provided by operating activities was $43.0 million for the nine months ended September 30, 2013 compared to $28.8 million for the nine months ended September 30, 2012, an increase of $14.2 million. The increase was primarily due to an increase in net income compared to the prior period, partially offset by an increase in non-cash gains for the nine months ended September 30, 2013.

Net cash used in investing activities was $137.6 million for the nine months ended September 30, 2013 compared to $80.4 million for the nine months ended September 30, 2012, an increase of $57.2 million. The increase in net cash used was primarily the result of a increase in the volume of property acquisitions of $21.9 million and an increase in expenditures for the development of property and property improvements of $11.4 million, partially offset by a decrease in proceeds from the sale of equity securities of $4.2 million and proceeds from the contribution of real estate assets of $21.3 million.

Net cash provided by financing activities was $92.5 million for the nine months ended September 30, 2013 compared to $62.3 million for the nine months ended September 30, 2012, an increase of $30.2 million. The increase was primarily due to greater net borrowings of $95.3 million, partially offset by lower proceeds from equity offerings of $60.2 million.

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

The following table presents a reconciliation of FFO of Excel Trust, Inc. for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income (loss) attributable to the common stockholders(1)	$10,739	$(2,243)	$8,914	$(6,302)
Non-controlling interest in operating partnership(1)	279	(73)	240	(230)
Depreciation and amortization	11,766	8,602	35,306	25,432
Depreciation and amortization related to joint ventures(2)	214	(41)	879	(165)
Gain on acquisition of real estate and sale of land parcel	—	—	—	—
Gain on sale of real estate assets	(11,974)	—	(11,974)	—

Funds from operations	$11,024	$6,245	$33,365	$18,735

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

The Company has entered into equity distribution agreements with four sales agents, under which we can issue and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through, at our discretion, any of the sales agents. The sales of common stock made under the equity distribution agreements are made in “at the market” offerings as defined in the Securities Act of 1933, as amended, or the Securities Act. During the nine months ended September 30, 2013, the Company completed the issuance of 3,211,928 shares pursuant to the equity distribution agreements, resulting in net proceeds of approximately $40.7 million at an average stock issuance price of $13.05 per share. The Company contributed the net proceeds from these issuances to the Operating Partnership, which used the proceeds to repay outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes.

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

We intend to satisfy our short-term liquidity requirements primarily through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide sufficient cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance our debt service obligations or borrow from our unsecured credit facility to pay for upcoming debt maturities. The only remaining loan maturity date in 2013 is the $55.8 million mortgage note at our Park West Place property, which is scheduled to mature in December 2013, but can be extended through December 2014 (see Note 8 to the accompanying condensed consolidated financial statements contained elsewhere herein for further discussion). We expect to incur approximately $22.4 million in construction costs relating to redevelopment or development projects on portions of existing operating properties (including the redevelopment of our unconsolidated La Costa Town Center property). Funds for these costs are expected to come from new mortgage financing, borrowings from our unsecured revolving credit facility and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness, long-term secured and unsecured indebtedness and the use of net proceeds from the disposition of non-strategic assets. In addition, we may, from time to time, offer and sell additional shares of common stock and preferred stock, as well as debt securities, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs.

On October 8, 2013, we entered into an amended and restated credit agreement, or the 2013 Amendment, which provided for an increase in borrowings available under our existing credit facility from $250.0 million to $300.0 million, decreased the applicable interest rate and extended the maturity date. We have the ability from time to time to increase the size of our credit facility by up to an additional $200.0 million for a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is April 6, 2018 and may be extended for an additional six months at our option.

As of September 30, 2013, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 165 to 225 basis points (which was decreased pursuant to the 2013 Amendment to a margin of 145 to 205 basis points), depending on our leverage ratio. Under the 2013 Amendment, if in the future the Parent Company obtains an investment-grade credit rating from S&P, Fitch or Moody’s, the interest rate would be LIBOR plus a margin of 90 to 170 basis points, depending on the Parent Company’s credit rating. As of September 30, 2013, we were also responsible for paying a fee of 0.25% or 0.35% for any unused portion of the unsecured revolving credit facility, depending on our utilization of the borrowing capacity (or a fee pursuant to the 2013 Amendment of 0.25% to 0.30% on the full capacity of the facility if in the future the Parent Company obtains an investment-grade credit rating from S&P, Fitch or Moody’s). Borrowings under the unsecured revolving credit facility were $193.5 million at September 30, 2013 at a weighted-average interest rate of 1.83%. In addition, we issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on our condensed consolidated balance sheets. At September 30, 2013, there was approximately $44.3 million available for borrowing under the unsecured revolving credit facility (amount available for borrowing increased subsequent to September 30, 2013 as a result of the 2013 amendment).

On October 1, 2013, we reached an agreement in principle to issue $100.0 million in senior unsecured notes to a private party. It is anticipated that $75.0 million in principal amount of notes will mature in 2020 and $25.0 million will mature in 2023 for a weighted average maturity of 7.8 years and a weighted average fixed interest rate of 4.6%. We expect to use the proceeds upon completion of the proposed transaction to repay borrowings under our unsecured revolving credit facility and for general corporate purposes. The issuance of the notes is subject to customary conditions including the negotiation and execution of definitive loan documents. There can be no assurances that these conditions will be satisfied or that the issuance will occur on the terms described herein, or at all.

On October 9, 2013, we entered into an amendment to its Red Rock Commons construction loan, which decreased the applicable interest rate to LIBOR plus a margin of 145 to 205 basis points. If in the future our Parent Company obtains an investment-grade credit rating from S&P, Fitch or Moody’s, the interest rate would be LIBOR plus a margin of 90 to 170 basis points, depending on our Parent Company’s credit rating (see Note 8).

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

The following is a summary of key financial covenants and their covenant levels as of September 30, 2013:

	Required	Actual
Key financial covenant:
Ratio of total liabilities to total asset value (maximum)	60.0%	42.6%
Ratio of adjusted EBITDA to fixed charges (minimum)	1.50	2.17
Ratio of secured indebtedness to total asset value (maximum)	40.0%	26.6%

(1)	For a complete listing of all debt covenants related to our consolidated indebtedness as well as definitions of the above terms, please refer to our applicable filings with the SEC.

As of September 30, 2013, we believe that we were in compliance with all of the covenants under our credit agreement.

As of September 30, 2013, our ratio of debt-to-gross undepreciated asset value was approximately 39.8%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and our board of directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments, Contingencies and Contractual Obligations

The following table outlines our contractual obligations (dollars in thousands) at September 30, 2013 related to our mortgage and note indebtedness and other commitments:

	Payments by Period
	2013 (three months)	2014-2015	2016-2017	Thereafter	Total
Principal payments — fixed rate debt(1)	$57,094	$125,081	$43,779	$55,051	$281,005
Principal payments — variable rate debt(2)	—	13,970	—	205,500	219,470
Interest payments — fixed rate debt(1)	3,387	16,984	9,066	10,378	39,815
Interest payments — variable rate debt(2)	952	7,144	1,858	155	10,109
Contingent consideration related to business combinations(3)	205	—	—	—	205
Construction costs(4)	3,393	18,995	—	—	22,388

	$65,031	$182,174	$54,703	$271,084	$572,992

(1)

Includes a mortgage payable at our Park West Place property, which bears interest at a rate of LIBOR plus 2.25% (contractual interest rate of 2.44% at September 30, 2013). In December 2010, we entered into two interest rate swap contracts equal to the notional value of the mortgage payable, which fix LIBOR at an average of 1.41% for the term of the mortgage.

(2)

Includes redevelopment revenue bonds at our Northside Mall property, a construction loan at our Red Rock Commons property and outstanding borrowings on our unsecured revolving credit facility (our unsecured revolving credit facility had a balance of $193.5 million at September 30, 2013). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.08% at September 30, 2013). At September 30, 2013, the construction loan bore interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on our leverage ratio (interest rate of 1.84% at September 30, 2013). At September 30, 2013, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 165 to 225 basis points (weighted-average interest rate of 1.83% at September 30, 2013), depending on our leverage ratio. The above information reflects the new maturity date of April 6, 2018 for the unsecured revolving credit facility pursuant to the amended and restated credit agreement.

(3)

Additional consideration was due to the prior owner of one property purchased in 2012 based on the leasing of vacant space subsequent to the acquisition of the property. The earn-out period expired on September 30, 2013 and the additional consideration in the amount of $205,000 was paid in October 2013 (see Note 19 to the condensed consolidated financial statements contained elsewhere herein).

(4)

Amount represents our estimate of costs expected to be incurred primarily to complete the redevelopment of our unconsolidated La Costa Town Center property (representing our proportionate share of the estimated costs) and to complete the undeveloped portion of our Chimney Rock property.

Off-Balance Sheet Arrangements

In connection with the formation of La Costa LLC in September 2012, we contributed the La Costa Town Center property to the entity in exchange for proceeds of approximately $21.2 million (see Note 14 to the accompanying condensed consolidated financial statements contained elsewhere herein for further discussion). La Costa LLC does not qualify as a variable interest entity, or VIE, and consolidation is not required as we do not control the operations of the property. The majority owner will bear the majority of any losses incurred. We will receive 20% of the cash flow distributions and may receive a greater portion of cash distributions in the future based upon the performance of the property and the availability of cash for distribution. In addition, we receive fees in our role as the day-to-day property manager and for any development services that we provide. We account for our interest in La Costa LLC as a profit-sharing arrangement, which is reflected in a manner that is similar to the equity method of accounting. The assets and liabilities of La Costa LLC were $25.1 million and $15.1 million, respectively, at September 30, 2013.

We hold a 50% tenant-in-common ownership interest in a company, Bay Hill Fountains, LLC (“Bay Hill LLC”). In connection with our acquisition of a portfolio of properties in October 2012, we acquired a 50% undivided interest in the Bay Hill property. The Bay Hill property does not qualify as a VIE and consolidation is not required as we do not control the operations of the property. We will receive 50% of the cash flow distributions and recognize 50% of the results of operations. In addition, we receive fees in our role as the day-to-day property manager. We account for our interest in the Bay Hill property under the equity method of accounting. The assets and liabilities of the Bay Hill property were $40.5 million and $33.5 million, respectively, at September 30, 2013.

Our proportionate share of outstanding indebtedness at the unconsolidated entities is as follows (dollars in thousands):

Name	Ownership Interest	Principal Amount(1)	Interest Rate	Maturity Date
La Costa LLC	20%	$2,820	5.9%	October 1, 2014
Bay Hill LLC	50%	$11,768	3.4%	April 2, 2015

(1)

Amount represents our proportionate share of a secured mortgage note, which bears interest at the rate of LIBOR plus a margin of 575 basis points (La Costa LLC) and at the rate of LIBOR plus a margin of 325 basis points (Bay Hill).

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

The fair value of our mortgages payable at September 30, 2013, including our construction loan, was approximately $312.8 million compared to the carrying amount of $308.4 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $6.4 million at September 30, 2013. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $6.8 million at September 30, 2013.

We have entered into a $300.0 million unsecured revolving credit facility. As of September 30, 2013, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 165 to 225 basis points (which was decreased pursuant to the 2013 Amendment to a margin of 145 to 205 basis points), depending on our leverage ratio. As of September 30, 2013, we had $205.6 million of debt and commitments outstanding under our unsecured revolving credit facility, which included a $12.1 million letter of credit issued under the facility. At September 30, 2013, the outstanding balance on our unsecured revolving credit facility was $193.5 million at a weighted-average interest rate of 1.83%. The fair value of our unsecured revolving credit facility at September 30, 2013 was approximately $193.0 million. Based on outstanding borrowings of $193.5 million at September 30, 2013, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $1.9 million.

We have entered into an $18.0 million construction loan agreement in connection with construction activities at our Red Rock Commons property. The construction loan bears interest at the rate of LIBOR plus a margin of 165 basis points to 225 basis points, depending on our leverage ratio. At September 30, 2013, the outstanding balance on our construction loan was $14.0 million at an interest rate of 1.84%. Based on outstanding borrowings of $14.0 million at September 30, 2013, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $140,000.

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

As of September 30, 2013, we had two interest rate derivatives that were designated as cash flow hedges of interest rate risk. Both derivatives were interest rate swaps and the notional amount totaled $55.8 million. The interest rate swap contracts fixed LIBOR at an average of 1.41% for the term of a mortgage loan which expires in December 2013. The fair value of these derivative financial instruments was approximately $143,000 at September 30, 2013, and is classified in accounts payable and other liabilities on the accompanying condensed consolidated balance sheets.

Item 4.	Controls and Procedures

Controls and Procedures (Excel Trust, Inc.)

Excel Trust, Inc. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, Excel Trust, Inc. carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Excel Trust, Inc.’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, Excel Trust, Inc.’s Chief Executive Officer and Chief Financial Officer concluded, as of that time, that its disclosure controls and procedures were effective at the reasonable assurance level.

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

Controls and Procedures (Excel Trust, L.P.)

Excel Trust, L.P. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, Excel Trust, L.P. carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that Excel Trust, L.P.’s disclosure controls and procedures were effective at the reasonable assurance level.

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

None.

Unregistered Sales of Equity Securities and Use of Proceeds (Excel Trust, L.P.)

In the three months ended September 30, 2013, Excel Trust, Inc. issued 146,400 shares of its common stock in “at the market” offerings pursuant to equity distribution agreements with four sales agents. Excel Trust, Inc. contributed the net proceeds from this offering of approximately $1.9 million to us in exchange for 146,400 OP units. We issued these OP units in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder. The shares of common stock were offered and sold under a prospectus supplement and related prospectus filed with the SEC pursuant to an effective shelf registration statement of Excel Trust, Inc.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	First Amendment to Amended and Restated Credit Agreement, dated October 8, 2013, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto. (1).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated herein by reference to Excel Trust, Inc.’s and Excel Trust, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EXCEL TRUST, INC.		EXCEL TRUST, L.P. By: Excel Trust, Inc. Its general partner

By:	/S/ GARY B. SABIN	By:	/S/ GARY B. SABIN
	Gary B. Sabin Chairman and Chief Executive Officer (Principal Executive Officer)		Gary B. Sabin Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JAMES Y. NAKAGAWA	By:	/S/ JAMES Y. NAKAGAWA
	James Y. Nakagawa Chief Financial Officer (Principal Financial Officer)		James Y. Nakagawa Chief Financial Officer (Principal Financial Officer)

Dated: November 7, 2013		Dated: November 7, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	First Amendment to Amended and Restated Credit Agreement, dated October 8, 2013, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto. (1).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated herein by reference to Excel Trust, Inc.’s and Excel Trust, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2013.