Form 10-K
period 2013-12-31
Excel Trust, Inc.; Excel Trust, L.P.
filed 2014-02-27
CIK 1478950, 1492323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-34698 (Excel Trust, Inc.)

Commission File No. 000-54962 (Excel Trust, L.P.)

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

(858) 613-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange of which registered
Excel Trust, Inc.	Common Stock, $0.01 Par Value	New York Stock Exchange
Excel Trust, Inc.	8.125% Series B Cumulative Redeemable Preferred Stock, $0.01 Par Value	New York Stock Exchange
Excel Trust, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Excel Trust, Inc.: None

Excel Trust, L.P.: None

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

Excel Trust, Inc.	☐
Excel Trust, L.P.	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Excel Trust, Inc.
Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Excel Trust, L.P.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Excel Trust, Inc.	YES ☐ NO ☒
Excel Trust, L.P.	YES ☐ NO ☒

The aggregate market value of the common stock of Excel Trust, Inc. held by non-affiliates of was approximately $599.3 million based upon the closing price on the New York Stock Exchange on June 28, 2013, the last business day of the registrant’s most recently completed second quarter.

Number of shares of Excel Trust, Inc.’s common stock, par value $0.01 per share, outstanding as of February 26, 2014: 47,915,501 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Excel Trust, Inc.’s Proxy Statement with respect to its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of Excel Trust, Inc., a Maryland corporation, and Excel Trust, L.P., a Delaware limited partnership of which Excel Trust, Inc. is the parent company and general partner. Unless stated otherwise or the context otherwise requires, all references in this report to “we,” “our,” “us” or “the Company” refer to Excel Trust, Inc., together with its controlled and consolidated subsidiaries, including Excel Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” or “our operating partnership” refer to Excel Trust, L.P., and its controlled and consolidated subsidiaries.

Excel Trust, Inc. is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2013, Excel Trust, Inc. owned an approximate 97.9% partnership interest in the Operating Partnership. The remaining 2.1% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, Excel Trust, Inc. exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

Non-controlling interests and stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of Excel Trust, Inc. and those of Excel Trust, L.P. The partnership interests in the Operating Partnership that are not owned by Excel Trust, Inc. are accounted for as limited partners’ capital in the Operating Partnership’s financial statements and as non-controlling interests in Excel Trust, Inc.’s financial statements. The non-controlling interests in Excel Trust, L.P.’s financial statements include the interests of its joint venture partner AB Dothan, LLC. The non-controlling interests in Excel Trust, Inc.’s financial statements include the same non-controlling interests as Excel Trust, L.P., as well as the owners of limited partnership interests in the Operating Partnership, not including Excel Trust, Inc. The differences between stockholders’ equity and partners’ capital result from the differences in the equity issued at the Excel Trust, Inc. and Operating Partnership levels.

We believe combining the annual reports on Form 10-K of Excel Trust, Inc. and the Operating Partnership into this single report results in the following benefits:

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

To help investors understand the significant differences between Excel Trust, Inc. and the Operating Partnership, this report presents the following separate sections for each of Excel Trust, Inc. and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Equity/Partners’ Capital;

•	Debt;

•	Earnings per Share/Unit; and

•	Income Taxes.

•	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; .

•	Selected Financial Data; and

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report also includes separate Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of Excel Trust, Inc. and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of Excel Trust, Inc. have made the requisite certifications and Excel Trust, Inc. and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

EXCEL TRUST, INC. AND EXCEL TRUST, L.P.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations, or FFO, and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in the retail industry or the markets in which we operate,

•	changes in local, regional and national economic conditions,

•	our inability to compete effectively,

•	our inability to collect rent from tenants,

•	defaults on or non-renewal of leases by tenants,

•	increased interest rates and operating costs,

•	decreased rental rates or increased vacancy rates,

•	our failure to obtain necessary outside financing on favorable terms or at all,

•	changes in the availability of additional acquisition opportunities,

•	our inability to successfully complete real estate acquisitions,

•	our failure to successfully operate acquired properties and operations,

•	our failure to qualify or maintain our status as a real estate investment trust, or REIT,

•	our inability to attract and retain key personnel,

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements,

•	financial market fluctuations,

•	changes in real estate and zoning laws and increases in real property tax rates,

•	the effects of earthquakes and other natural disasters, and

•	lack of or insufficient amounts of insurance.

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

General

We are a vertically integrated, self-administered, self-managed real estate firm with the principal objective of acquiring, financing, developing, leasing, owning and managing community and power centers, grocery anchored neighborhood centers and freestanding retail properties. Our strategy is to acquire high quality, well-located, dominant retail properties that generate attractive risk-adjusted returns. We target competitively protected properties in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth. We consider competitively protected properties to be located in the most prominent shopping districts in their respective markets, ideally situated at major “Main and Main” intersections. We seek investment opportunities throughout the United States, but focus on the West Coast, East Coast and Sunbelt regions. We generally lease our properties to national and regional supermarket chains, big-box retailers and select national retailers that frequently offer necessity and value oriented items and generate regular consumer traffic. Our tenants often carry goods that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, which we believe generates more predictable property-level cash flows.

As of December 31, 2013, we owned an operating portfolio consisting of 34 retail properties totaling approximately 5.8 million square feet of gross leasable area, or GLA, including a 50% interest in a consolidated joint venture), which were approximately 94.1% leased and had a weighted average remaining lease term of approximately seven years, based on GLA (one retail property also contains 339 apartment units on the upper levels of the shopping center). We also owned two commercial office properties, Excel Center, a portion of which is utilized as our corporate headquarters, and the Promenade Corporate Center. These properties total 338,339 square feet of GLA and were approximately 85.5% leased as of December 31, 2013. In addition, we held ownership interests in two unconsolidated retail properties totaling 224,932 square feet of GLA, which were approximately 69.4% leased as of December 31, 2013, (our La Costa Town Center property, which we intend to redevelop, was 43.2% leased as of December 31, 2013). Our non-operating properties consisted of Phase II of our Chimney Rock property and an undeveloped land parcel, Southlake Park Village, which are currently under development and are expected to contain approximately 336,000 square feet of GLA upon completion. Phase I of our Chimney Rock property is classified as an operating property.

We have entered into equity distribution agreements, or the Equity Distribution Agreements, with four sales agents, under which Excel Trust, Inc. can issue and sell shares of its common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements were initially entered into in March 2012 and were subsequently amended and restated in May 2013, permitting additional sales with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 under the Securities Act. During the year ended December 31, 2013, Excel Trust, Inc. issued 3,211,928 shares of its common stock pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $40.7 million at an average stock issuance price of $13.05 per share. We used the net proceeds to repay outstanding indebtedness under our unsecured revolving credit facility and for other general corporate and working capital purposes.

On November 12, 2013, the Operating Partnership issued $100.0 million aggregate principal amount of senior unsecured notes to various entities associated with the Prudential Capital Group. Of the senior unsecured notes, $75.0 million are designated Series A Notes and will mature in November 2020, with a fixed interest rate of 4.40%, and $25.0 million are designated Series B Notes and will mature in November 2023, with a fixed interest rate of 5.19% (the Series A Notes and the Series B Notes are referred to collectively as the Notes). Proceeds from the issuance of the Notes were used to repay outstanding indebtedness under our unsecured revolving credit facility and for other general corporate and working capital purposes.

Excel Trust, Inc.’s board of directors has authorized a stock repurchase program under which we may acquire up to $50.0 million of our common stock and preferred stock in open market and negotiated purchases with no expiration date (the repurchase program was increased from $30.0 million to $50.0 million on

February 11, 2014). No stock was reacquired during the year ended December 31, 2013 and as of December 31, 2013 approximately $43.3 million remained available under the stock repurchase program to acquire outstanding shares of Excel Trust, Inc.’s common stock and preferred stock.

Excel Trust, Inc. was organized as a Maryland corporation on December 15, 2009 and elected to be taxed as a REIT beginning with its taxable year ended December 31, 2010. Excel Trust, Inc. conducts substantially all of its business through Excel Trust, L.P.. Excel Trust, L.P. was formed as a Delaware limited partnership on December 16, 2009. Excel Trust, Inc. is the sole general partner of Excel Trust, L.P. As of February 27, 2014, we had 67 employees. Our primary offices are located in San Diego, California and Salt Lake City, Utah. Our headquarters is located at 17140 Bernardo Center Drive, Suite 300, San Diego, California 92128. Our telephone number at that location is (858) 613-1800. Our internet address is www.ExcelTrust.com. On our internet website, you can obtain, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or SEC. You can also access on our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter.

Business Objective and Growth Strategies

Our objective is to maximize total returns to our stockholders through the pursuit of the following business and growth strategies:

Pursue investment strategy targeting core retail properties. Our strategy is to acquire high quality, well-located, dominant retail properties that generate attractive risk-adjusted returns. We acquire retail properties based on identified market and property characteristics, including:

•

Property type. We focus our investment strategy on community and power centers, grocery anchored neighborhood centers and freestanding retail properties. We target a leasing mix where anchor tenants consist of 50 to 70% of our portfolio’s GLA.

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

•

Geographic markets and demographics. We seek investment opportunities throughout the United States but we focus on the West Coast, East Coast and Sunbelt regions, which are characterized by attractive demographic and property fundamental trends. We target competitively protected properties in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth.

Capitalize on network of relationships to pursue off-market transactions. We have pursued and will continue to pursue off-market transactions in our target markets through the long-term relationships we have developed over the past three decades. We believe these relationships will provide us the opportunity to obtain high quality, well-located, dominant retail properties at attractive valuations.

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

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties were built in substantial conformance with the building codes of their respective cities, including in substantial compliance with the applicable ADA requirements at the time of construction. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit of all such properties to determine compliance. The tenants are generally responsible for any additional amounts required to conform their construction projects to the ADA. Non-compliance could result in imposition of fines by the U.S. government or an award of damages and/or attorneys’ fees to private litigants, or both. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Matters

Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and remove hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable for property damage and for investigation, clean-up and monitoring costs incurred in connection with the actual or threatened contamination. Such laws typically impose clean-up responsibility and liability without regard to fault, or whether the owner, or tenant knew of or caused the presence of the contamination. The liability under such laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may obtain contributions from the other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. Some of the properties in our portfolio contain, may have contained or are adjacent to or near other properties that have contained or currently contain underground storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations may have released, or have the potential to release, such substances into the environment. The presence of contamination or the failure to properly remediate contamination on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using such property as collateral, and may adversely impact our investment on that property.

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

Insurance

We carry comprehensive general liability, fire and extended coverage and loss of rental insurance covering all of our properties under a blanket portfolio policy. We believe the policy specifications and insured limits are adequate given the relative risk of loss, cost of the coverage and standard industry practice. We intend to carry similar insurance with respect to future acquisitions as appropriate. Our headquarters and some of our other properties are located in California in areas that are more likely to be subject to earthquakes. While we carry earthquake insurance on our properties, this insurance has certain limits. See “Risk Factors — Risks Related to the Real Estate Industry — Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders” under Item 1A. below.

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

Segment Financial Information

Financial information by segment is presented in Note 20 to the financial statements in Item 8 of this report.

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

Our portfolio of properties consists primarily of retail properties and because we seek to acquire similar properties, a decrease in the demand for retail space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. The market for retail space has been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through catalogues or the Internet. Although we will take current economic conditions into account in acquiring properties in the future, our long-term success depends in part on improving economic conditions and the eventual return of a stable and dependable financing market for retail real estate. To the extent that these conditions continue, they are likely to negatively affect market rents for retail space and could materially and adversely affect our financial condition, results of operations, cash flow, the value of the Company’s securities, our ability to satisfy our debt service obligations and our ability to pay distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders.

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

The realization of any of the above risks could significantly and adversely affect our financial condition, results of operations, cash flow, the value of the Company’s securities, ability to satisfy our debt service obligations and ability to pay distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders.

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

Our properties are located in 13 states, and as we grow our business we may expand our operations into markets where we do not currently operate. We may fail to accurately gauge conditions in a new market prior to entering it, and therefore may not achieve our anticipated results in the new market. If this occurs, our cash flow from operations may be adversely affected.

Failure by any major tenant to make rental payments to us, because of a deterioration of its financial condition or otherwise, could seriously harm our performance.

As of December 31, 2013, our three largest retail tenants in terms of annualized base rent were Publix Super Markets, Inc., Ross Dress for Less and Lowe’s, the scheduled annualized base rents for which represented 3.3%, 2.8% and 2.7%, respectively, of our total retail annualized base rent. As of December 31, 2013, our three largest office tenants in terms of annualized base rent were Kaiser Permanente, Fitch, Inc. and Buchalter Nemer, the scheduled annualized base rents for which represented 26.4%, 10.2% and 8.4%, respectively, of our total office annualized base rent. Our performance depends on our ability to collect rent from these and other tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, whether as a result of general economic conditions or otherwise. As a result, our tenants may fail to make rental payments when due under a number of leases, delay a number of lease commencements, decline to extend or renew a number of leases upon expiration, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by a major tenant or non-owned anchor or a failure by that major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. Furthermore, because many of our leases are triple-net, the failure of a tenant to make payments could result not only in lost rental income, but also in an increase in our operating expenses. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or non-owned anchor with leases in multiple locations, could seriously harm our performance.

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

We are actively pursuing additional property acquisitions. Any properties that we acquire may be subject to existing liabilities that are unknown at the time we acquire such properties, which could affect such properties’ valuation or revenue potential. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions; claims of tenants, vendors or other persons dealing with the entities prior to our acquisition of such properties (that had not been asserted or threatened prior to our acquisition); tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. The existence of such liabilities could significantly adversely affect the value of the property subject to such liability and our ability to pay distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders.

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

Even if we continue to qualify as a REIT for United States federal income tax purposes, we will be required to pay certain taxes, including state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase, our cash flow would be impacted, and our ability to pay distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders may be adversely affected.

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

We compete with numerous owners, operators and developers for acquisitions and development of retail shopping centers, including institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same submarkets in which our properties are located. We also face significant competition in leasing available space to prospective tenants at our operating properties. The actual competition for tenants varies depending upon the characteristics of each local market (including current economic conditions) in which we own and manage property. We believe that the principal competitive factors in attracting tenants in our market areas are location, demographics, price, the presence of anchor stores and appearance of properties. Increased competition for tenants may require us to make unbudgeted capital improvements, while decreased occupancy could lower our revenues and cause us to incur expenses on vacant spaces, both of which may reduce cash available to pay distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders. Our competitors may have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow, the value of the Company’s securities, ability to satisfy our debt service obligations and ability to pay distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders may be adversely affected. As of December 31, 2013, leases were scheduled to expire in 2014, 2015 and 2016 on a total of approximately 5.1%, 10.9% and 7.0%, respectively, of the GLA of our retail operating properties.

Uninsured and underinsured losses could adversely affect our operating results and our ability to pay distributions.

Many of our properties are located in states that are particularly susceptible to natural disasters (such as earthquakes, wildfires, hurricanes and other events), including our properties in California and the southeastern United States. We carry comprehensive general liability, fire and extended coverage and loss of rental insurance covering all of our properties under a blanket portfolio policy. We believe the policy specifications and insured limits are adequate given the relative risk of loss, cost of the coverage and standard industry practice. We intend to carry similar insurance with respect to future acquisitions, as appropriate. Our headquarters is located in San Diego, California, which is an area that is more likely to be subject to earthquakes. We presently carry earthquake insurance on our properties with certain limits, and have limited insurance coverage for other catastrophic events. In the future, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. Insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts, environmental liabilities, or other catastrophic events, or, if offered, the expense of obtaining these types of insurance may not be justified.

If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. We may choose not to use insurance proceeds to replace a property after it has been damaged or destroyed, if inflation, changes in building codes and ordinances, environmental considerations and other factors make it impractical or undesirable. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Events such as these could adversely affect our results of operations, our ability to meet our obligations and our ability to pay distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders.

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

We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our business and our ability to pay distributions.

If we cannot renew leases, we may be unable to re-lease our properties at rates equal to or above the current rate. Even if we can renew leases, tenants may be able to negotiate lower rates as a result of market conditions. Our properties currently are located in 15 states. The economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors or in the markets in which our properties are located may result in an increase in tenant bankruptcies, which may harm our performance in the affected market. Economic and market conditions also may affect the ability of our tenants to make lease payments. Market conditions may also hinder our ability to lease vacant space in newly developed properties. In addition, we may enter into or acquire leases for properties with spaces that are uniquely suited to the needs of a particular tenant. Such properties may require renovations, tenant improvements or other concessions in order to lease them to other tenants if the initial leases terminate. Any of these factors could adversely impact our financial condition, results of operations, cash flow, the value of the Company’s securities, our ability to satisfy our debt service obligations and our ability to pay distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders.

We may be unable to secure funds for future tenant or other capital improvements, which could limit our ability to attract or replace tenants and adversely impact our ability to make cash distributions.

When tenants do not renew their leases or otherwise vacate their space, it is common that, in order to attract replacement tenants, we will be required to expend funds for tenant improvements and other concessions related to the vacated space. Such tenant improvements may require us to incur substantial capital expenditures. We may not be able to fund capital expenditures solely from cash provided from our operating activities because we must distribute at least 90% of Excel Trust, Inc.’s REIT taxable income excluding net capital gains each year to maintain Excel Trust, Inc.’s status as a REIT for United States federal income tax purposes. As a result, our ability to fund tenant and other capital improvements through retained earnings may be limited. If we have insufficient capital reserves, we will have to obtain financing from other sources. We may also have future financing needs for other capital improvements to refurbish or renovate our properties. If we are unable to secure financing on terms we feel are acceptable or at all, we may be unable to make tenant and other capital improvements or we may be required to defer such improvements. If this happens, it may cause one or more of our properties to suffer from a greater risk of obsolescence or a decline in value, as a result of fewer potential tenants being attracted to the property or existing tenants not renewing their leases. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or pay distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders.

We could incur significant costs related to government regulation and private litigation over environmental matters involving the presence, discharge or threat of discharge of hazardous or toxic substances, which could adversely affect our operations, the value of our properties, and our ability to make distributions.

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

Our properties may contain asbestos or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem, which could adversely affect the value of the affected property and our ability to pay distributions.

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

Our properties are required to comply with the Americans with Disabilities Act, or ADA. The ADA requires that all public accommodations must meet federal requirements related to access and use by disabled persons. We believe that our properties were built in substantial conformance with the building codes of their respective cities, including in substantial compliance with the applicable ADA requirements at the time of construction. If one or more properties is not in compliance with the ADA, then we would be required to bring the non-compliant properties into compliance. Compliance with the ADA could require removing access barriers. Non-compliance could result in imposition of fines by the U.S. government or an award of damages and/or attorneys’ fees to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation at non-compliant properties could be very expensive. If we incur substantial costs to comply with such laws, our financial condition, results of operations, cash flow, the value of the Company’s securities, our ability to satisfy our debt service obligations and our ability to pay distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders could be adversely affected.

We may incur significant unexpected costs to comply with fire, safety and other regulations, which could adversely impact our financial condition, results of operations, and ability to pay distributions.

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and safety requirements, building codes and land use regulations. If we fail to comply with these requirements, we could be subject to governmental fines or private damage awards. We believe that our properties are currently in material compliance with all applicable regulatory requirements. However, we do not know whether existing requirements will change or whether future requirements, including any requirements that may emerge from pending or future climate change legislation, will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow, the value of our Company’s securities, our ability to satisfy our debt service obligations and our ability to pay distributions.

Increased competition and affordability of residential homes could limit our ability to retain our residents, lease apartment units or maintain or increase rents at our multi-family apartment units.

Our multi-family apartment units at our West Broad Village property compete with numerous housing alternatives in attracting residents, including other multi-family apartment properties and single-family rental homes, as well as owner occupied single-and multi-family homes. Competitive housing markets and an increase in the affordability of owner occupied single-and multi-family homes due to, among other things, declining housing prices, oversupply of housing, low mortgage interest rates, and tax incentives and government programs to promote home ownership, could adversely affect our ability to retain residents, lease apartment units and maintain or increase rents, which in turn could adversely affect our financial performance.

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

Risks Related to Our Organizational Structure

Conflicts of interest could result in our management acting other than in Excel Trust, Inc.’s stockholders’ best interests.

Conflicts of interest exist or could arise in the future as a result of the relationships between Excel Trust, Inc. and its affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other. Excel Trust, Inc.’s directors and officers have duties under applicable Maryland law to manage Excel Trust, Inc. in a manner consistent with the best interests of its stockholders. At the same time, Excel Trust, Inc., as the general partner of the Operating Partnership, has fiduciary duties to manage the Operating Partnership in a manner beneficial to the Operating Partnership and its partners. Excel Trust, Inc.’s duties, as general partner to the Operating Partnership and its limited partners, therefore, may come into conflict with the duties of its directors and officers to its stockholders. Excel Trust, Inc. is under no obligation to give priority to the separate interests of the limited partners of the Operating Partnership or its stockholders in deciding whether to cause the Operating Partnership to take or decline to take any actions. The limited partners of the Operating Partnership expressly acknowledge that, as the general partner of the Operating Partnership, Excel Trust, Inc. is acting for the benefit of the Operating Partnership, the limited partners and its stockholders collectively.

We may choose not to enforce, or to enforce less vigorously, our rights under contribution and other agreements because of conflicts of interest with certain of our directors and officers. Messrs. Sabin, Plumb, Nakagawa, Burton, Ottesen and Romney and other individuals and entities not affiliated with us or our management had ownership interests in the properties contributed to the Operating Partnership in our formation transactions. Under the agreements relating to the contribution of those interests, we are entitled to indemnification and damages in the event of breaches of representations or warranties made by the members of our management and other contributors. In addition, certain members of senior management have entered into employment agreements with us pursuant to which they have agreed to devote substantially all of their business time to our affairs. None of these contribution and employment agreements were negotiated on an arm’s length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these contribution and employment agreements because of our desire to maintain our ongoing relationships with the individuals involved.

Members of our executive management team have outside business interests that could require time and attention. Members of our executive management team own interests in properties that have not been contributed to us. In some cases, one or more of these individuals or their affiliates will have management and fiduciary obligations that may conflict with that person’s responsibilities as an officer of the Company and may adversely affect our operations. For example, Mr. Sabin and certain of our senior management team own and manage various properties that have not been contributed to us.

Certain of Excel Trust, Inc.’s directors and officers may face adverse tax consequences that could prevent the repayment of indebtedness. The repayment of indebtedness relating to our Excel Centre property will have different effects on holders of operating partnership units than on Excel Trust, Inc.’s stockholders. The parties that contributed this property to the Operating Partnership would incur adverse tax consequences upon the repayment of related debt that differ from the tax consequences to Excel Trust, Inc. and its stockholders. Consequently, these holders of operating partnership units, including Messrs. Sabin, Nakagawa, Burton and Ottesen, may have different objectives regarding the appropriate timing of any such repayment of debt. Certain of Excel Trust, Inc.’s directors and officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of Excel Trust, Inc.’s stockholders, including in a manner which could delay or prevent the repayment of indebtedness.

Excel Trust, L.P.’s Partnership Agreement, Excel Trust, Inc.’s charter, bylaws and Maryland law contain provisions that may delay, defer or prevent a change of control that may be beneficial to Excel Trust, L.P.’s unitholders and Excel Trust, Inc.’s stockholders.

The limited partners of the Operating Partnership have limited approval rights, which may prevent Excel Trust, Inc. from completing a change of control transaction. Excel Trust, Inc., as the general partner of the Operating Partnership, may not withdraw as general partner or transfer its general partnership interest in the Operating Partnership without the consent of limited partners holding more than 50% of the operating partnership units held by all limited partners (excluding any limited partners owned or controlled by Excel Trust, Inc.). In addition, except in certain circumstances, Excel Trust, Inc., as general partner of the Operating Partnership, may not engage in a merger, consolidation, or other combination or the sale of all or substantially all of its assets or such similar transaction, without the consent of the partners holding more than 50% of all outstanding common operating partnership units, including the units held by Excel Trust, Inc., as more fully set forth in the partnership agreement of the Operating Partnership. The right of the limited partners to vote on these transactions could limit our ability to complete a change of control transaction that might otherwise be in the best interests of Excel Trust, L.P.’s unitholders and Excel Trust, Inc.’s stockholders.

Excel Trust, Inc.’s charter contains ownership limits that may delay, defer or prevent a change of control transaction. Excel Trust, Inc.’s charter, with certain exceptions, authorizes its directors to take such actions as are necessary and desirable to preserve Excel Trust, Inc.’s qualification as a REIT. In addition, Excel Trust, Inc.’s charter contains certain restrictions on ownership and transfer of its capital stock which prohibit any person, unless exempted by Excel Trust, Inc.’s board of directors, from, among other things, acquiring or holding, directly or indirectly, (1) in excess of 9.8% in value of the aggregate of our outstanding shares of capital stock, (2) common stock in excess of 9.8% (in value or in number of shares, whichever is more restrictive) of Excel Trust, Inc.’s outstanding shares of common stock, (3) 7.00% Series A Cumulative Convertible Perpetual Preferred Stock, or Series A preferred stock, in excess of 9.8% (in value or in number of shares, whichever is more restrictive) of Excel Trust, Inc.’s outstanding shares of Series A preferred stock or (4) 8.125% Series B Cumulative Redeemable Preferred Stock, or Series B preferred stock, in excess of 9.8% (in value or in number of shares, whichever is more restrictive) of Excel Trust, Inc.’s outstanding shares of Series B preferred stock. Among other restrictions, the board may not grant such an exemption to any proposed transferee whose ownership of in excess of the applicable ownership limit would result in Excel Trust, Inc. failing to qualify as a REIT. These restrictions on transferability and ownership will not apply if Excel Trust, Inc.’s board of directors determines that it is no longer in Excel Trust, Inc.’s best interests to attempt to qualify as a REIT. The ownership limits may delay or impede a transaction or a change of control that might involve a premium price for Excel Trust, Inc.’s common stock or otherwise be in the best interests of Excel Trust, L.P.’s unitholders and Excel Trust, Inc.’s stockholders.

Excel Trust, Inc. could authorize and issue stock without unitholder or stockholder approval that may delay, defer or prevent a change of control transaction. Excel Trust, Inc.’s charter authorizes it to issue additional authorized but unissued shares of its common stock or preferred stock. In addition, Excel Trust, Inc.’s board of directors may classify or reclassify any unissued shares of Excel Trust, Inc.’s common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. Excel Trust, Inc.’s board of directors may also, without stockholder or unitholder approval, amend Excel Trust, Inc.’s charter to increase the authorized number of shares of Excel Trust, Inc.’s common stock or preferred stock that may be issued. The board of directors could establish a series of common stock or preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for Excel Trust, Inc.’s common stock or otherwise be in the best interests of Excel Trust, L.P.’s unitholders and Excel Trust, Inc.’s stockholders.

Certain provisions of Maryland law could delay, defer or prevent a change of control transaction. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire Excel Trust, Inc. or of impeding a change of control. In some cases, such an acquisition or change of control could provide Excel Trust, Inc., stockholders with the opportunity to realize a premium over the then-prevailing market price of their shares. These MGCL provisions include:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between Excel Trust, Inc. and an “interested stockholder” for certain periods. An “interested stockholder” is generally any person who beneficially owns 10% or more of the voting power of Excel Trust, Inc. shares or an affiliate or associate of Excel Trust, Inc. who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of Excel Trust, Inc.’s then outstanding voting stock. A person is not an interested stockholder under the statute if Excel Trust, Inc.’s board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. Business combinations with an interested stockholder are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder. After that period, the MGCL imposes two super-majority voting requirements on such combinations, and

•

“control share” provisions that provide that “control shares” of Excel Trust, Inc. acquired in a “control share acquisition” have no voting rights unless holders of two-thirds of Excel Trust, Inc.’s voting stock (excluding interested shares) consent. “Control shares” are shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors. A “control share acquisition” is the direct or indirect acquisition of ownership or control of “control shares” from a party other than the issuer.

In the case of the business combination provisions of the MGCL, Excel Trust, Inc. opted out by resolution of its board of directors. In the case of the control share provisions of the MGCL, Excel Trust, Inc. opted out pursuant to a provision in its bylaws. However, Excel Trust, Inc.’s board of directors may by resolution elect to opt in to the business combination provisions of the MGCL. Further, Excel Trust, Inc. may opt in to the control share provisions of the MGCL in the future by amending its bylaws, which its board of directors can do without stockholder or unitholder approval.

Maryland law, and Excel Trust, Inc.’s charter and bylaws also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for Excel Trust, Inc.’s common stock or otherwise be in the best interest of Excel Trust, Inc.’s stockholders.

The ability of Excel Trust, Inc.’s board of directors to revoke Excel Trust, Inc.’s REIT status without unitholder or stockholder approval may cause adverse consequences to Excel Trust, L.P.’s unitholders and Excel Trust, Inc.’s stockholders.

Excel Trust, Inc.’s charter provides that its board of directors may revoke or otherwise terminate Excel Trust, Inc.’s REIT election, without the approval of unitholders or stockholders, if it determines that it is no longer in our best interest for Excel Trust, Inc. to continue to qualify as a REIT. If Excel Trust, Inc. ceases to be a REIT, it would become subject to United States federal income tax on its taxable income and would no longer be required to distribute most of its taxable income to Excel Trust, L.P. unitholders and Excel Trust, Inc. stockholders, which may have adverse consequences on our total return to our unitholders and stockholders.

Excel Trust, Inc.’s board of directors may amend our investing and financing guidelines without unitholder or stockholder approval, and, accordingly, you would have limited control over changes in our policies that could increase the risk we default under our debt obligations or that could harm our business, results of operations and the price of the Company’s securities.

Although we are not required to maintain any particular leverage ratio, we intend, when appropriate, to employ prudent amounts of leverage and to use debt as a means of providing additional funds for the acquisition of our target assets and the diversification of our portfolio. Excel Trust, Inc.’s board of directors has adopted long-term guidelines targeting our indebtedness at less than 40% of our gross undepreciated asset value, although we may, from time to time, exceed this amount. However, our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Excel Trust, Inc.’s board of directors may alter or eliminate our current guidelines on borrowing or investing at any time without unitholder or stockholder approval. Changes in our strategy or in our investment or leverage guidelines could expose us to greater credit risk and interest rate risk and could also result in a more leveraged balance sheet. These factors could result in an increase in our debt service and could adversely affect our cash flow and our ability to make distributions to Excel Trust, L.P.’s unitholders and Excel Trust, Inc.’s stockholders. Higher leverage also increases the risk we would default on our debt.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, Excel Trust, Inc.’s charter limits the liability of its directors and officers to Excel Trust, Inc. and its stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services, or

•	active and deliberate dishonesty established by a final judgment and which is material to the cause of action.

In addition, Excel Trust, Inc.’s charter authorizes it to obligate the Company, and Excel Trust, Inc.’s bylaws require it, to indemnify and pay or reimburse our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, Excel Trust, Inc. and its stockholders may have more limited rights against Excel Trust, Inc.’s directors and officers than might otherwise exist under common law. Accordingly, in the event that actions taken in good faith by any of Excel Trust, Inc.’s directors or officers impede the performance of the Company, your ability to recover damages from such director or officer will be limited.

Risks Related to Our Capital Structure

Debt obligations expose us to increased risk of property losses and default under our debt obligations, which could have adverse consequences on our business operations and our ability to pay distributions.

As of December 31, 2013, we had outstanding mortgage indebtedness of approximately $249.9 million, and we may incur significant additional debt to finance future acquisition and development activities. We also had $191.6 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes a $12.1 million letter of credit issued under the facility and $100.0 million of unsecured notes. The capacity of the credit facility may be increased by up to an additional $200.0 million to a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent.

Although our organizational documents do not require us to maintain any particular leverage ratio, we intend, when appropriate, to employ prudent amounts of leverage and to use debt as a means of providing additional funds for the acquisition of our target assets and the diversification of our portfolio. Excel Trust, Inc.’s board of directors has adopted long-term guidelines targeting our indebtedness at less than 40% of our gross undepreciated asset value, although we may, from time to time, exceed this amount. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Excel Trust, Inc.’s board of directors may alter or eliminate our current guidelines on borrowing or investing at any time without unitholder or stockholder approval. Changes in our strategy or in our investment or leverage guidelines could expose us to greater credit risk and interest rate risk and could also result in a more leveraged balance sheet. These factors could result in an increase in our debt service and could adversely affect our cash flow and our ability to make distributions. Higher leverage also increases the risk we would default on our debt.

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

•

We may not be able to refinance or extend our existing debt. If we cannot repay, refinance or extend our debt at maturity, in addition to our failure to repay our debt, we may be unable to pay distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders at expected levels or at all.

•

Even if we are able to refinance or extend our existing debt, the terms of any refinancing or extension may not be as favorable as the terms of our existing debt. If the refinancing involves a higher interest rate, it could adversely affect our cash flow and ability to pay distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders.

If any one of the above were to occur, our financial condition, results of operations, cash flow, cash available for distribution to you, the value of the Company’s securities and our ability to satisfy our debt service obligations could be materially adversely affected.

Our unsecured revolving credit facility contains restrictive covenants relating to our operations, which could limit our ability to respond to changing market conditions and our ability to pay distributions.

Our unsecured revolving credit facility imposes restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. For example, we are subject to a maximum leverage ratio (defined as total liabilities to total asset value) of 0.60 to 1.00, which could have the effect of reducing our ability to incur additional debt and consequently reduce our ability to pay distributions. The unsecured revolving credit facility also contains limitations on our ability to pay distributions. Specifically, our cash distributions may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement), and (2) the amount required for us to qualify and maintain Excel Trust, Inc.’s REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain Excel Trust, Inc.’s REIT status. In addition, the unsecured revolving credit facility contains customary restrictive covenants requiring us to maintain a minimum fixed charge coverage ratio, a maximum secured indebtedness ratio, a maximum unencumbered leverage ratio, a minimum unencumbered interest coverage ratio and a minimum tangible net worth. These or other limitations may adversely affect our flexibility and our ability to achieve our operating plans and could result in us being limited in the amount of distributions we would be permitted to pay to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders.

Disruptions in the financial markets and the downturn of the broader U.S. economy could affect our ability to obtain debt financing on reasonable terms or at all and have other adverse effects on us.

In recent years, the U.S. credit markets have experienced significant dislocations and liquidity disruptions. These circumstances continue to impact liquidity in the debt markets, making financing terms for some borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on reasonable terms (or at all), which may negatively affect our ability to conduct operations, make acquisitions and fund current and future development and redevelopment projects. In addition, if the financial position of the lenders under our credit facilities worsen, they could default on their obligations to make available to us the funds under those facilities. If we are unable to obtain financing in the credit markets, we may seek alternative sources of potentially less attractive financing, and have to adjust our business plan accordingly. In addition, these factors could make it more difficult for us to sell properties or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. Adverse events in the credit markets could also have an adverse effect on other financial markets in the United States and globally, including the stock markets, which could make it more difficult or costly for Excel Trust, Inc. to raise capital through the issuance of common stock, preferred stock or other equity securities.

We may engage in hedging transactions, which can limit our gains and increase exposure to losses.

Subject to the requirements for maintaining Excel Trust, Inc.’s qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate swap agreements or interest rate cap or floor agreements, or other interest rate exchange contracts. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

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

Hedging involves risk and typically involves costs, including transaction costs, that may reduce our overall returns on our investments. These costs increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distribution to unitholders and stockholders. We generally intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions. The REIT qualification rules may limit our ability to enter into hedging transactions by requiring us to limit our income from non-qualifying hedges. If we are unable to hedge effectively because of the REIT rules, we will face greater interest rate exposure than may be commercially prudent.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions.

Interest we pay could reduce cash available for distributions. As of December 31, 2013, we had $205.5 million of variable rate mortgage debt outstanding and $191.6 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes a $12.1 million letter of credit issued under the facility. Our unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 145 basis points to 205 basis points, depending on our leverage ratio. We may incur variable rate debt in the future, including mortgage debt and amounts under our unsecured revolving credit facility. Any increase in interest rates would increase our interest costs with respect to our variable rate debt. These increased interest costs would reduce our cash flows and our ability to make distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders. In addition, if we need to repay existing debt during a period of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

If we fail to obtain external sources of capital, which is outside of our control, we may be unable to pay distributions, maintain Excel Trust, Inc.’s REIT status, or fund growth.

In order to maintain Excel Trust, Inc.’s status as a REIT and to avoid incurring a nondeductible excise tax, we are required, among other things, to distribute annually at least 90% of its REIT taxable income, excluding any net capital gain. In addition, Excel Trust, Inc. will be subject to income tax at regular corporate rates to the extent that it distributes less than 100% of its REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain financings on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:

•	general market conditions,

•	the market’s perception of our growth potential,

•	with respect to acquisition financing, the market’s perception of the value of the properties to be acquired,

•	our current debt levels,

•	our current and expected future earnings,

•	our cash flow and cash distributions, and

•	the market price per share of our common stock.

It will adversely affect our business and limit our growth if we are unable to obtain capital from third-party sources. Without sufficient capital, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash distributions to Excel Trust, Inc.’s stockholders necessary to maintain its qualification as a REIT.

Risks Related to Excel Trust, Inc.’s REIT Status

Excel Trust, Inc.’s failure to continue to qualify as a REIT under the Code would result in significant adverse tax consequences to us and would adversely affect our business.

We believe we have operated and intend to continue operating in a manner that will allow Excel Trust, Inc. to continue to qualify as a REIT for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended, or the Code. Qualification as a REIT involves the application of highly technical and complex Code provisions, for which there are only limited judicial and administrative interpretations. The fact that we hold substantially all of our assets through the Operating Partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize Excel Trust, Inc.’s REIT status. Excel Trust, Inc.’s REIT status depends upon various factual matters and circumstances that may not be entirely within our control. For example, in order to continue to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, such as rents from real property, and we must satisfy a number of requirements regarding the composition of our assets. Also, Excel Trust, Inc. must make distributions to stockholders aggregating annually at least 90% of Excel Trust, Inc.’s REIT taxable income, excluding net capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for Excel Trust, Inc. to continue to qualify as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments. We have not requested and do not plan to request a ruling from the Internal Revenue Service, or IRS, that Excel Trust, Inc. qualifies as a REIT, and the statements in this report are not binding on the IRS or any court. Accordingly, we cannot be certain that Excel Trust, Inc. has qualified or will continue to qualify as a REIT.

If Excel Trust, Inc. fails to continue to qualify as a REIT in any taxable year, we will face serious adverse tax consequences that would substantially reduce the funds available to distribute to you. If Excel Trust, Inc. fails to continue to qualify as a REIT:

•	we would not be allowed to deduct distributions to stockholders in computing our taxable income and would be subject to United States federal income tax at regular corporate rates,

•	we could also be subject to the United States federal alternative minimum tax and possibly increased state and local taxes, and

•	unless we are entitled to relief under applicable statutory provisions, Excel Trust, Inc. could not elect to be taxed as a REIT for four taxable years following the year in which it was disqualified.

In addition, if Excel Trust, Inc. fails to continue to qualify as a REIT, we will not be required to make distributions to stockholders. As a result of all these factors, Excel Trust, Inc.’s failure to continue to qualify as a REIT could impair our ability to expand our business and raise capital and would adversely affect the value of Excel Trust, Inc.’s common stock and preferred stock.

To maintain Excel Trust, Inc.’s REIT status, we may be forced to borrow funds during unfavorable market conditions to pay distributions to Excel Trust, Inc.’s stockholders.

To maintain Excel Trust, Inc.’s REIT status, we must distribute to Excel Trust, Inc.’s stockholders at least 90% of Excel Trust, Inc.’s REIT taxable income each year, excluding any net capital gain, and Excel Trust, Inc. will be subject to regular corporate income taxes to the extent that it distributes less than 100% of its REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. To maintain Excel Trust, Inc.’s REIT status and avoid the payment of income and excise taxes we may need to borrow funds to meet the REIT distribution requirements. These borrowing needs could result from:

•	differences in timing between the actual receipt of cash and inclusion of income for United States federal income tax purposes,

•	the effect of non-deductible capital expenditures,

•	the creation of reserves, or

•	required debt or amortization payments.

We may need to borrow funds at times when the then-prevailing market conditions are not favorable for borrowing. These borrowings could increase our costs or reduce our equity and adversely affect the value of Excel Trust, Inc.’s common stock and preferred stock.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum federal income tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the value of Excel Trust, Inc.’s common stock and preferred stock.

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

To maintain Excel Trust, Inc.’s REIT status, we may be forced to forego otherwise attractive opportunities.

To maintain Excel Trust, Inc.’s REIT status, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to Excel Trust, Inc.’s stockholders and the ownership of Excel Trust, Inc.’s stock. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of any TRS or qualified REIT subsidiary of ours and securities that are qualified real estate assets) generally may not include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of any TRS or qualified REIT subsidiary of ours and securities that are qualified real estate assets) may consist of the securities of any one issuer. If we fail to comply with these requirements at the end of any calendar quarter, we must remedy the failure within 30 days or qualify for certain limited statutory relief provisions to avoid losing status as a REIT. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to Excel Trust, Inc.’s stockholders.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of Excel Trust, Inc.’s common shares.

At any time, the United States federal income tax laws governing REITs may be amended or the administrative and judicial interpretations of those laws may be changed. We cannot predict when or if any new United States federal income tax law, regulation, or administrative and judicial interpretation, or any amendment to any existing United States federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective, and any such law, regulation, or interpretation may be effective retroactively. We and Excel Trust, Inc.’ stockholders could be adversely affected by any such change in, or any new, United States federal income tax law, regulation or administrative and judicial interpretation.

Risks Related to Our Mortgage Loan and Note Receivables

We may not be able to recover our investment in our mortgage loan or note receivables which may result in a significant loss to us.

From time to time, we may invest in mortgage loan or note receivables. At December 31, 2013, we had one investment in a $750,000 note receivable. Our investments in note receivables normally are not insured or otherwise guaranteed by any institution or agency. In the event of default by a borrower, it may be necessary for us to foreclose our mortgage or engage in costly negotiations. Delays in liquidating defaulted loans and repossessing and selling the underlying properties or other assets of the borrower could reduce our investment returns. Furthermore, in the event of default, the actual value of the property or other assets securing the loan may decrease. A decline in real estate values will adversely affect the value of our loans and the value of the mortgages securing our loans.

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

Our Properties

As of December 31, 2013, we owned an operating portfolio consisting of 34 retail properties totaling approximately 5.8 million square feet of GLA (including a 50% interest in a consolidated joint venture), which were approximately 94.1% leased and had a weighted average remaining lease term of approximately seven years, based on GLA (one retail property also contains 339 apartment units on the upper levels of the shopping center). We also owned two commercial office properties, Excel Center, a portion of which is utilized as our corporate headquarters, and the Promenade Corporate Center. These properties total 338,339 square feet of GLA and were approximately 85.5% leased as of December 31, 2013. In addition, we held ownership interests in two unconsolidated retail properties totaling 224,932 square feet of GLA, which were approximately 69.4% leased as of December 31, 2013, (our La Costa Town Center property, which we intend to redevelop, was 43.2% leased as of December 31, 2013). Our non-operating properties consisted of Phase II of our Chimney Rock property and an undeveloped land parcel, Southlake Park Village, which are currently under development and are expected to contain approximately 336,000 square feet of GLA upon completion. Phase I of our Chimney Rock property is classified as an operating property.

Operating Properties

The table below sets forth relevant information with respect to the properties in our portfolio as of December 31, 2013 (dollars in thousands).

Property/Location	Year Built(1)	Total GLA(2)		Percent Leased	Number of Tenants	Major Tenants(3)	Major Lease Expiration Date	Annualized Base Rent(4)
Retail Properties:
West Broad Village, Richmond, VA(5)	2009	396,923		78.8%	29	Whole Foods*	2028	$6,291
The Promenade, Scottsdale, AZ	1999	566,663	(6)	95.3	65	Nordstrom Rack*	2015	9,212
Park West Place, Stockton, CA	2005	603,564	(7)	99.1	53	Lowe’s*	2026	7,126
Gilroy Crossing, Gilroy, CA	2004	325,431		99.0	29	Kohl’s*	2025	5,179
Plaza at Rockwall, Rockwall, TX	2007/ 2012	428,461	(8)	100.0	33	Dick’s Sporting Goods*	2018	5,076
Brandywine Crossing, Brandywine, MD	2009	198,384	(9)	96.9	29	Safeway*	2028	3,748
Lake Pleasant Pavilion, Peoria, AZ	2007	178,376		90.3	27	Marshalls* Bed Bath & Beyond*	2017 2018	2,998
Stadium Center, Manteca, CA	2006	160,726		96.3	27	Ross Dress for Less*	2019	2,793
Dellagio, Orlando, FL	2009	123,198		90.3	26	Bravo Development,Inc.	2018	2,771
League City Town Center, League City(Houston), TX	2008	194,736		100.0	33	TJX Companies* Ross Dress for Less*	2018 2019	3,184
Vestavia Hills City Center, Vestavia Hills, AL(10)	2002	391,899		83.6	59	Publix* Rave Motion Pictures*	2022 2022	4,356
The Crossings of Spring Hill, Spring Hill, TN	2008	219,842	(11)	98.0	35	Ross Dress for Less* PetSmart*	2019 2018	2,789
Tracy Pavilion, Tracy, CA	2006	162,463		91.4	23	Marshalls* PetSmart*	2019 2018	2,371
Red Rock Commons, St. George, UT	2012	118,593		100.0	14	Dick’s Sporting Goods*	2023	1,800

Property/Location	Year Built(1)	Total GLA(2)		Percent Leased	Number of Tenants	Major Tenants(3)	Major Lease Expiration Date		Annualized Base Rent(4)
Edwards Theatres, San Diego, CA	1999	100,551		100.0	1	Edwards Theatres*	2019		2,184
Rosewick Crossing, La Plata, MD	2008	115,972	(12)	80.5	12	Giant Food*	2028		1,730
EastChase Market Center, Montgomery, AL	2008	181,431		98.9	9	Dick’s Sporting Goods*	2019		1,921
Chimney Rock, Odessa, TX	2012	151,339		97.8	5	Academy Sports*	2026		1,404
5000 South Hulen, Fort Worth, TX	2005	86,833		94.8	18	Barnes & Noble*	2015		1,921
Lowe’s, Shippensburg, PA	2008	171,069		100.0	1	Lowe’s*	2031		1,475
Anthem Highlands, Las Vegas, NV	2006	118,763		89.2	21	Albertsons*	2027		1,606
Centennial Crossroads, Las Vegas, NV	2003	105,415	(13)	88.8	20	Vons*	2028		1,172
LA Fitness, San Diego, CA	2006	38,000		100.0	1	LA Fitness*	2021		972
Pavilion Crossing, Brandon, FL	2012	68,400		96.2	15	Publix*	2031		1,037
Shops at Foxwood, Ocala, FL	2010	78,660		90.8	12	Publix*	2030		962
Northside Plaza, Dothan, AL	2010	171,670	(14)	94.8	14	Publix* Hobby Lobby*	2031 2026		1,379
Meadow Ridge Plaza, Orlando, FL	2007	45,199		86.1	15	Fifth Third Bank*	2028		778
Shoppes of Belmere, Orlando, FL	2008	26,502		100.0	8	CVS*	2035		728
Lake Burden Shoppes, Orlando, FL	2008	20,598		100.0	6	Walgreens*	2034	(15)	632
Five Forks Place, Simpsonville, SC	2002	61,191		98.0	11	Publix*	2022		729
Mariner’s Point, St. Marys, GA	2001	45,215		91.2	16	Shoe Show(16)	2016		625
Newport Towne Center, Newport, TN	2006	60,100		94.5	13	Dollar Tree(17)	2016		519
Merchant Central, Milledgeville, GA	2004	45,013		89.2	15	Dollar Tree(18)	2019		418
Cedar Square, Duncanville (Dallas), TX	1978	75,550		94.7	11	Beall’s*	2018		334

Subtotal/Weighted Average Retail Properties		5,836,730		94.1%	706				82,220

Office Properties:
Excel Centre, San Diego, CA	1999	82,157		90.4	7	Kaiser Permanente	2019		2,375
Promenade Corporate Center, Scottsdale, AZ	2004	256,182		84.0	29	Fitch, Inc.	2014		3,889

Subtotal/Weighted Average Office Properties		338,339		85.5%	36				6,264

Multi-Family Properties:
West Broad Village, Richmond, VA(5)	2009	339 units		97.1%	n/a				5,347

Unconsolidated Properties:
La Costa Town Center, La Costa, CA(19)	1980	121,165		43.2	31	n/a	2013		1,193
The Fountains at Bay Hill, Orlando, FL(20)	2001	103,767		100.0	35	CVS*	2026		3,007

Subtotal/Weighted Average Unconsolidated Properties		224,932		69.4%	66				4,200

Total/Weighted Average(21)		6,400,001		92.8%	808				$98,031

Non-Operating Properties(22)
Chimney Rock-Phase II, Odessa, TX
Southlake Park Village, Southlake (Dallas), TX

*	Denotes anchor tenant.
(1)	Year built represents the year in which construction was completed.
(2)	Total GLA represents total square feet of GLA owned by us at the property (includes GLA of buildings under ground lease).
(3)	Major tenant represents the tenant(s) in each property that have the highest annualized base rent.
(4)	Annualized base rent, or ABR, means annualizing the cash base rental amount in effect under existing leases as of December 31, 2013. Amount does not include reimbursements for real estate taxes and insurance, common area and other operating expenses, substantially all of which are borne by the tenants, percentage rent or amounts attributable to future rent increases, where applicable. Amount includes rent attributable to ground leases.
(5)	The West Broad Village property is a retail shopping center that also includes 339 apartment units on the upper levels of the shopping center. Of the total GLA for West Broad Village, 7,600 square feet, 7,000 square feet, 6,700 square feet, 6,330 square feet, 5,581 square feet, 4,500 square feet and 2,750 square feet are leased under ground leases to Chuy’s, Kona Grill, Mimi’s Café, Carrabba’s Italian Grill, Bonefish Grill, Wells Fargo and Union First Market Bank, respectively.
(6)	Of the total GLA for The Promenade, 133,120 square feet are leased under a ground lease to Living Spaces.
(7)	Of the total GLA for Park West Place, 154,794 square feet, 88,248 square feet and 31,494 square feet are leased under ground leases to Lowe’s, Kohl’s and Babies R’ Us, respectively.
(8)	Of the total GLA for Plaza at Rockwall, 103,639 square feet and 75,524 square feet are leased under ground leases to J.C. Penney and Belk Department Store, respectively.
(9)	Of the total GLA for Brandywine Crossing, 59,678 square feet are leased under a ground lease to Safeway.
(10)	Includes Rite Aid, an outparcel to Vestavia Hills City Center, which was acquired in 2011.
(11)	Of the total GLA for The Crossings of Spring Hill, 10,160 square feet, 7,290 square feet and 6,387 square feet are leased under ground leases to Cracker Barrel, Logan’s Roadhouse and O’Charley’s, respectively.
(12)	Of the total GLA for Rosewick Crossing, 58,432 square feet are leased under a ground lease to Giant Food.
(13)	Of the total GLA for Centennial Crossroads, 57,308 square feet are leased under a ground lease to Vons.
(14)	Of the total GLA for Northside Plaza (a 50% consolidated joint venture), 21,160 square feet, 4,202 square feet, 4,000 square feet and 4,000 square feet are leased under ground leases to Davis Theatre Company, Chili’s, Wells Fargo and Panera Bread, respectively.
(15)	Represents the earliest date this lease can be terminated by the tenant. Without early termination, the lease will expire in 2084.
(16)	Shoe Show is not the anchor tenant of this property. Mariner’s Point is anchored by a non-owned Super Wal-Mart.
(17)	Dollar Tree is not the anchor tenant of this property. Newport Towne Center is anchored by a non-owned Super Wal-Mart.
(18)	Dollar Tree is not the anchor tenant of this property. Merchant Central is anchored by a non-owned Super Wal-Mart.
(19)	We hold a 20% ownership interest in the unconsolidated La Costa Town Center property.
(20)	We hold a 50% tenant-in-common ownership interest in the unconsolidated The Fountains at Bay Hill property.
(21)	Total/Weighted Average is calculated based on total GLA excluding the apartment units at our West Broad Village property.
(22)	A non-operating property is reclassified as an operating property at the earlier of (a) 85.0% occupancy or (b) one year from completion and delivery of the space.

Non-Operating Properties

Chimney Rock-Phase II: Chimney Rock-Phase II is the undeveloped portion of our Chimney Rock property in Odessa, Texas. Based on our current development plans, which are subject to change based on leasing demand and other market factors, we intend to continue development of the shopping center for an additional 150,000 square feet of GLA.

Southlake Park Village: Southlake Park Village is the undeveloped land parcel that we purchased in November 2013 in Southlake (Dallas), Texas. Based on our current development plans, which are subject to change based on leasing demand and other market factors, we intend to continue development of the shopping center for an additional 186,000 square feet of GLA.

Major Tenants

As of December 31, 2013, we had leases with numerous nationally recognized retailers. The following table sets forth information regarding the ten largest tenants in our operating portfolio based on total retail ABR as of December 31, 2013.

Retail Tenants (Leases)	Total GLA	Percent of Total Retail GLA	ABR ($ in 000s)	Percent of Total Retail ABR	ABR per leased square foot
Publix Super Markets, Inc.	245,351	4.2%	$2,734	3.3%	$11.15
Ross Dress for Less	201,168	3.4	2,283	2.8	11.35
Lowe’s Home Centers, Inc.	325,863	5.6	2,195	2.7	6.74
Edwards Theatres	100,551	1.7	2,184	2.7	21.72
TJX Companies	194,207	3.3	1,997	2.4	10.28
PetSmart	131,691	2.3	1,931	2.3	14.66
Dick’s Sporting Goods	140,018	2.4	1,776	2.2	12.69
Jo-Ann	139,922	2.4	1,591	1.9	11.37
Ulta	72,236	1.2	1,453	1.8	20.11
Bed Bath & Beyond	131,864	2.3	1,441	1.8	10.93

Total Top Ten Tenants/Weighted Average	1,682,871	28.8%	$19,585	23.9%	$11.64

As of December 31, 2013, we had leases with 36 distinct office tenants. The following table sets forth information regarding our three largest office tenants in our operating portfolio based on total office ABR as of December 31, 2013. As of December 31, 2013, 17,709 square feet were leased by us for our corporate offices and a regional management office.

Office Tenants	Total GLA	Percent of Total Office GLA	ABR ($ in 000s)	Percent of Total Office ABR	ABR per leased square foot
Kaiser Permanente	38,432	11.4%	$1,652	26.4%	$42.99
Fitch, Inc.	20,878	6.2%	642	10.2	30.75
Buchalter Nemer	18,204	5.4%	528	8.4	29.00

Total Top Tenants/Weighted Average	77,514	23.0%	$2,822	45.0%	$36.41

Lease Expirations

The following table sets forth information with respect to the lease expirations of our retail and office operating properties based on leased GLA as of December 31, 2013.

Lease Expiration Year	Total Expiring GLA	Percent of Total GLA Expiring	Expiring Annualized Base Rent ($ in 000s)	Percent of Total Annualized Base Rent	Expiring Annualized Base Rent per leased square foot
Available	391,864	6.3%	$—	—%	$—
2014	339,573	5.5	6,872	7.8	20.24
2015	657,052	10.6	11,404	12.9	17.36
2016	446,413	7.2	8,155	9.2	18.27
2017	309,248	5.0	6,798	7.7	21.98
2018	578,854	9.4	9,614	10.9	16.61
2019	751,104	12.2	12,278	13.9	16.35
2020	329,744	5.3	5,866	6.6	17.79
2021	208,458	3.4	2,908	3.3	13.95
2022	365,603	5.9	4,976	5.6	13.61
2023 and thereafter	1,797,156	29.2	19,613	22.1	10.91

Total/Weighted Average	6,175,069	100.0%	$88,484	100.0%	$14.33

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

Excel Trust, Inc.

Excel Trust, Inc.’s common stock has been listed on the New York Stock Exchange, or the NYSE, under the symbol “EXL” since April 23, 2010. On February 26, 2014, the reported closing sale price per share for Excel Trust, Inc.’s common stock on the NYSE was $12.37 and there were approximately 51 holders of record. Certain shares of Excel Trust, Inc. are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for Excel Trust, Inc.’s common stock and the distributions we declared per share with respect to the periods indicated.

			Range
Year	Quarter		High	Low	Cash Dividend per Common Share
2012	1	st	$13.12	$11.58	$0.1625
	2	nd	$12.37	$10.94	$0.1625
	3	rd	$12.58	$11.39	$0.1625
	4	th	$12.91	$11.38	$0.1625
2013	1	st	$13.91	$11.60	$0.1700
	2	nd	$15.40	$12.01	$0.1700
	3	rd	$14.09	$11.47	$0.1700
	4	th	$12.46	$11.23	$0.1750

Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.

Excel Trust, L.P.

There is no established public trading market for Excel Trust, L.P.’s operating partnership units. As of February 26, 2014, there were 13 holders of record of Excel Trust, L.P.’s operating partnership units, including Excel Trust, Inc. The following table sets forth, for the periods indicated, the distributions we declared with respect to Excel Trust, L.P.’s operating partnership units for the periods indicated.

Year	Quarter		Cash Distribution per Unit
2012	1	st	$0.1625
	2	nd	$0.1625
	3	rd	$0.1625
	4	th	$0.1625
2013	1	st	$0.1700
	2	nd	$0.1700
	3	rd	$0.1700
	4	th	$0.1750

We intend to continue to declare quarterly distributions on Excel Trust, L.P.’s operating partnership units and Excel Trust, Inc.’s common stock. The actual amount and timing of distributions, however, will be at the discretion of Excel Trust, Inc.’s board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. In addition, our unsecured revolving credit facility contains limitations on our ability to pay distributions to Excel Trust, L.P.’s unitholders and Excel Trust, Inc.’s stockholders. Specifically, pursuant to our unsecured revolving credit facility, our cash distributions may not exceed the greater of (1) 95% of our FFO (as defined in the credit agreement) and (2) the amount required for us to qualify and maintain our REIT status. If an event of default exists, we may only make distributions sufficient to qualify and maintain our REIT status.

Total Stockholder Return Performance

The following graph shows a comparison from April 23, 2010 to December 31, 2013 of cumulative total stockholder return, calculated on a dividend reinvested basis, for Excel Trust, Inc., the S&P 500 Stock Index, or the S&P 500, and the National Association of Real Estate Investment Trusts, Inc. Equity REIT Total Return Index, or the Industry Index, which includes all tax-qualified equity REITs listed on the NYSE. The graph assumes $100 was invested in each of Excel Trust, Inc.’s common stock, the S&P 500 and the Industry Index on April 23, 2010. Data points on the graph are quarterly. Note that historic stock price performance is not necessarily indicative of future stock price performance.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Sales of Unregistered Equity Securities

In the year ended December 31, 2013, Excel Trust, Inc. issued 227,666 shares of common stock in exchange for 225,496 units in the Operating Partnership. This common stock was issued in private placements in reliance on Section 4(a)(2) of the Securities Act, and the rules and regulations promulgated thereunder.

All other sales of unregistered equity securities of Excel Trust, Inc. and issuances of unregistered equity securities of the Operating Partnership during the year ended December 31, 2013 have previously been disclosed in filings with the SEC.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial and operating data on a historical basis for Excel Trust, Inc., Excel Trust, L.P. and our Predecessor. Our Predecessor is not a legal entity, but rather a combination of real estate entities and operations invested in four properties that were contributed to us in connection with our initial public offering, or IPO. We have not presented historical information for Excel Trust, Inc. or Excel Trust, L.P. prior to April 28, 2010, the date on which we consummated our IPO, because during the period from our formation until our IPO, we did not have any material corporate activity and because we believe that a discussion of the results of Excel Trust, Inc. and Excel Trust, L.P. during that period would not be meaningful.

The following tables set forth selected consolidated financial and operating information for Excel Trust, Inc. and Excel Trust, L.P., which is derived from our audited consolidated financial statements. The following historical information should be read in conjunction with our consolidated financial statements and notes included in Item 8 of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	Excel Trust, Inc.
	The Company				The Predecessor
(Dollars in thousands)	2013	2012	2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010	2009
Operating Data
Total revenues	$112,542	$84,421	$52,393	$13,319	$1,568	$4,990
Expenses:
Property operating expenses	28,050	20,129	13,291	3,164	379	1,229
Changes in fair value of contingent consideration	(1,568)	(281)	(247)	—	—	—
Administrative and miscellaneous	13,871	13,796	12,759	6,964	8	45
Depreciation and amortization	46,146	34,800	21,783	5,638	542	2,045

Total expenses	86,499	68,444	47,586	15,766	929	3,319
Operating income (loss)	26,043	15,977	4,807	(2,447)	639	1,671
Interest expense	(18,944)	(15,650)	(12,258)	(3,366)	(483)	(1,359)
Interest income	204	173	297	166	—	6
Loss from equity in unconsolidated entities	40	(320)	—	—	—	—
Gain on acquisition of real estate and sale of land parcel	—	—	1,479	978	—	—
Changes in fair value of financial instruments	230	1,530	1,154	—	—	—

Income (loss) from continuing operations	7,573	1,710	(4,521)	(4,669)	156	318
Income from discontinued operations before gain on sale of real estate assets	464	135	1,044	796	—	—
Gain on sale of real estate assets	12,055	—	3,976	—	—	—

Income from discontinued operations	12,519	135	5,020	796	—	—

Net income (loss)	20,092	1,845	499	(3,873)	156	318
Net (income) loss attributable to non-controlling interests	(568)	18	(51)	148	(290)	(75)

Net income (loss) attributable to Excel Trust, Inc. and controlling interests of the Predecessor	19,524	1,863	448	(3,725)	(134)	243
Preferred stock dividends	(10,976)	(10,353)	(3,228)	—	—	—

Net income (loss) attributable to the common stockholders and controlling interests of the Predecessor	$8,548	$(8,490)	$(2,780)	$(3,725)	$(134)	$243

Loss from continuing operations per share attributable to the common stockholders — basic and diluted	$(0.09)	$(0.27)	$(0.37)	$(0.30)

Net income (loss) per share attributable to the common stockholders — basic and diluted	$0.17	$(0.26)	$(0.15)	$(0.24)

Weighted-average common shares outstanding — basic and diluted	46,926	34,681	22,465	15,510

Dividends declared per common share	$0.685	$0.65	$0.605	$0.20

Other Data
Funds from operations	$44,619	$27,306	$15,218	$1,876	$698	$2,363

Cash flow provided by operations	$52,524	$39,892	$20,986	$3,920	$301	$5,615

Cash flow used in investing activities	$(163,430)	$(280,132)	$(123,295)	$(327,284)	$(238)	$(5,248)

Cash flow provided (used) in financing activities	$108,555	$240,544	$101,076	$329,889	$(724)	$(244)

	The Company				The Predecessor
	As of December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Balance Sheet Data
Properties, net	$1,086,086	$944,363	$583,959	$365,112	$41,869
Cash and cash equivalents	3,245	5,596	5,292	6,525	661
Total assets	1,218,821	1,079,254	687,671	441,088	45,456
Mortgage and notes payable	530,691	408,935	265,961	222,427	30,190
Total liabilities	591,437	470,482	306,685	244,478	35,934
Stockholders’ equity and owner’s equity	615,446	594,036	363,792	187,511	8,622
Non-controlling interests	11,938	14,736	17,194	9,099	900
Total liabilities and equity	1,218,821	1,079,254	687,671	441,088	45,456
Other Data
Operating properties
Number(1)	36	34	21	21	3
Total owned GLA	6,175,069	5,691,312	3,809,383	2,593,908	203,448
Other properties (land)(2)	2	1	2	3	1

(1)	Total number of operating properties includes a 50% consolidated joint venture and two unconsolidated joint ventures.
(2)	Other properties (land) represents Phase II of our Chimney Rock property (Phase I of which is classified as an operating property) and an undeveloped land parcel, Southlake Park Village, which are currently under development and are expected to contain approximately 336,000 square feet of GLA upon completion.

	Excel Trust, L.P.
	The Operating Partnership				The Predecessor
(Dollars in thousands)	2013	2012	2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010	2009
Operating Data
Total revenues	$112,542	$84,421	$52,393	$13,319	$1,568	$4,990
Expenses:
Property operating expenses	28,050	20,129	13,291	3,164	379	1,229
Changes in fair value of contingent consideration	(1,568)	(281)	(247)	—	—	—
Administrative and miscellaneous	13,871	13,796	12,759	6,964	8	45
Depreciation and amortization	46,146	34,800	21,783	5,638	542	2,045

Total expenses	86,499	68,444	47,586	15,766	929	3,319
Operating income (loss)	26,043	15,977	4,807	(2,447)	639	1,671
Interest expense	(18,944)	(15,650)	(12,258)	(3,366)	(483)	(1,359)
Interest income	204	173	297	166	—	6
Loss from equity in unconsolidated entities	40	(320)	—	—	—	—
Gain on acquisition of real estate and sale of land parcel	—	—	1,479	978	—	—
Changes in fair value of financial instruments	230	1,530	1,154	—	—	—

Income (loss) from continuing operations	7,573	1,710	(4,521)	(4,669)	156	318
Income from discontinued operations before gain on sale of real estate assets	464	135	1,044	796	—	—
Gain on sale of real estate assets	12,055	—	3,976	—	—	—

Income from discontinued operations	12,519	135	5,020	796	—	—

Net income (loss)	20,092	1,845	499	(3,873)	156	318
Net (income) loss attributable to non-controlling interests	(335)	(279)	(104)	—	(290)	(75)

Net income (loss) attributable to Excel Trust, L.P. and controlling interests of the Predecessor	19,757	1,566	395	(3,873)	(134)	243
Preferred operating unit distributions	(10,976)	(10,353)	(3,228)	—	—	—

Net income (loss) attributable to the unitholders and controlling interests of the Predecessor	$8,781	$(8,787)	$(2,833)	$(3,873)	$(134)	$243

Loss from continuing operations per unit attributable to the unitholders — basic and diluted	$(0.09)	$(0.26)	$(0.36)	$(0.29)

Net income (loss) per unit attributable to the unitholders — basic and diluted	$0.17	$(0.26)	$(0.15)	$(0.24)

Weighted-average common operating partnership units outstanding — basic and diluted	48,123	35,912	23,726	16,151

Distributions declared per common operating partnership unit	$0.685	$0.65	$0.605	$0.20

Other Data
Funds from operations	$44,619	$27,306	$15,218	$1,876	$698	$2,363

Cash flow provided by operations	$52,524	$39,892	$20,986	$3,920	$301	$5,615

Cash flow used in investing activities	$(163,430)	$(280,132)	$(123,295)	$(327,284)	$(238)	$(5,248)

Cash flow provided (used) in financing activities	$108,555	$240,544	$101,076	$329,889	$(724)	$(244)

	The Operating Partnership				The Predecessor
	As of December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Balance Sheet Data
Properties, net	$1,086,086	$944,363	$583,959	$365,112	$41,869
Cash and cash equivalents	3,245	5,596	5,292	6,525	661
Total assets	1,218,821	1,079,254	687,671	441,088	45,456
Mortgage and notes payable	530,691	408,935	265,961	222,427	30,190
Total liabilities	591,437	470,482	306,685	244,478	35,934
Partners’ capital	615,446	594,036	363,792	187,511	8,622
Non-controlling interests	11,938	14,736	17,194	9,099	900
Total liabilities and capital	1,218,821	1,079,254	687,671	441,088	45,456
Other Data
Operating properties
Number(1)	36	34	21	21	3
Total owned GLA	6,175,069	5,691,312	3,809,383	2,593,908	203,448
Other properties (land)(2)	2	1	2	3	1

(1)	Total number of operating properties includes a 50% consolidated joint venture and two unconsolidated joint ventures.
(2)	Other properties (land) represents Phase II of our Chimney Rock property (Phase I of which is classified as an operating property) and an undeveloped land parcel, Southlake Park Village, which are currently under development and are expected to contain approximately 336,000 square feet of GLA upon completion.

The following table presents a reconciliation of FFO(1) for Excel Trust, Inc. and Excel Trust, L.P. for the periods presented (in thousands):

	The Company				The Predecessor
	2013	2012	2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010	2009
Net income (loss) income attributable to the common stockholders and the Predecessor	$8,548	$(8,490)	$(2,780)	$(3,725)	$(134)	$243
Non-controlling interests in operating partnership(2)	233	(297)	(53)	(148)	290	75
Depreciation and amortization	46,839	36,021	23,705	6,727	542	2,045
Depreciation and amortization related to joint ventures(3)	1,054	72	(199)	—	—	—
Gain on acquisition of real estate and sale of land parcel	—	—	(1,479)	(978)	—	—
Gain on sale of real estate assets	(12,055)	—	(3,976)	—	—	—

Funds from operations	$44,619	$27,306	$15,218	$1,876	$698	$2,363

(1)	We present FFO because we consider FFO an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. See Item 7 for a further discussion of FFO.
(2)	Net income allocable to non-controlling interests in the Operating Partnership is included in net income (loss) attributable to unitholders of the Operating Partnership as reflected in the consolidated financial statements of Excel Trust, L.P., included elsewhere herein.
(3)	Includes a reduction for 50% of the depreciation and amortization expense at our Dothan property and an increase for our proportionate share of depreciation and amortization expense at the unconsolidated La Costa Town Center and The Fountains at Bay Hill properties.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2013, we owned an operating portfolio consisting of 34 retail properties totaling approximately 5.8 million square feet of gross leasable area, GLA (including a 50% interest in a consolidated joint venture), which were approximately 94.1% leased and had a weighted average remaining lease term of approximately seven years, based on GLA (one retail property also contains 339 apartment units on the upper levels of the shopping center, which were 97.1% leased as of December 31, 2013). We also owned two commercial office properties, Excel Center, a portion of which is utilized as our corporate headquarters, and the Promenade Corporate Center. These properties total 338,339 square feet of GLA and were approximately 85.5% leased as of December 31, 2013. In addition, we held ownership interests in two unconsolidated retail properties totaling 224,932 square feet of GLA, which were approximately 69.4% leased as of December 31, 2013, (our La Costa Town Center property, which we intend to redevelop, was 43.2% leased as of December 31, 2013). Our non-operating properties consisted of Phase II of our Chimney Rock property and an undeveloped land parcel, Southlake Park Village, which are currently under development and are expected to contain approximately 336,000 square feet of GLA upon completion. Phase I of our Chimney Rock property is classified as an operating property.

The following table reflects our total portfolio at December 31, 2013 (a property is reclassified from development to the operating portfolio at the earlier of 85% occupancy or one year from completion and delivery of the space):

	Gross Leasable Area (GLA)	% Occupied	% Leased	Number of Properties
Operating Portfolio:
Retail properties	5,836,730	93.1%	94.1%	34
Multi-family properties(1)	339 units	n/a	97.1%	n/a
Office properties	338,339	81.7%	85.5%	2

Total/weighted-average operating portfolio	6,175,069	92.5%	93.7%	36

Development properties(2)	335,560	—	—	1
Unconsolidated properties(3)	224,932	69.4%	69.4%	2

Total/weighted-average portfolio	6,735,561	87.6%	88.8%	39

(1)	Includes the 339 apartment units on the upper levels of our West Broad Village retail shopping center (the number of apartment units and leased percentage are not included in the total/weighted-average).
(2)	Our non-operating properties consisted of Phase II of our Chimney Rock property and an undeveloped land parcel, Southlake Park Village, which are currently under development and are expected to contain approximately 336,000 square feet of GLA upon completion. Phase I of our Chimney Rock property is classified as an operating property.
(3)	Includes our La Costa Town Center and The Fountains at Bay Hill properties in which we hold 20% and 50% ownership interests, respectively.

Our operations are carried on primarily through the Operating Partnership. Pursuant to contribution agreements, we and the Operating Partnership received a contribution of interests in four properties as well as the property management, leasing and real estate development operations of the properties in exchange for the issuance of shares of our common stock or operating partnership units and/or the payment of cash to the contributors and the assumption of debt and other specified liabilities in connection with our IPO.

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

Factors That May Influence Future Results of Operations

Rental Revenue and Tenant Recoveries. The amount of rental revenue and tenant recoveries generated by our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. As of December 31, 2013, our consolidated retail properties were approximately 94.1% leased, our multi-family property was approximately 97.1% leased and our office properties were approximately 85.5% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. Positive or negative trends in our geographic areas or the retail market could adversely affect our rental revenue and tenant recoveries in future periods. In addition, growth in rental income will partially depend on our ability to acquire additional retail properties that meet our investment criteria.

Lease Expirations. Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets as well as the desirability of our individual properties. The leases scheduled to expire in the twelve months ending December 31, 2014 and December 31, 2015 represent 5.1% and 10.9%, respectively, of our total retail GLA and 7.0% and 13.1%, respectively, of our annualized base rental revenue.

Market Conditions. We seek investment opportunities throughout the United States; however, we focus on the West Coast, East Coast and Sunbelt regions. Positive or negative changes in conditions in these markets will impact our overall performance. Future economic downturns or regional downturns affecting our target markets or downturns in the retail industry that impair our ability to renew or re-lease space as well as the ability of our tenants to fulfill their lease commitments, as such in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. Despite continued uncertainty in the national economy and the pace of the current economic recovery, we believe that our target markets are characterized by attractive demographics and property fundamental trends.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. Our significant accounting policies are described in the notes to our consolidated financial statements. The preparation of these financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates, judgments and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, as described below. We believe our critical accounting policies are as follows:

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

The value recorded to the above- or below-market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term, and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The value recorded to below-market leases also includes the first renewal option if (1) the renewal option is a fixed price and (2) the fixed price is projected to be more than 15% below estimated fair market rates at the time of exercise. The amounts recorded to above- market leases are included in lease intangible assets, net in our accompanying balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts recorded to below-market lease values are included in lease intangible liabilities, net in our accompanying balance sheets and amortized to rental income over the remaining non-cancelable lease term plus any below-market fixed price renewal options of the acquired leases with each property.

The total amount of other intangible assets acquired is further recorded to in-place lease costs and the value of tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered in recording these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts recorded to in-place lease costs are included in lease intangible assets, net in the accompanying balance sheets and will be amortized over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts recorded to the value of tenant relationships are included in lease intangible assets, net in our accompanying consolidated balance sheets and are amortized over the average remaining non-cancelable lease term of the acquired leases plus a market lease term.

The value recorded to above- or below-market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage. The amounts recorded to above- or below-market debt are included in mortgage loan payables, net on our accompanying balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

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

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the term of the related lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred rent receivable on the accompanying balance sheets and contractually due but unpaid rents are included in accounts receivable. If a lease were to be terminated or if termination were determined to be likely (e.g., in the case of a tenant bankruptcy) prior to its contractual expiration, amortization of the related unamortized above- or below-market lease intangible would be accelerated and such amounts in addition to any deferred rent receivable would be written off.

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

Results of Operations

We operate through three reportable business segments: retail properties, multi-family properties and office properties. At December 31, 2013, we owned 34 consolidated retail operating properties with a total of approximately 5.8 million square feet of GLA. The multi-family segment consists of apartment units at one retail property, West Broad Village, which is located in Richmond, Virginia. The office segment consists of two properties, Excel Centre, a portion of which is utilized as our headquarters, and the Promenade Corporate Center. These office properties total 338,339 square feet of GLA.

The following table reflects leasing activity at our consolidated retail and office operating properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases during the year ended December 31, 2013:

	Number of Leases	GLA	Weighted- Average Lease Rate	Weighted- Average Prior Lease Rate	% Increase (Decrease)	Tenant Improvement Allowance (sf)	Leasing Commission (sf)
Comparable leases	99	463,960	$18.56	$17.99	3.2%	$4.14	$1.80
Non-comparable leases	44	162,587	$19.86	n/a	n/a	$25.38	$6.97

Total leasing activity	143	626,547

In the year ended December 31, 2013, we acquired seven retail operating properties (not including the acquisition of a land parcel that was previously not owned at The Promenade retail property in Scottsdale, Arizona, which is not considered a separate property) for a total of approximately $178.6 million, consisting of $171.3 million in cash and the assumption of a mortgage note in the amount of $7.3 million. We used borrowings from our unsecured revolving credit facility and proceeds from the issuance of common stock pursuant to our equity distribution agreements to acquire these properties.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

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

	Same Properties(1)		New Properties(2)		Redevelopment/ Development Properties		Corporate		Total
	As of December 31,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rentable GLA	3,738,318	3,738,318	2,318,158	1,448,148	118,593	118,593	—	—	6,175,069	5,305,059
Percent leased	95.0%	94.6%	91.2%	86.7%	100.0%	94.1%	—	—	93.7%	92.5%
Number of properties	19	19	16	10	1	1	—	—	36	30
Percent of total portfolio	60.5%	70.4%	37.5%	27.3%	1.9%	2.2%	—	—	100.0%	100.0%

	Same Properties		New Properties		Redevelopment/ Development Properties		Corporate		Total
	Year ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rental revenue	$54,776	$54,327	$35,966	$13,922	$1,784	$1,136	$(232)	$(230)	$92,294	$69,155
Tenant recoveries	13,046	12,064	5,607	1,557	253	214	(31)	—	18,875	13,835
Other income	156	102	674	244	—	1	543	1,084	1,373	1,431

Total revenues	67,978	66,493	42,247	15,723	2,037	1,351	280	854	112,542	84,421
Rental operations(3)	16,949	16,376	11,813	4,598	334	254	(1,046)	(1,099)	28,050	20,129

Property operating income	51,029	50,117	30,434	11,125	1,703	1,097	1,326	1,953	84,492	64,292

(1)	Excludes two properties, Walgreens — North Corbin and Grant Creek Towne Center, which were sold in 2013 and have been reflected as discontinued operations for all periods presented in the accompanying consolidated financial statements contained elsewhere herein. These properties had been classified as Same Properties in previous filings with the SEC.
(2)	Includes a property that was consolidated for a portion of 2012, but is part of an unconsolidated joint venture in 2013.
(3)	Amount includes the following expenses that are directly attributable to a property: maintenance and repairs, real estate taxes, management fees and other operating expenses.

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended
	December 31, 2013	December 31, 2012	Change	Percent Change
Property operating income	$84,492	$64,292	$20,200	31.4%

Unallocated income (expense):
Changes in fair value of contingent consideration	(1,568)	(281)	1,287	458.0%
General and administrative	13,871	13,796	75	0.5%
Depreciation and amortization	46,146	34,800	11,346	32.6%

Operating income	26,043	15,977	10,066	63.0%

Interest expense, net	(18,740)	(15,477)	3,263	21.1%
Income (loss) from equity in unconsolidated entities	40	(320)	360	112.5%
Changes in fair value of financial instruments and gain on redemption of OP units	230	1,530	1,300	85.0%

Income (loss) from continuing operations	7,573	1,710	5,863	342.9%
Income from discontinued operations	12,519	135	12,384	9,173.3%

Net income	$20,092	$1,845	$18,247	$989.0%

Property operating income: Property operating income increased by $20.2 million, or 31.4%, to $84.5 million for the year ended December 31, 2013 compared to $64.3 million for the year ended December 31, 2012. The increase was primarily related to our acquisition of 16 retail operating properties and one development property in 2013 and 2012 (including our acquisition of a separate land parcel at The Promenade in 2013, which is not considered a separate property) and the commencement of a portion of the leases at our development property in 2013.

Changes in fair value of contingent consideration: A gain of approximately $1.6 million was recognized in the year ended December 31, 2013 related to the reversal of an estimated contingent earn-out liability for one property as a result of a shortfall in expected leasing of vacant space at the property and a reduction in the contingent earn-out liability related to another property as a result of higher leasing costs than originally estimated (recognized as changes in fair value of contingent consideration in the consolidated statements of operations). A gain of approximately $281,000 was recognized in the year ended December 31, 2012 as a result of an increase in the estimated fair value of funds to be received from escrow in connection with a master lease agreement related to the Promenade Corporate Center acquisition.

General and administrative: General and administrative expenses increased by $75,000, or 0.5%, to $13.9 million for the year ended December 31, 2013 compared to $13.8 million for the year ended December 31, 2012. The increase was primarily related to higher compensation and benefits costs associated with an increase in the number of employees due to our continued growth, partially offset by a decrease in share-based compensation expense as a result of the graded vesting method of recognizing compensation expense related to the 2012 performance-based stock awards, which resulted in declining amounts of compensation expense in 2013 as compared to 2012. Included in general and administrative expenses was share-based compensation expense for the year ended December 31, 2013 and 2012 of $2.3 million and $3.2 million, respectively. An increase in corporate infrastructure and other professional fees was partially offset by a decrease in acquisition costs.

Depreciation and amortization: Depreciation and amortization expense increased $11.3 million, or 32.6%, to $46.1 million for the year ended December 31, 2013 compared to $34.8 million for the year ended December 31, 2012. The increase was primarily related to our acquisition of 16 retail operating properties and one development property in 2013 and 2012 (including our acquisition of a separate land parcel at The Promenade in 2013, which is not considered a separate property) and the commencement of depreciation at our development property in 2012.

Interest expense, net: Interest expense increased $3.2 million, or 21.1%, to $18.7 million for the year ended December 31, 2013 compared to $15.5 million for the year ended December 31, 2012. The increase was primarily due to the assumption of approximately $85.5 million of mortgage debt in connection with our property acquisitions in 2013 and 2012, an increase in the average borrowings outstanding on our unsecured revolving credit facility for the year ended December 31, 2013 as compared to the year ended December 31, 2012 and the issuance of $100.0 million of senior unsecured notes in November 2013 with a weighted-average fixed interest rate of 4.6%, partially offset by a decrease in the interest rate and fees associated with our unsecured revolving credit facility as a result of amendments in 2012 and 2013.

Income (loss) from equity in unconsolidated entities: In September 2012, we contributed our La Costa Town Center property to a newly-formed entity in which we hold a 20% ownership interest. We account for our ownership interest in a manner similar to the equity method of accounting. In October 2012, we purchased a 50% tenant-in-common interest in The Fountains at Bay Hill property, which we account for under the equity method of accounting. Both of these ownership interests are reflected in the accompanying consolidated balance sheets as an investment in unconsolidated entities (see Note 15 of the consolidated financial statements contained elsewhere herein for further discussion). Income of $40,000 and a loss of $320,000 recognized for the years ended December 31, 2013 and 2012, respectively, are comprised of our proportionate share of the net income or losses from the operations of these properties.

Changes in fair value of financial instruments and gain on redemption of OP units: A gain on changes in fair value of financial instruments and gain on OP unit redemption of approximately $230,000 was recognized in the year ended December 31, 2013 due to (1) the redemption of 19,904 OP units and (2) the expiration of the guaranteed redemption period for OP units issued in connection with the 2011 Edwards Theatres acquisition, which resulted in the recognition of a gain of approximately $246,000 representing the unutilized portion of the remaining redemption provision (see Note 19 to the consolidated financial statements contained elsewhere herein for further discussion). A gain of approximately $1.5 million was recognized in the year ended December 31, 2012 as a result of (1) a decrease in the estimated fair value of the redemption provision and (2) the redemption of 571,570 OP units.

Income from discontinued operations: Income of $12.5 million (including a gain on sale of approximately $12.1 million) and $135,000 for the years ended December 31, 2013 and 2012, respectively, represent the operations of our Walgreens and Grant Creek Town Center properties, which were sold on July 19, 2013 and September 13, 2013, respectively. As a result of these dispositions, the historic operations of these properties have been classified as discontinued operations within the consolidated statements of income for all periods presented (see Note 14 of the consolidated financial statements contained elsewhere herein for further discussion).

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

	Same Properties(1)		New Properties		Redevelopment/ Development Properties		Corporate		Total
	As of December 31,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rentable GLA	2,701,113	2,701,113	2,646,577	1,209,305	118,509	118,509	—	—	5,466,199	4,028,927
Percent leased	93.5%	93.9%	91.9%	96.8%	94.1%	75.9%	—	—	92.8%	94.2%
Number of properties	16	16	15	5	1	1	—	—	32	22
Percent of total portfolio	50.0%	72.7%	46.9%	22.7%	3.1%	4.5%	—	—	100.0%	100.0%

	Same Properties(1)		New Properties		Redevelopment/ Development Properties		Corporate		Total
	Year ended December 31,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rental revenue	$33,185	$31,838	$35,065	$10,318	$1,135	$14	$(230)	$(230)	$69,155	$41,940
Tenant recoveries	6,666	7,085	6,955	2,727	214	—	—	(7)	13,835	9,805
Other income	91	181	255	36	1	—	1,084	431	1,431	648

Total revenues	39,942	39,104	42,275	13,081	1,350	14	854	194	84,421	52,393
Rental operations(2)	9,796	10,345	11,177	3,311	256	—	(1,100)	(365)	20,129	13,291

Property operating income	30,146	28,759	31,098	9,770	1,094	14	1,954	559	64,292	39,120

(1)	Excludes two properties, Walgreens — North Corbin and Grant Creek Towne Center, which were sold in 2013 and have been reflected as discontinued operations for all periods presented in the accompanying consolidated financial statements contained elsewhere herein. These properties had been classified as Same Properties in previous filings with the SEC.
(2)	Amount includes the following expenses that are directly attributable to a property: maintenance and repairs, real estate taxes, management fees and other operating expenses.

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended
	December 31, 2012	December 31, 2011	Change	Percent Change
Property operating income	$64,292	$39,102	$25,190	64.4%

Unallocated income (expense):
Changes in fair value of contingent consideration	(281)	(247)	34	13.8%
General and administrative	13,796	12,759	1,037	8.1%
Depreciation and amortization	34,800	21,783	13,017	59.8%

Operating income (loss)	15,977	4,807	11,170	232.4%
Interest expense, net	(15,477)	(11,961)	3,516	29.4%
Loss from equity in unconsolidated entities	(320)	—	320	n/a
Gain on acquisition of real estate and sale of land parcel	—	1,479	1,479	n/a
Changes in fair value of financial instruments and gain on redemption of OP units	1,530	1,154	376	32.6%

Loss from continuing operations	1,710	(4,521)	6,231	137.8%
Income from discontinued operations	135	5,020	4,885	97.3%

Net income (loss)	$1,845	$499	$1,346	269.7%

Property operating income: Property operating income increased by $25.2 million, or 64.4%, to $64.3 million for the year ended December 31, 2012 compared to $39.1 million for the year ended December 31, 2011. The increase was primarily related to our acquisition of 16 operating properties in 2011 and 2012 (including the La Costa Town Center property that was contributed to an unconsolidated entity in September 2012), the commencement of leases at properties partially under development or redevelopment that were placed into service in 2011 and 2012 and the commencement of a portion of the leases at our development property in 2012.

Changes in fair value of contingent consideration: A gain of approximately $281,000 on changes in fair value of contingent consideration (included in changes in fair value of contingent consideration in the accompanying consolidated and combined statements of income) was recognized in the year ended December 31, 2012, compared to a gain of approximately $247,000 recognized in the year ended December 31, 2011, as a result of an increase in the estimated fair value of funds to be received from escrow in connection with master lease agreements related to the Promenade Corporate Center acquisition.

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

Depreciation and amortization: Depreciation and amortization expense increased $13.0 million, or 59.8%, to $34.8 million for the year ended December 31, 2012 compared to $21.8 million for the year ended December 31, 2011. The increase was primarily related to our acquisition of 16 operating properties in 2011 and 2012 (including the La Costa Town Center property that was contributed to an unconsolidated entity in September 2012) and the commencement of depreciation at our development property in 2012.

Interest expense, net: Interest expense increased $3.5 million, or 29.4%, to $15.5 million for the year ended December 31, 2012 compared to $12.0 million for the year ended December 31, 2011. The increase was primarily due to the assumption of approximately $192.3 million of mortgage debt in connection with our property acquisitions in 2011 and 2012, partially offset by a decrease in the interest rate and fees associated with our unsecured revolving credit facility as a result of amendments in 2011 and 2012, and a decrease in the average borrowings outstanding on our unsecured revolving credit facility for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Loss from equity in unconsolidated entities: In September 2012, we contributed our La Costa Town Center property to a newly-formed entity in which we hold a 20% ownership interest. We account for our ownership interest in a manner similar to the equity method of accounting. In October 2012, we purchased a 50% tenant-in-common interest in The Fountains at Bay Hill property, which we account for under the equity method of accounting. Both of these ownership interests are reflected in the accompanying consolidated balance sheets as an investment in unconsolidated entities (see Note 15 of the consolidated and combined financial statements contained elsewhere herein for further discussion). The loss of $320,000 recognized for the year ended December 31, 2012 is primarily comprised of our proportionate share of non-recurring costs associated with the acquisition of the La Costa Town Center property by the joint venture and our acquisition of an ownership interest in The Fountains at Bay Hill property and the amortization of loan costs associated with incurred indebtedness in excess of our proportionate share of the operating income of the properties.

Gain on acquisition of real estate and sale of land parcel: A gain on acquisition of real estate and sale of land parcel of approximately $1.5 million was recognized during the year ended December 31, 2011 related to (1) a property acquired in 2011, representing the difference between the fair value at the date of closing and the price paid of $937,000 and (2) a gain on disposition of a land parcel at one of our properties, resulting in a gain of approximately $542,000.

Changes in fair value of financial instruments and gain on redemption of OP units: A gain on changes in fair value of financial instruments and gain on redemption of OP units of approximately $1.5 million was recognized in the year ended December 31, 2012 as a result of (1) a decrease in the estimated fair value of the redemption provision of OP units arising from a property acquired in 2011 and (2) the redemption of 571,570 OP units. A gain on changes in fair value of financial instruments of approximately $1.2 million was recognized in the year ended December 31, 2011 as a result of a decrease in the estimated fair value of the redemption provision (see Notes 3 and 19 of the consolidated and combined financial statements contained elsewhere herein for further discussion).

Income from discontinued operations: Income of $135,000 and $5.0 million (including a gain on sale of approximately $4.0 million) for the years ended December 31, 2012 and 2011, respectively, represent the operations of our Walgreens and Grant Creek Town Center properties, which were sold on July 19, 2013 and September 13, 2013, respectively, and the dispositions of six additional retail properties in June 2011. As a result of these dispositions, the historic operations of these properties have been classified as discontinued operations within the consolidated statements of income for all periods presented (see Note 14 of the consolidated financial statements contained elsewhere herein for further discussion).

Results of Operations Segments

We evaluate the performance of our segments based upon property operating income. “Property Operating Income” is defined as operating revenues (rental revenue, tenant recoveries and other income) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses).

You should read the following discussion in conjunction with the segment information disclosed in Note 20 to our consolidated financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the years ended December 31, 2013, 2012 and 2011 may not be indicative of our future results of operations.

The following table sets forth results of operations presented by segments for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended
	December 31, 2013	December 31, 2012	Change	Percent Change
Revenues:
Retail properties	$98,519	$74,825	$23,694	31.7%
Office properties	8,610	8,522	88	1.0%
Multi-family properties	5,413	1,074	4,339	404.0%

Total revenues	$112,542	$84,421	$28,121	33.3%
Property operating expenses:
Retail properties	$22,760	$16,642	$6,118	36.8%
Office properties	3,456	3,254	202	6.2%
Multi-family properties	1,834	233	1,601	687.1%

Total property operating expenses	$28,050	$20,129	$7,921	39.4%

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Revenue-retail properties: Retail property revenue increased by $23.7 million, or 31.7%, to $98.5 million for the year ended December 31, 2013 compared to $74.8 million for the year ended December 31, 2012. The increase was primarily related to our acquisition of 16 retail operating properties and one development property in 2013 and 2012 (including our acquisition of a separate land parcel at The Promenade in 2013, which is not considered a separate property) and the commencement of a portion of the leases at our development property in 2013.

Revenue-office properties: Office property revenue did not change significantly ($8.6 million and $8.5 million for the years ended December 31, 2013 and 2012, respectively). Rental revenue at our Excel Centre property increased as a direct result of an increase in leased GLA from 83.6% to 90.4% at December 31, 2012 and 2013, respectively. In addition, vacancies at our Promenade Corporate Center property as a result of lease expirations in 2013 have been largely released, resulting in an increase in leased GLA from 82.4% to 84.0% at December 31, 2012 and 2013, respectively. However, a number of significant leases executed in 2013 at our Promenade Corporate Center property are not scheduled to commence revenue recognition until 2014, resulting in an overall decrease in rental revenue at the property for the year ended December 31, 2013.

Revenue-multi-family properties: Multi-family property revenue increased by $4.3 million, or 404.0%, to $5.4 million for the year ended December 31, 2013 compared to $1.1 million for the year ended December 31, 2012. The increase was primarily related to a full year of operations at our West Broad Village property in 2013 compared to approximately three months of operations in 2012 following acquisition in October 2012.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $6.1 million, or 36.8%, to $22.7 million for the year ended December 31, 2013 compared to $16.6 million for the year ended December 31, 2012. The increase was primarily related to our acquisition of 16 retail operating properties and one development property in 2013 and 2012 (including our acquisition of a separate land parcel at The Promenade in 2013, which is not considered a separate property) and operating expenses related to the commencement of a portion of the leases at our development property in 2013.

Property operating expenses-office properties: Property operating expenses related to our office properties increased by $202,000, or 6.2%, to $3.5 million for the year ended December 31, 2013 compared to $3.3 million for the year ended December 31, 2012. The increase was primarily related to a full year of operations at our Promenade Corporate Center property in 2013 compared to approximately eleven months of operations in 2012 following acquisition in January 2012.

Property operating expenses-multi-family properties: Property operating expenses related to our multi-family property increased by $1.6 million, or 687.1%, to $1.8 million for the year ended December 31, 2013 compared to $233,000 for the year ended December 31, 2012. The increase was primarily related to a full year of operations at our West Broad Village property in 2013 compared to approximately three months of operations in 2012 following acquisition in October 2012.

The following table sets forth results of operations presented by segments for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended
	December 31, 2012	December 31, 2011	Change	Percent Change
Revenues:
Retail properties	$74,825	$49,213	$25,612	52.0%
Office properties	8,522	3,180	5,342	168.0%
Multi-family properties	1,074	—	1,074	n/a

Total revenues	84,421	52,393	32,028	61.1%
Property operating expenses:
Retail properties	16,642	$12,579	$4,063	32.3%
Office properties	3,254	712	2,542	357.0%
Multi-family properties	233	—	233	n/a

Total property operating expenses	20,129	13,291	6,838	51.4%

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Revenue-retail properties: Retail property revenue increased by $25.6 million, or 52.0%, to $74.8 million for the year ended December 31, 2012 compared to $49.2 million for the year ended December 31, 2011. The increase was primarily related to our acquisition of 16 retail operating properties in 2012 and 2011 (including the La Costa Town Center property that was contributed to an unconsolidated entity in September 2012), the commencement of leases at a property partially under redevelopment that was placed into service in 2011 and the commencement of a portion of the leases at our development property in 2012.

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

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $4.1 million, or 32.3%, to $16.6 million for the year ended December 31, 2012 compared to $12.5 million for the year ended December 31, 2011. The increase was primarily related to our acquisition of 16 retail operating properties in 2012 and 2011 (including the La Costa Town Center property that was contributed to an unconsolidated entity in September 2012).

Property operating expenses-office properties: Property operating expenses related to our office properties increased by $2.5 million, or 357.0%, to $3.3 million for the year ended December 31, 2012 compared to $712,000 for the year ended December 31, 2011. The increase was primarily related to our acquisition of Promenade Corporate Center in January 2012.

Property operating expenses-multi-family properties: Property operating expenses related to our multi-family properties was $233,000 for the year ended December 31, 2012 as a result of our purchase of the West Broad Village property in October 2012, which includes 339 apartment units on the upper levels of the shopping center.

Cash Flows

The following is a comparison, for the years ended December 31, 2013 and 2012 and for the years ended December 31, 2012 and 2011, of the cash flows of the Company.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Cash and cash equivalents were $3.2 million and $5.6 million at December 31, 2013 and December 31, 2012, respectively.

Net cash provided by operating activities was $52.5 million for the year ended December 31, 2013 compared to $39.9 million for the year ended December 31, 2012, an increase of $12.6 million. The increase was primarily due to cash flow generated by acquisitions and cash rent starts on new leases, partially offset by a gain on the sale of real estate assets totaling approximately $12.1 million for the year ended December 31, 2013.

Net cash used in investing activities was $163.4 million for the year ended December 31, 2013 compared to $280.1 million for the year ended December 31, 2012, a decrease of $116.7 million. The decrease in net cash used in investing activities was primarily the result of a decrease in property acquisitions of $150.8 million compared to 2012, partially offset by an increase in expenditures for the development of property and property improvements of $14.0 million. We received proceeds from the contribution of our La Costa Town Center property to an unconsolidated entity in September 2012 of $21.3 million, proceeds from the sale of equity securities in the amount of approximately $9.4 million and the collection of an outstanding mortgage loan receivable in the amount of $2.0 million in 2012.

Net cash provided by financing activities was $108.5 million for the year ended December 31, 2013 compared to $240.5 million for the year ended December 31, 2012, a decrease of $132.0 million. The decrease was primarily due to lower net proceeds from equity offerings of $173.4 million compared to 2012 and higher repayments of outstanding indebtedness in the amount of approximately $23.0 million, partially offset by an increase in proceeds from borrowings of notes payable as a direct result of our issuance of $100.0 million senior unsecured notes in November 2013.

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

The following table presents a reconciliation of FFO of Excel Trust, Inc. for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	The Company
	2013	2012	2011
Net (loss) income attributable to the common stockholders(1)	$8,548	$(8,490)	$(2,780)
Non-controlling interests in operating partnership(1)	233	(297)	(53)
Depreciation and amortization	46,839	36,021	23,705
Depreciation and amortization related to joint ventures(2)	1,054	72	(199)
Gain on acquisition of real estate and sale of land parcel	—	—	(1,479)
Gain on sale of real estate assets	(12,055)	—	(3,976)

Funds from operations	$44,619	$27,306	$15,218

(1)	Net income allocable to non-controlling interests in the Operating Partnership is included in net income (loss) attributable to unitholders of the Operating Partnership as reflected in the consolidated financial statements of Excel Trust, L.P., included elsewhere herein.
(2)	Includes a reduction for 50% of the depreciation and amortization expense associated with the proportionate share of our consolidated Dothan property not owned by us and an increase for our proportionate share of depreciation and amortization expense at our unconsolidated La Costa Town Center and Bay Hill properties.

Liquidity and Capital Resources of Excel Trust, Inc.

In this “Liquidity and Capital Resources of Excel Trust, Inc.” section, the term the “Company” refers only to Excel Trust, Inc. on an unconsolidated basis, and excludes the Operating Partnership and all other subsidiaries. For further discussion of the liquidity and capital resources of the Company on a consolidated basis, see the section entitled “Liquidity and Capital Resources of Excel Trust, L.P.” below.

Analysis of Liquidity and Capital Resources

The Company’s business is operated primarily through the Operating Partnership. The Company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the Operating Partnership. The Company itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the Operating Partnership. The Company’s principal funding requirement is the payment of dividends on its common and preferred shares. The Company’s principal source of funding for its dividend payments is distributions it receives from the Operating Partnership.

As of December 31, 2013, the Company owned an approximate 97.9% partnership interest in the Operating Partnership. The remaining 2.1% partnership interests are owned by non-affiliated investors and certain of the Company’s directors and executive officers. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

The liquidity of the Company is dependent on the Operating Partnership’s ability to make sufficient distributions to the Company. The primary cash requirement of the Company is its payment of dividends to its stockholders. The Company also guarantees some of the Operating Partnership’s debt, as discussed further in Note 8 of the consolidated financial statements contained elsewhere herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger the Company’s guarantee obligations, then the Company will be required to fulfill its cash payment commitments under such guarantees. However, the Company’s only significant asset is its investment in the Operating Partnership.

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its stockholders for at least the next twelve months. However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.

Our short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to the Company’s stockholders and operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions,

•	construction of the non-operating portion of some of our properties, and

•	properties under contract or acquired after December 31, 2013.

We have entered into equity distribution agreements, or the Equity Distribution Agreements, with four sales agents, under which the Company can issue and sell shares of its common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements were initially entered into in March 2012 and were subsequently amended and restated in May 2013, permitting additional sales with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 under the Securities Act. During the year ended December 31, 2013, the Company issued 3,211,928 shares of its common stock pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $40.7 million at an average stock issuance price of $13.05 per share. The net proceeds of $40.7 million were contributed to the Operating Partnership in exchange for 3,211,928 OP units.

Future Uses of Cash

The Company may from time to time seek to repurchase or redeem the Operating Partnership’s outstanding debt, the Company’s shares of common stock or preferred stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

As circumstances warrant, the Company may issue equity from time to time, dependent upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for preferred or partnership units of the Operating Partnership. The Operating Partnership may use the proceeds to repay debt, including borrowings under its unsecured credit facility, to acquire properties or for general corporate purposes.

We are also subject to the commitments discussed below under “Dividends and Distributions.”

Dividends and Distributions

For the Company to maintain its qualification as a REIT, it must pay dividends to its stockholders aggregating annually at least 90% of its ordinary taxable income (excluding any net capital gain). While historically the Company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company’s own stock. As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. The Company may need to continue to raise capital in the equity markets to fund the Operating Partnership’s working capital needs, acquisitions and developments.

Liquidity and Capital Resources of Excel Trust, L.P.

In this “Liquidity and Capital Resources of Excel Trust, L.P.” section, the terms “we,” “our” and “us” refer to the Operating Partnership together with its consolidated subsidiaries or the Operating Partnership and Excel Trust, Inc. together with their consolidated subsidiaries, as the context requires. Excel Trust, Inc., is our sole general partner and consolidates our results of operations for financial reporting purposes. Because we operate on a consolidated basis with Excel Trust, Inc., the section entitled “Liquidity and Capital Resources of Excel Trust, Inc.” should be read in conjunction with this section to understand our liquidity and capital resources on a consolidated basis.

Analysis of Liquidity and Capital Resources

At December 31, 2013, we had $3.2 million of cash and cash equivalents on hand.

Our short-term liquidity requirements consist primarily of funds to pay for future distributions expected to be paid to Excel Trust, L.P.’s unitholders and operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions,

•	construction of the non-operating portion of some of our properties, and

•	properties under contract or acquired after December 31, 2013.

Our long term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions, capital commitments, construction obligations and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions and developments of new properties that we pursue.

We intend to satisfy our short-term liquidity requirements primarily through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide sufficient cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance our debt service obligations or borrow from our unsecured credit facility to pay for upcoming debt maturities. We expect to incur approximately $41.9 million in construction costs relating to redevelopment or development projects on portions of existing operating properties and at our non-operating properties (Chimney Rock Phase II and Southlake Park Village) and the redevelopment of our unconsolidated La Costa Town Center property. Funds for these costs are expected to come from new mortgage financing, borrowings from our unsecured revolving credit facility and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness, long-term secured and unsecured indebtedness and the use of net proceeds from the disposition of non-strategic assets. In addition, we may, from time to time, offer and sell debt securities, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs.

As of December 31, 2013, our mortgage indebtedness consisted of the following:

Property Pledged as Collateral	Principal Balance	Contractual Interest Rate	Monthly Payment(1)	Maturity Date
Edwards Theatre	$11,520	6.74%	95	February 2014
Red Rock Commons(2)	13,970	1.69%	20	March 2014
Excel Centre	12,018	6.08%	85	May 2014
Merchant Central	4,370	5.94%	30	July 2014
Gilroy Crossing	45,836	5.01%	263	October 2014
The Promenade	47,957	4.80%	344	October 2015
5000 South Hulen	13,421	5.60%	83	April 2017
Lake Pleasant Pavilion	27,855	6.09%	143	October 2017
Rite Aid — Vestavia Hills	1,015	7.25%	21	October 2018
Living Spaces-Promenade(3)	7,075	7.88%	80	November 2019
West Broad Village(4)	39,700	3.33%	110	May 2020
Lowe’s, Shippensburg	13,157	7.20%	110	October 2031
Northside Plaza(5)	12,000	0.10%	1	November 2035

	$249,894
Plus: premium(6)	1,297

Mortgage notes payable, net	$251,191

(1)	Amount represents the monthly payment of principal and interest at December 31, 2013.
(2)	The maturity date for the Red Rock Commons construction loan may be extended for an additional one-year extension period through March 2015 at our option and upon the satisfaction of conditions precedent and the payment of an extension fee. The construction loan bears interest at the rate of LIBOR plus a margin of 145 basis points to 205 basis points, depending on our leverage ratio (variable interest rate of 1.69% at December 31, 2013).
(3)	We acquired an additional land parcel that we did not previously own at The Promenade retail property in August 2013, and in connection with such acquisition, we assumed a mortgage note with a fixed interest rate of 7.88% (see Note 3 of the consolidated financial statements contained elsewhere herein).
(4)	The loan at the West Broad Village property was refinanced in April 2013 and bears a fixed rate of 3.33% with a new maturity date of May 1, 2020. Debt payments are interest-only through May 2016.
(5)	The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.10% at December 31, 2013). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association Index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by us from our unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $105,000 at December 31, 2013 will be amortized as additional interest expense through November 2035.
(6)	Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

On October 8, 2013, we entered into an amendment of our amended and restated credit agreement, or the 2013 Amendment, which provided for, among other things, an increase in borrowings available under the Operating Partnership’s existing credit facility from $250.0 million to $300.0 million, decreased the applicable interest rate and extended the maturity date. The Operating Partnership has the ability from time to time to increase the size of the credit facility by up to an additional $200.0 million for a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is April 6, 2018 and may be extended for an additional six months at the Operating Partnership’s option.

As of December 31, 2013, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 145 to 205 basis points (which represents an interest rate decrease pursuant to the 2013 Amendment from a margin of 165 to 225 basis points), depending on the Operating Partnership’s leverage ratio. Under the 2013 Amendment, if in the future Excel Trust, Inc. obtains an investment-grade credit rating from a rating agency (as defined) and notifies the lender, the interest rate could be LIBOR plus a margin of 90 to 170 basis points, depending on Excel Trust, Inc.’s credit rating. As of December 31, 2013, the Operating Partnership was also responsible for paying a fee of 0.25% or 0.35% for any unused portion of the unsecured revolving credit facility, depending on the Operating Partnership’s utilization of the borrowing capacity (or a fee pursuant to the 2013 Amendment of 0.25% to 0.30% on the full capacity of the facility if in the future Excel Trust, Inc. obtains an investment-grade credit rating from a rating agency (as defined) and notifies the lender). Borrowings under the unsecured revolving credit facility were $179.5 million at December 31, 2013 at a weighted-average interest rate of 1.67%. In addition, the Operating Partnership issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on our consolidated balance sheets. At December 31, 2013, there was approximately $108.4 million available for borrowing under the unsecured revolving credit facility.

The Operating Partnership’s ability to borrow funds under the credit agreement, and the amount of funds available under the credit agreement at any particular time, are subject to the Operating Partnership meeting borrowing base requirements. The amount of funds the Operating Partnership can borrow is determined by the net operating income of its unencumbered assets that comprise the borrowing base (as defined in the credit agreement, as amended). We are also subject to financial covenants relating to maximum leverage ratios on unsecured, secured and overall debt, minimum fixed coverage ratios, minimum amount of net worth, dividend payment restrictions and certain investment limitations.

The following is a summary of key financial covenants and their covenant levels as of December 31, 2013:

	Required	Actual
Key financial covenants(1):
Ratio of total liabilities to total asset value (maximum)	60.0%	46.3%
Ratio of adjusted EBITDA to fixed charges (minimum)	1.50	2.06
Ratio of secured indebtedness to total asset value (maximum)	40.0%	22.5%

(1)	For a complete listing of all debt covenants related to our consolidated indebtedness as well as definitions of the terms related to such covenants, please refer to our applicable filings with the SEC.

As of December 31, 2013, we believe that we were in compliance with all of the covenants under our credit agreement, as amended.

On November 12, 2013, the Operating Partnership issued $100.0 million in senior unsecured notes, or the Notes, to various entities associated with Prudential Capital Group. Of the Notes, $75.0 million in principal amount of have been designated Series A Notes and will mature in November 2020, with a fixed interest rate of 4.40%, and $25.0 million have been designated Series B Notes and will mature in November 2023, with a fixed interest rate of 5.19%. Interest on the Notes is payable quarterly, beginning on February 12, 2014. The Operating Partnership used the net proceeds from the issuance of the Notes to repay borrowings under our unsecured revolving credit facility and for other general corporate and working capital purposes.

On October 9, 2013, we entered into an amendment to our Red Rock Commons construction loan, which decreased the applicable interest rate to LIBOR plus a margin of 145 to 205 basis points. If in the future Excel Trust, Inc. obtains an investment-grade credit rating from a rating agency (as defined) and notifies the lender, the interest rate could be LIBOR plus a margin of 90 to 170 basis points, depending on Excel Trust, Inc.’s credit rating (see Note 8 of the consolidated financial statements contained elsewhere herein).

In connection with the Equity Distribution Agreements, we issued 3,211,928 OP units to the Parent Company in exchange for net proceeds from the issuance of the Parent Company’s common stock of approximately $40.7 million, which were used to repay outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes.

Future Uses of Cash

We may from time to time seek to repurchase or redeem our outstanding debt, OP units or preferred units (subject to the repurchase or redemption of an equivalent number of shares of common stock or preferred stock by Excel Trust, Inc.) or other securities, and Excel Trust, Inc. may seek to repurchase or redeem its outstanding shares of common stock or preferred stock or other securities, in each case in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

As of December 31, 2013, our ratio of debt-to-gross undepreciated asset value was approximately 41.3%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and Excel Trust, Inc.’s board of directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments, Contingencies and Contractual Obligations

The following table outlines our contractual obligations (dollars in thousands) at December 31, 2013 related to our mortgage and note indebtedness and other commitments:

	Payments by Period
	2014	2015-2016	2017-2018	Thereafter	Total
Principal payments — fixed rate debt	$77,160	$50,280	$43,627	$152,857	$323,924
Principal payments — variable rate debt(1)	13,970	—	179,500	12,000	205,470
Interest payments — fixed rate debt	14,537	21,321	15,795	20,991	72,644
Interest payments — variable rate debt(1)	3,049	6,019	3,802	182	13,052
Construction costs(2)	29,127	12,788	—	—	41,915

	$137,843	$90,408	$242,724	$186,030	$657,005

(1)	Includes redevelopment revenue bonds at our Northside Mall property, a construction loan at our Red Rock Commons property and outstanding borrowings on our unsecured revolving credit facility (our unsecured revolving credit facility had a balance of $179.5 million at December 31, 2013). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.10% at December 31, 2013). The construction loan bears interest at the rate of LIBOR plus a margin of 145 basis points to 205 basis points, depending on our leverage ratio (interest rate of 1.69% at December 31, 2013). The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 145 basis points to 205 basis points (weighted-average interest rate of 1.67% at December 31, 2013), depending on our leverage ratio. Interest payments are based on the interest rates in effect and debt balances outstanding on December 31, 2013.
(2)	Amount represents our estimate of costs expected to be incurred to complete the redevelopment of our unconsolidated La Costa Town Center property (representing our proportionate share of the estimated costs) and to complete the undeveloped portion of our Chimney Rock property and our Southlake Park Village development property.

Off-Balance Sheet Arrangements

We hold a 20% ownership interest in an unconsolidated limited liability company, La Costa LLC. In connection with the formation of La Costa LLC in September 2012, we contributed the La Costa Town Center property to the entity in exchange for proceeds of approximately $21.2 million (see Note 15 to the accompanying consolidated financial statements contained elsewhere herein for further discussion). La Costa LLC does not qualify as a variable interest entity, or VIE, and consolidation is not required as we do not control the operations of the property. The majority owner bears the majority of any losses incurred. We receive 20% of the cash flow distributions and may receive a greater portion of cash distributions in the future based upon the performance of the property and the availability of cash for distribution. In addition, we receive fees in our role as the day-to-day property manager and for any development services that we provide. We account for our interest in La Costa LLC as a profit-sharing arrangement, which is reflected in a manner that is similar to the equity method of accounting. The assets and liabilities of La Costa LLC were $25.7 million and $14.5 million, respectively, at December 31, 2013.

We hold a 50% tenant-in-common ownership interest in a company, Bay Hill Fountains, LLC, or Bay Hill LLC. In connection with our acquisition of a portfolio of properties in October 2012, we acquired a 50% undivided interest in the property held by Bay Hill LLC, or the Bay Hill property. The Bay Hill property does not qualify as a VIE and consolidation is not required as we do not control the operations of the property. We receive 50% of the cash flow distributions and recognize 50% of the results of operations. In addition, we receive fees in our role as the day-to-day property manager. We account for our interest in the Bay Hill property under the equity method of accounting. The assets and liabilities of the Bay Hill property were $39.9 million and $33.3 million, respectively, at December 31, 2013.

Our proportionate share of outstanding indebtedness at the unconsolidated entities is the following (dollars in thousands):

Name	Ownership Interest	Principal Amount(1)	Interest Rate	Maturity Date
La Costa LLC	20%	$2,820	5.9%	October 1, 2014
Bay Hill	50%	$11,712	3.4%	April 2, 2015

(1)	Amount represents our proportionate share of a secured mortgage note, which bears interest at the rate of LIBOR plus a margin of 575 basis points (La Costa LLC) and at the rate of LIBOR plus a margin of 325 basis points (Bay Hill).

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

Distribution Policy

Excel Trust, Inc. has elected to be taxed as a REIT under the Code. To continue to qualify as a REIT, Excel Trust, Inc. must meet a number of organizational and operational requirements, including the requirement that Excel Trust, Inc. distribute currently at least 90% of its REIT taxable income (excluding any net capital gain) to its stockholders. It is our intention to comply with these requirements and maintain Excel Trust, Inc.’s REIT status. As a REIT, Excel Trust, Inc. generally will not be subject to corporate United States federal, state or local income taxes on income it distributes currently (in accordance with the Code and applicable regulations) to its stockholders. If Excel Trust, Inc. fails to qualify as a REIT in any taxable year, it will be subject to United States federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if Excel Trust, Inc. qualifies for United States federal taxation as a REIT, we may be subject to certain state and local taxes on our income properties and operations and to United States federal income and excise taxes on our taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

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

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years and interim periods beginning after September 15, 2012. The adoption of ASU 2012-02 on January 1, 2013 did not have a material impact on our consolidated financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The adoption of ASU 2013-02 on January 1, 2013 did not have a material impact on our consolidated financial position or results of operations.

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

The fair value of mortgages payable at December 31, 2013, including our construction loan, was approximately $254.5 million compared to the carrying amount of $251.2 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $6.2 million at December 31, 2013. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $6.6 million at December 31, 2013.

We have entered into a $300.0 million unsecured revolving credit facility. As of December 31, 2013, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 145 basis points to 205 basis points, depending on the Operating Partnership’s leverage ratio. As of December 31, 2013, we had $191.6 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes a

$12.1 million letter of credit issued under the facility. At December 31, 2013, the outstanding balance on our unsecured revolving credit facility was $179.5 million at a weighted-average interest rate of 1.67%. The fair value of the unsecured revolving credit facility at December 31, 2013 was approximately $179.5 million. Based on outstanding borrowings of $179.5 million at December 31, 2013, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $1.8 million.

We have entered into $100.0 million aggregate principal amount of senior unsecured notes with a weighted-average fixed interest rate of 4.60%. The fair value of the senior unsecured notes at December 31, 2013 was approximately $100.0 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $6.2 million at December 31, 2013. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $6.7 million at December 31, 2013.

We have entered into an $18.0 million construction loan agreement in connection with construction activities at one of our development properties. As of December 31, 2013, the construction loan bore interest at the rate of LIBOR plus a margin of 145 basis points to 205 basis points, depending on the Operating Partnership’s leverage ratio. At December 31, 2013, the outstanding balance on our construction loan was $14.0 million at an interest rate of 1.69%. Based on outstanding borrowings of $14.0 million at December 31, 2013, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $140,000.

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

AND

FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Excel Trust, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of Excel Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedules listed in the Index to the Financial Statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Excel Trust, Inc.

San Diego, California

We have audited the internal control over financial reporting of Excel Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of the General Partner

San Diego, California

We have audited the accompanying consolidated balance sheets of Excel Trust, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedules listed in the Index to the Financial Statements. These financial statements and financial statement schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2013 and 2012, and the results of its operations and its cash flows of the Operating Partnership for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 27, 2014

EXCEL TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2013	December 31, 2012
ASSETS:

Property:
Land	$380,366	$320,289
Buildings	642,356	564,352
Site improvements	63,242	51,875
Tenant improvements	54,025	42,903
Construction in progress	7,576	1,709
Less accumulated depreciation	(61,479)	(36,765)

Property, net	1,086,086	944,363
Cash and cash equivalents	3,245	5,596
Restricted cash	8,147	5,657
Tenant receivables, net	5,117	5,376
Lease intangibles, net	78,345	85,646
Deferred rent receivable	9,226	5,983
Other assets	20,135	17,618
Investment in unconsolidated entities	8,520	9,015

Total assets(1)	$1,218,821	$1,079,254

LIABILITIES AND EQUITY:

Liabilities:
Mortgages payable, net	$251,191	$333,935
Notes payable	279,500	75,000
Accounts payable and other liabilities	21,700	25,319
Lease intangibles, net	28,114	26,455
Dividends/distributions payable	10,932	9,773

Total liabilities(2)	591,437	470,482

Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized 7.00% Series A cumulative convertible perpetual preferred stock, $50,000,000 liquidation preference ($25.00 per share) 2,000,000 shares issued and outstanding at each of December 31, 2013 and 2012	47,703	47,703
8.125% Series B cumulative redeemable preferred stock, $92,000,000 liquidation preference ($25.00 per share) 3,680,000 shares issued and outstanding at each of December 31, 2013 and 2012	88,720	88,720
Common stock, $.01 par value, 200,000,000 shares authorized; 48,381,365 and 44,905,683 shares issued and outstanding at December 31, 2013 and 2012, respectively	482	448
Additional paid-in capital	460,431	459,151
Cumulative earnings (deficit)	18,110	(1,414)

	615,446	594,608
Accumulated other comprehensive loss	—	(572)

Total stockholders’ equity	615,446	594,036
Non-controlling interests	11,938	14,736

Total equity	627,384	608,772

Total liabilities and equity	$1,218,821	$1,079,254

(1)	Excel Trust Inc.’s consolidated total assets at December 31, 2013 and 2012 include $15,470 and $15,871, respectively, of assets (primarily real estate assets) of a variable interest entity (“VIE”) that can only be used to settle the liabilities of that VIE.

(2)	The Company’s consolidated total liabilities at December 31, 2013 and 2012 include $220 and $154 of accounts payable and other liabilities, respectively, that do not have recourse to Excel Trust, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

EXCEL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues:
Rental revenue	$92,294	$69,155	$41,940
Tenant recoveries	18,875	13,835	9,805
Other income	1,373	1,431	648

Total revenues	112,542	84,421	52,393

Expenses:
Maintenance and repairs	7,328	5,557	3,613
Real estate taxes	12,756	9,693	6,139
Management fees	1,772	851	509
Other operating expenses	6,194	4,028	3,030
Changes in fair value of contingent consideration	(1,568)	(281)	(247)
General and administrative	13,871	13,796	12,759
Depreciation and amortization	46,146	34,800	21,783

Total expenses	86,499	68,444	47,586

Operating income	26,043	15,977	4,807
Interest expense	(18,944)	(15,650)	(12,258)
Interest income	204	173	297
Income (loss) from equity in unconsolidated entities	40	(320)	—
Gain on acquisition of real estate and sale of land parcel	—	—	1,479
Changes in fair value of financial instruments and gain on OP unit redemption	230	1,530	1,154

Income (loss) from continuing operations	7,573	1,710	(4,521)
Income from discontinued operations before gain on sale of real estate assets	464	135	1,044
Gain on sale of real estate assets	12,055	—	3,976

Income from discontinued operations	12,519	135	5,020

Net income	20,092	1,845	499
Net (income) loss attributable to non-controlling interests	(568)	18	(51)

Net income attributable to Excel Trust, Inc.	19,524	1,863	448
Preferred stock dividends	(10,976)	(10,353)	(3,228)

Net income (loss) attributable to the common stockholders	$8,548	$(8,490)	$(2,780)

Loss from continuing operations per share attributable to the common stockholders — basic and diluted	(0.09)	(0.27)	(0.37)
Net income (loss) per share attributable to the common stockholders — basic and diluted	$0.17	$(0.26)	$(0.15)

Weighted-average common shares outstanding — basic and diluted	46,926	34,681	22,465

Net income	$20,092	$1,845	$499
Other comprehensive income:
Change in unrealized gain on investment in equity securities	—	79	92
Gain on sale of equity securities (reclassification adjustment)	—	(171)	—
Change in unrealized loss on interest rate swaps	619	344	(576)

Comprehensive income	20,711	2,097	15
Comprehensive (income) loss attributable to non-controlling interests	(615)	5	(5)

Comprehensive income attributable to Excel Trust, Inc	$20,096	$2,102	$10

The accompanying notes are an integral part of these consolidated financial statements.

EXCEL TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative (Deficit) Earnings	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Series A	Series B	Shares	Amount
Balance at January 1, 2011	—	—	15,663,331	156	191,453	(3,725)	(373)	187,511	9,099	196,610
Net proceeds from sale of preferred stock	47,703	—	—	—	—	—	—	47,703	—	47,703
Net proceeds from sale of common stock	—	—	14,375,000	144	149,743	—	—	149,887	—	149,887
Issuance of restricted common stock awards	—	—	929,348	9	(9)	—	—	—	—	—
Repurchase of common stock	—	—	(674,866)	(7)	(6,735)	—	—	(6,742)	—	(6,742)
Forfeitures of restricted common stock awards	—	—	(3,000)	—	—	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	4,497	—	—	4,497	—	4,497
Common stock dividends ($0.605 per share)	—	—	—	—	(16,506)	—	—	(16,506)	—	(16,506)
Issuance of non-controlling interests	—	—	—	—	—	—	—	—	9,035	9,035
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,002)	(1,002)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	717	717
Net income	—	—	—	—	—	448	—	448	51	499
Preferred stock dividends	—	—	—	—	(3,228)	—	—	(3,228)	—	(3,228)
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	88	88	4	92
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	(526)	(526)	(50)	(576)
Adjustment for non-controlling interest	—	—	—	—	660	—	—	660	(660)	—

Balance at December 31, 2011	47,703	—	30,289,813	302	319,875	(3,277)	(811)	363,792	17,194	380,986
Net proceeds from sale of preferred stock	—	88,720	—	—	—	—	—	88,720	—	88,720
Net proceeds from sale of common stock	—	—	10,857,051	109	125,574	—	—	125,683	—	125,683
Issuance of restricted common stock awards	—	—	18,356	—	—	—	—	—	—	—
Redemption of OP units for common stock and cash	—	—	509,694	5	6,085	—	—	6,090	(6,756)	(666)
Issuance of common stock for acquisition	—	—	3,230,769	32	39,076	—	—	39,108	—	39,108
Noncash amortization of share-based compensation	—	—	—	—	3,223	—	—	3,223	—	3,223
Common stock dividends ($0.65 per share)	—	—	—	—	(23,916)	—	—	(23,916)	—	(23,916)
Issuance of non-controlling interests	—	—	—	—	—	—	—	—	5,082	5,082
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,192)	(1,192)
Net income	—	—	—	—	—	1,863	—	1,863	(18)	1,845
Preferred stock dividends	—	—	—	—	(10,353)	—	—	(10,353)	—	(10,353)
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	(95)	(95)	3	(92)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	334	334	10	344
Adjustment for non-controlling interest	—	—	—	—	(413)	—	—	(413)	413	—

Balance at December 31, 2012	$47,703	$88,720	44,905,683	$448	$459,151	$(1,414)	$(572)	$594,036	$14,736	$608,772

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative (Deficit) Earnings	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Series A	Series B	Shares	Amount
Net proceeds from sale of common stock	—	—	3,211,928	32	40,647	—	—	40,679	—	40,679
Issuance of restricted common stock awards	—	—	36,088	—	—	—	—	—	—	—
Redemption of OP units for common stock	—	—	227,666	2	2,818	—	—	2,820	(2,776)	44
Noncash amortization of share-based compensation	—	—	—	—	2,291	—	—	2,291	—	2,291
Common stock dividends ($0.685 per share)	—	—	—	—	(32,816)	—	—	(32,816)	—	(32,816)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,321)	(1,321)
Net income	—	—	—	—	—	19,524	—	19,524	568	20,092
Preferred stock dividends	—	—	—	—	(10,976)	—	—	(10,976)	—	(10,976)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	572	572	47	619
Adjustment for non-controlling interest	—	—	—	—	(684)	—	—	(684)	684	—

Balance at December 31, 2013	$47,703	$88,720	48,381,365	$482	$460,431	$18,110	$—	$615,446	$11,938	$627,384

The accompanying notes are an integral part of these consolidated financial statements.

EXCEL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flows from operating activities:
Net income	$20,092	$1,845	$499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,839	36,021	23,705
Gain on acquisition of real estate and sale of land parcel	—	—	(1,479)
Changes in fair value of financial instruments and gain on OP unit redemption	(230)	(1,530)	(1,154)
Gain on sale of real estate	(12,055)	—	(3,976)
Gain on sale of marketable securities	—	(171)	—
Changes in fair value of contingent consideration	(1,568)	(281)	(434)
(Income) loss from equity in unconsolidated entities	(40)	320	—
Deferred rent receivable	(3,654)	(3,148)	(1,968)
Amortization of above- (below) market leases	418	65	152
Amortization of deferred balances	1,485	1,763	1,393
Bad debt expense	1,100	690	800
Amortization of share-based compensation	2,291	3,223	4,497
Distributions from unconsolidated entities	774	—	—
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	(531)	(1,754)	(2,910)
Other assets	(1,838)	(873)	(241)
Accounts payable and other liabilities	(559)	3,722	2,102

Net cash provided by operating activities	52,524	39,892	20,986

Cash flows from investing activities:
Acquisitions of property	(140,215)	(290,987)	(88,159)
Development of property and property improvements	(23,119)	(9,101)	(28,669)
Proceeds from contribution of real estate assets to unconsolidated entity	—	21,317	—
Investments in unconsolidated entities	(414)	(7,829)	—
Return of capital from unconsolidated entity	139	—	—
Disposition of real estate assets	4,759	—	—
Receipt of master lease payments	491	—	—
Capitalized leasing costs	(2,581)	(2,048)	(1,286)
Advance for note receivable	—	(750)	—
Collection of mortgage loan receivable	—	2,000	—
Purchase of equity securities	—	(125)	(9,072)
Proceeds from sale of equity securities	—	9,368	—
Restricted cash	(2,490)	(1,977)	3,891

Net cash used in investing activities	(163,430)	(280,132)	(123,295)

Cash flows from financing activities:
Issuance of common stock	41,260	126,066	150,579
Common stock offering costs	(217)	(383)	(692)
Repurchase of common stock	—	—	(6,742)
Issuance of preferred stock	—	89,102	48,425
Preferred stock offering costs	—	(382)	(722)
OP unit redemptions	—	(1,915)	—
Payments on mortgages payable	(90,855)	(4,392)	(6,653)
Proceeds from mortgages payable	—	13,800	—
Payments on notes payable	(125,500)	(189,000)	(114,849)
Proceeds from notes payable	330,000	243,000	51,000
Payments of contingent consideration	(205)	(1,613)	—
Contributions from Company non-controlling interests	—	—	130
Distributions to non-controlling interests	(1,332)	(1,228)	(854)
Preferred stock dividends	(10,976)	(8,795)	(2,499)
Common stock dividends	(31,646)	(21,466)	(13,539)
Deferred financing costs	(1,974)	(2,250)	(2,508)

Net cash provided by financing activities	108,555	240,544	101,076

Net (decrease) increase	(2,351)	304	(1,233)
Cash and cash equivalents, beginning of period	5,596	5,292	6,525

Cash and cash equivalents, end of period	$3,245	$5,596	$5,292

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$16,047	$13,030	$10,522

Non-cash investing and financing activity:
Acquisition of real estate for common stock and operating partnership units	$—	$44,190	$9,035

Assumption of net mortgage debt in connection with property acquisitions	$8,204	$79,670	$114,546

Assets received in connection with property acquisitions	$—	$772	$693

Liabilities assumed in connection with property acquisitions	$222	$9,526	$4,578

Dispositions of real estate assets classified as a 1031 exchange (net of gain on sale of real estate of $12,055 and $4,518)	$30,700	$—	$35,790

Acquisition of real estate assets classified as a 1031 exchange	$30,700	$—	$39,300

Common stock dividends payable	$8,467	$7,297	$4,847

Preferred stock dividends payable	$2,287	$2,287	$729

OP unit distributions payable	$178	$189	$225

Conversion of note payable to contribution from non-controlling interests	$—	$—	$587

Accrued additions to operating and development properties	$2,228	$2,705	$3,385

Change in unrealized loss on interest rate swaps	$619	$344	$576

Change in unrealized gain on marketable securities	$—	$92	$92

OP unit redemptions (common stock)	$2,820	$6,090	$—

Investment in unconsolidated entities	$—	$1,506	$—

Reclassification of offering costs	$364	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EXCEL TRUST, L.P.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2013	December 31, 2012
ASSETS:

Property:
Land	$380,366	$320,289
Buildings	642,356	564,352
Site improvements	63,242	51,875
Tenant improvements	54,025	42,903
Construction in progress	7,576	1,709
Less accumulated depreciation	(61,479)	(36,765)

Property, net	1,086,086	944,363
Cash and cash equivalents	3,245	5,596
Restricted cash	8,147	5,657
Tenant receivables, net	5,117	5,376
Lease intangibles, net	78,345	85,646
Deferred rent receivable	9,226	5,983
Other assets	20,135	17,618
Investment in unconsolidated entities	8,520	9,015

Total assets(1)	$1,218,821	$1,079,254

LIABILITIES AND EQUITY:

Liabilities:
Mortgages payable, net	$251,191	$333,935
Notes payable	279,500	75,000
Accounts payable and other liabilities	21,700	25,319
Lease intangibles, net	28,114	26,455
Dividends/distributions payable	10,932	9,773

Total liabilities(2)	591,437	470,482

Commitments and contingencies
Capital:
Partners’ Capital:
Preferred operating partnership units, 50,000,000 units authorized
7.00% Series A cumulative convertible perpetual preferred units, $50,000,000 liquidation preference ($25.00 per unit) 2,000,000 units issued and outstanding at each of December 31, 2013 and 2012	47,703	47,703
8.125% Series B cumulative redeemable preferred units, $92,000,000 liquidation preference ($25.00 per unit) 3,680,000 units issued and outstanding at each of December 31, 2013 and 2012	88,720	88,720
Limited partners’ capital, 1,019,523 and 1,245,019 common operating partnership units issued and outstanding at December 31, 2013 and 2012, respectively	2,167	5,512
General partner’s capital, 48,381,365 and 44,905,683 common operating partnership units issued and outstanding at December 31, 2013 and 2012, respectively	487,133	465,612

	625,723	607,547
Accumulated other comprehensive loss	—	(620)

Total partners’ capital	625,723	606,927
Non-controlling interests	1,661	1,845

Total capital	627,384	608,772

Total liabilities and capital	$1,218,821	$1,079,254

(1)	Excel Trust L.P.’s consolidated total assets at December 31, 2013 and 2012 include $15,470 and $15,871, respectively, of assets (primarily real estate assets) of a VIE that can only be used to settle the liabilities of that VIE.
(2)	Excel Trust, L.P.’s consolidated total liabilities at December 31, 2013 and 2012 include $220 and $154 of accounts payable and other liabilities, respectively, that do not have recourse to Excel Trust, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

EXCEL TRUST, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues:
Rental revenue	$92,294	$69,155	$41,940
Tenant recoveries	18,875	13,835	9,805
Other income	1,373	1,431	648

Total revenues	112,542	84,421	52,393

Expenses:
Maintenance and repairs	7,328	5,557	3,613
Real estate taxes	12,756	9,693	6,139
Management fees	1,772	851	509
Other operating expenses	6,194	4,028	3,030
Changes in fair value of contingent consideration	(1,568)	(281)	(247)
General and administrative	13,871	13,796	12,759
Depreciation and amortization	46,146	34,800	21,783

Total expenses	86,499	68,444	47,586

Operating income	26,043	15,977	4,807
Interest expense	(18,944)	(15,650)	(12,258)
Interest income	204	173	297
Income (loss) from equity in unconsolidated entities	40	(320)	—
Gain on acquisition of real estate and sale of land parcel	—	—	1,479
Changes in fair value of financial instruments and gain on OP unit redemption	230	1,530	1,154

Income (loss) from continuing operations	7,573	1,710	(4,521)
Income from discontinued operations before gain on sale of real estate assets	464	135	1,044
Gain on sale of real estate assets	12,055	—	3,976

Income from discontinued operations	12,519	135	5,020

Net income	20,092	1,845	499
Net (income) loss attributable to non-controlling interests	(335)	(279)	(104)

Net income attributable to Excel Trust, L.P.	19,757	1,566	395
Preferred operating unit distributions	(10,976)	(10,353)	(3,228)

Net income (loss) attributable to the unitholders	$8,781	$(8,787)	$(2,833)

Loss from continuing operations per unit attributable to the unitholders — basic and diluted	(0.09)	(0.26)	(0.36)
Net income (loss) per unit attributable to the unitholders — basic and diluted	$0.17	$(0.26)	$(0.15)

Weighted-average common operating partnership units outstanding — basic and diluted	48,123	35,912	23,726

Net income	$20,092	$1,845	$499
Other comprehensive income:
Change in unrealized gain on investment in equity securities	—	79	92
Gain on sale of equity securities (reclassification adjustment)	—	(171)	—
Change in unrealized loss on interest rate swaps	620	344	(576)

Comprehensive income	20,712	2,097	15
Comprehensive income attributable to non-controlling interests	(335)	(279)	(104)

Comprehensive income (loss) attributable to Excel Trust, L.P	$20,377	$1,818	$(89)

The accompanying notes are an integral part of these consolidated financial statements.

EXCEL TRUST, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Dollars in thousands)

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital		Accumulated other Comprehensive Loss
	Series A	Series B	Common Operating Partnership Units	Amount	Common Operating Partnership Units	Amount		Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance at January 1, 2011	$—	$—	641,062	$15	15,663,331	$195,558	$(388)	$195,185	$1,425	$196,610
Net proceeds from sale of preferred operating partnership units	47,703	—	—	—	—	—	—	47,703	—	47,703
Net proceeds from sale of common operating partnership units	—	—	—	—	14,375,000	149,887	—	149,887	—	149,887
Issuance of restricted common operating partnership unit awards	—	—	(19,904)	—	929,348	—	—	—	—	—
Repurchase of common operating partnership units	—	—	—	—	(674,866)	(6,742)	—	(6,742)	—	(6,742)
Forfeiture of restricted common operating partnership unit awards	—	—	—	—	(3,000)	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	—	4,497	—	4,497	—	4,497
Common operating partnership unit distributions ($0.605 per unit)	(3,228)	—	—	(767)	—	(16,506)	—	(20,501)	(235)	(20,736)
Issuance of common operating partnership units for acquisition	—	—	764,343	9,035	—	—	—	9,035	—	9,035
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	717	717
Net income (loss)	3,228	—	—	(53)	—	(2,780)	—	395	104	499
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	92	92	—	92
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	(576)	(576)	—	(576)

Balance at December 31, 2011	$47,703	$—	1,405,405	$8,230	30,289,813	$323,914	$(872)	$378,975	$2,011	$380,986
Net proceeds from sale of preferred operating partnership units	—	88,720	—	—	—	—	—	88,720	—	88,720
Net proceeds from sale of common operating partnership units	—	—	—	—	10,857,051	125,683	—	125,683	—	125,683
Issuance of restricted common operating partnership unit awards	—	—	—	—	18,356	—	—	—	—	—
Redemption of common operating partnership units	—	—	(571,570)	(6,756)	509,694	6,090	—	(666)	—	(666)
Issuance of common operating partnership units for acquisition	—	—	411,184	5,082	3,230,769	39,108	—	44,190	—	44,190
Noncash amortization of share-based compensation	—	—	—	—	—	3,223	—	3,223	—	3,223
Common operating partnership unit distributions ($0.65 per unit)	(3,500)	(6,853)	—	(747)	—	(23,916)	—	(35,016)	(445)	(35,461)
Net income (loss)	3,500	6,853	—	(297)	—	(8,490)	—	1,566	279	1,845
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	(92)	(92)	—	(92)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	344	344	—	344

Balance at December 31, 2012	$47,703	$88,720	1,225,115	$5,010	44,905,683	$465,612	$(620)	$606,927	$1,845	$608,772

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’sCapital		Accumulated other Comprehensive Loss
	Series A	Series B	Common Operating Partnership Units	Amount	Common Operating Partnership Units	Amount		Total Partners’ Capital	Non- controlling Interests	Total Capital
Net proceeds from sale of common operating partnership units	—	—	—	—	3,211,928	40,679	—	40,679	—	40,679
Issuance of restricted common operating partnership unit awards	—	—	—	—	36,088	—	—	—	—	—
Redemption of common operating partnership units	—	—	(225,496)	(2,776)	227,666	2,820	—	44	—	44
Noncash amortization of share-based compensation	—	—	—	—	—	2,291	—	2,291	—	2,291
Common operating partnership unit distributions ($0.685 per unit)	(3,500)	(7,476)	—	(803)	—	(32,816)	—	(44,595)	(519)	(45,114)
Net income (loss)	3,500	7,476	—	233	—	8,548	—	19,757	335	20,092
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	620	620	—	620

Balance at December 31, 2013	$47,703	$88,720	1,019,523	$2,166	48,381,365	$487,134	$—	$625,723	$1,661	$627,384

The accompanying notes are an integral part of these consolidated financial statements.

EXCEL TRUST, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flows from operating activities:
Net income	$20,092	$1,845	$499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,839	36,021	23,705
Gain on acquisition of real estate and sale of land parcel	—	—	(1,479)
Changes in fair value of financial instruments and gain on OP unit redemption	(230)	(1,530)	(1,154)
Gain on sale of real estate	(12,055)	—	(3,976)
Gain on sale of marketable securities	—	(171)	—
Changes in fair value of contingent consideration	(1,568)	(281)	(434)
(Income) loss from equity in unconsolidated entities	(40)	320	—
Deferred rent receivable	(3,654)	(3,148)	(1,968)
Amortization of above- (below) market leases	418	65	152
Amortization of deferred balances	1,485	1,763	1,393
Bad debt expense	1,100	690	800
Amortization of share-based compensation	2,291	3,223	4,497
Distributions from unconsolidated entities	774	—	—
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	(531)	(1,754)	(2,910)
Other assets	(1,838)	(873)	(241)
Accounts payable and other liabilities	(559)	3,722	2,102

Net cash provided by operating activities	52,524	39,892	20,986

Cash flows from investing activities:
Acquisitions of property	(140,215)	(290,987)	(88,159)
Development of property and property improvements	(23,119)	(9,101)	(28,669)
Proceeds from contribution of real estate assets to unconsolidated entity	—	21,317	—
Investments in unconsolidated entities	(414)	(7,829)	—
Return of capital from unconsolidated entity	139	—	—
Disposition of real estate assets	4,759	—	—
Receipt of master lease payments	491	—	—
Capitalized leasing costs	(2,581)	(2,048)	(1,286)
Advance for note receivable	—	(750)	—
Collection of mortgage loan receivable	—	2,000	—
Purchase of equity securities	—	(125)	(9,072)
Proceeds from sale of equity securities	—	9,368	—
Restricted cash	(2,490)	(1,977)	3,891

Net cash used in investing activities	(163,430)	(280,132)	(123,295)

Cash flows from financing activities:
Issuance of common OP units	41,043	125,683	149,887
Repurchase of common OP units	—	—	(6,742)
Issuance of preferred OP units	—	88,720	47,703
OP unit redemptions	—	(1,915)	—
Payments on mortgages payable	(90,855)	(4,392)	(6,653)
Proceeds from mortgages payable	—	13,800	—
Payments on notes payable	(125,500)	(189,000)	(114,849)
Proceeds from notes payable	330,000	243,000	51,000
Payments of contingent consideration	(205)	(1,613)	—
Contributions from Company non-controlling interests	—	—	130
Distributions to non-controlling interests	(519)	(445)	—
Preferred OP unit distributions	(10,976)	(8,795)	(2,499)
Common OP unit distributions	(32,459)	(22,249)	(14,393)
Deferred financing costs	(1,974)	(2,250)	(2,508)

Net cash provided by financing activities	108,555	240,544	101,076

Net (decrease) increase	(2,351)	304	(1,233)
Cash and cash equivalents, beginning of period	5,596	5,292	6,525

Cash and cash equivalents, end of period	$3,245	$5,596	$5,292

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$16,047	$13,030	$10,522

Non-cash investing and financing activity:
Acquisition of real estate for common OP units	$—	$44,190	$9,035

Assumption of net mortgage debt in connection with property acquisitions	$8,204	$79,670	$114,546

Assets received in connection with property acquisitions	$—	$772	$693

Liabilities assumed in connection with property acquisitions	$222	$9,526	$4,578

Dispositions of real estate assets classified as a 1031 exchange (net of gain on sale of real estate of $12,055 and $4,518)	$30,700	$—	$35,790

Acquisition of real estate assets classified as a 1031 exchange	$30,700	$—	$39,300

Common OP unit distributions payable	$8,645	$7,486	$5,072

Preferred OP unit distributions payable	$2,287	$2,287	$729

Conversion of note payable to contribution from non-controlling interests	$—	$—	$587

Accrued additions to operating and development properties	$2,228	$2,705	$3,385

Change in unrealized loss on interest rate swaps	$619	$344	$576

Change in unrealized gain on marketable securities	$—	$92	$92

OP unit redemptions (common stock)	$2,820	$6,090	$—

Investment in unconsolidated entities	$—	$1,506	$—

Reclassification of offering costs	$364	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EXCEL TRUST, INC. AND

EXCEL TRUST, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization:

Excel Trust, Inc., a Maryland corporation (the “Parent Company”), is a vertically integrated, self-administered, self-managed real estate firm with the principal objective of acquiring, financing, developing, leasing, owning and managing value oriented community and power centers, grocery anchored neighborhood centers and freestanding retail properties. It conducts substantially all of its business through its subsidiary, Excel Trust, L.P., a Delaware limited partnership (the “Operating Partnership” and together with the Parent Company referred to as the “Company”). The Company seeks investment opportunities throughout the United States, but focuses on the West Coast, East Coast and Sunbelt regions. The Company generally leases anchor space to national and regional supermarket chains, big-box retailers and select national retailers that frequently offer necessity and value oriented items and generate regular consumer traffic.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2013, owned a 97.9% interest in the Operating Partnership. The remaining 2.1% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units (“OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

2. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying consolidated financial statements of the Company include all the accounts of the Company and all entities in which the Company has a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is required to continually evaluate its VIE relationships and consolidate investments in these entities when it is determined to be the primary beneficiary of their operations. A VIE is broadly defined as an entity where either (1) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity’s economic performance or (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.

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

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities is deferred rent in the amount of $3.5 million and $4.4 million at December 31, 2013 and 2012, respectively.

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

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of cash rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income was increased by $3.7 million, $3.1 million and $2.0 million in the years ended December 31, 2013, 2012 and 2011, respectively, due to the straight-line rent adjustment. Percentage rent is recognized after tenant sales have exceeded defined thresholds (if applicable) and was $1.3 million, $720,000 and $271,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other operating expenses are recognized as revenues in the period the applicable expenses are incurred or as specified in the leases. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenue on a straight-line basis over the term of the related leases.

Total estimated minimum rents under non-cancelable operating tenant leases in effect at December 31, 2013 were as follows (in thousands):

2014	$91,187
2015	84,154
2016	74,799
2017	67,593
2018	58,616
Thereafter	245,457

$621,806

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed:

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment considers expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense, expected to result from the long-lived asset’s use and eventual disposition. The Company’s evaluation as to whether impairment may exist, including estimates of future anticipated cash flows, are highly subjective and could differ materially from actual results in future periods. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Although the Company’s strategy is to hold its properties over a long-term period, if the strategy changes or market conditions dictate that the sale of properties at an earlier date would be preferable, a property may be classified as held for sale and an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less cost to sell. There was no impairment recorded for the years ended December 31, 2013, 2012 or 2011.

Investments in Unconsolidated Entities:

The Company evaluates its investments in limited liability companies and partnerships to determine whether any such entities may be a VIE and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support provided by any parties or (2) as a group, the holders of the equity investment lack one or more of the essential characteristics of a controlling financial interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the form of ownership interest, voting interest, the size of the investment (including loans) and the rights of other investors to participate in policy making decisions, to replace or remove the manager and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE.

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

For all investments in unconsolidated entities, if a decline in the fair value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a non-cash charge to earnings. The factors that the Company considers in making these assessments include, but are not limited to, severity and duration of the unrealized loss, market prices, market conditions, the occurrence of ongoing financial difficulties, available financing, new product initiatives and new collaborative agreements.

Investments in Equity Securities:

The Company, through the Operating Partnership, may hold investments in equity securities in certain publicly-traded companies. The Company does not acquire investments for trading purposes and, as a result, all of the Company’s investments in publicly-traded companies are considered “available-for-sale” and are recorded at fair value. Changes in the fair value of investments classified as available-for-sale are recorded in other comprehensive income. The fair value of the Company’s equity securities in publicly-traded companies is determined based upon the closing trading price of the equity security as of the balance sheet date. The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income. For all investments in equity securities, if a decline in the fair value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a non-cash charge to earnings. The factors that the Company considers in making these assessments include, but are not limited to, severity and duration of the unrealized loss, market prices, market conditions, the occurrence of ongoing financial difficulties, available financing, new product initiatives and new collaborative agreements.

During the year ended December 31, 2012, the Company sold all of its investments in equity securities, comprising 370,692 shares of preferred stock (including 138,157 shares of preferred stock redeemed by the issuing company) based on a specific identification of the shares sold. The sales resulted in net proceeds of approximately $9.4 million and the recognition of a gain on sale of approximately $171,000, which is included in other income in the accompanying consolidated statements of operations for the year ended December 31, 2012.

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through December 31, 2013, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Parent Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized to general and administrative expense ratably over the requisite service period for awards that include only service vesting conditions and utilizing a graded vesting method (an accelerated vesting method in which the majority of compensation expense is recognized in earlier periods) for awards that include one or more market vesting conditions, adjusted for anticipated forfeitures.

Mortgage Loan Receivables:

Mortgage loan receivables consist of loans originated by the Company. Mortgage loan receivables are recorded at stated principal amounts net of any discount or premium or deferred loan origination costs or fees. The related discounts or premiums on mortgage loan receivables are amortized or accreted over the life of the related loan receivable. The Company defers certain loan origination and commitment fees, net of certain origination costs and amortizes them as an adjustment of the loan’s yield over the term of the related loan. The Company evaluates the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded receivable to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the value of the underlying collateral if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis.

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

Tenant receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowances are charged to bad debt expense which is included in other operating expenses on the accompanying consolidated statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At December 31, 2013 and 2012, the Company had $895,000 and $719,000, respectively, in allowances for uncollectible accounts (including straight-line deferred rent receivables) as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the years ended December 31, 2013, 2012 and 2011, $1.1 million, $690,000 and $800,000, respectively, of receivables were charged to bad debt expense.

Non-controlling Interests

Non-controlling interests on the consolidated balance sheets of the Parent Company relate to the OP units that are not owned by the Parent Company and the portion of consolidated joint ventures not owned by the Parent Company. The OP units not held by the Parent Company may be redeemed by the Parent Company at the holder’s option for cash. The Parent Company, at its option, may satisfy the redemption obligation with common stock on a one-for-one basis, which has been further evaluated to determine that permanent equity classification on the balance sheets is appropriate.

In October 2012, the Operating Partnership issued 411,184 OP units in connection with the Company’s acquisition of the West Broad Village property.

During the years ended December 31, 2013 and 2012, a total of 19,904 and 571,570 OP units, respectively, related to the 2011 Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of 22,074 and 509,694 shares of common stock, respectively, and cash payments totaling $1.9 million (during the year ended December 31, 2012). The OP units were redeemed for common stock on a one-for-one basis, with additional common stock provided as a result of the accompanying additional redemption obligation that guaranteed consideration equal to $14.00 per OP unit on the date of redemption. The remaining additional redemption obligation of $246,000 associated with the Edwards Theatres acquisition expired on March 11, 2013 and was reclassified and recognized as a gain in changes in fair value of financial instruments and gain on OP unit redemption (net of a loss of $16,000 on the OP unit redemption) on the accompanying consolidated financial statements. At December 31, 2013, 172,869 OP units related to the Edwards Theatres acquisition remained outstanding, which continue to be redeemable by the OP unitholders for cash or common stock on a one-for-one basis (the determination of redemption for cash or common stock is at the Parent Company’s option).

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

In the years ended December 31, 2013, 2012 and 2011, no tenant accounted for more than 10% of the Company’s revenues.

At December 31, 2013, the Company’s gross real estate assets in the states of California, Arizona, Virginia and Texas represented approximately 23.9%, 17.6%, 14.7% and 13.7% of the Company’s total assets, respectively. At December 31, 2012, the Company’s gross real estate assets in the states of Arizona, California and Virginia represented approximately 16.6%, 16.5% and 14.6% of the Company’s total assets, respectively. For the year ended December 31, 2013, the Company’s revenues derived from properties located in the states of California, Arizona, Texas and Virginia represented approximately 23.4%, 18.1%, 11.9% and 11.6% of the Company’s total revenues, respectively. For the year ended December 31, 2012, the Company’s revenues derived from properties located in the states of California, Arizona, Texas and Alabama represented approximately 24.7%, 22.1%, 10.5% and 10.2% of the Company’s total revenues, respectively.

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

Changes in Accumulated Other Comprehensive Loss:

The following table reflects amounts that were reclassified from accumulated other comprehensive loss and included in earnings for the years ended December 31, 2013, 2012 and 2011 for the Parent Company (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance — January 1	$(572)	$(811)	$(373)
Unrealized loss on interest rate swaps:
Unrealized losses	(19)	(305)	(1,221)
Amount reclassified and recognized in net income(1)	639	649	645
Unrealized gain on investment in equity securities:
Unrealized gain	—	79	92
Amount reclassified and recognized in net income(2)	—	(171)	—

Net change in other comprehensive income	48	(559)	(857)
Total other comprehensive (gain) loss allocable to non-controlling interests	(48)	(13)	46

Balance — December 31	$—	$(572)	$(811)

(1)	Amounts reclassified from unrealized loss on derivative instruments are included in interest expense in the consolidated statements of operations.
(2)	Amounts reclassified from unrealized gain on investments in equity securities are included in other income in the consolidated statements of operations.

The following table reflects amounts that were reclassified from accumulated other comprehensive loss and included in earnings for the years ended December 31, 2013, 2012 and 2011 for the Operating Partnership (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance — January 1	$(620)	$(872)	$(388)
Unrealized loss on interest rate swaps:
Unrealized losses	(19)	(305)	(1,221)
Amount reclassified and recognized in net income(1)	639	649	645
Unrealized gain on investment in equity securities:
Unrealized gain	—	79	92
Amount reclassified and recognized in net income(2)	—	(171)	—

Net change in other comprehensive income	—	(620)	(872)
Total other comprehensive loss allocable to non-controlling interests	—	—	—

Balance — December 31	$—	$(620)	$(872)

(1)	Amounts reclassified from unrealized loss on derivative instruments are included in interest expense in the consolidated statements of operations.
(2)	Amounts reclassified from unrealized gain on investments in equity securities are included in other income in the consolidated statements of operations.

Recent Accounting Pronouncements:

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in this update provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years and interim periods beginning after September 15, 2012. The adoption of ASU 2012-02 on January 1, 2013 did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The adoption of ASU 2013-02 on January 1, 2013 did not have a material impact on the Company’s consolidated financial position or results of operations.

3. Acquisitions

The Company completed the following acquisitions (all within the Retail property operating segment) in the year ended December 31, 2013, which were acquired for cash unless specified below (dollars in thousands):

Property	Date Acquired	Location	Debt Assumed
Tracy Pavilion	January 24, 2013	Tracy, CA	$—
Stadium Center	July 1, 2013	Manteca, CA	$—
League City Towne Center	August 1, 2013	League City, TX	$—
Living Spaces-Promenade(1)	August 27, 2013	Scottsdale, AZ	$7,268
LA Fitness	October 4, 2013	San Diego, CA	$—
Cedar Square Shopping Center	November 4, 2013	Duncanville (Dallas), TX	$—
Southlake Park Village(2)	November 18, 2013	Southlake (Dallas), TX	$—
Centennial Crossroads Plaza	November 22, 2013	Las Vegas, NV	$—

The following summary provides an allocation of purchase price for each of the 2013 acquisitions (dollars in thousands):

	Building	Land	Above-Market Leases	Below-Market Leases	In-Place Leases	Debt (Premium)/ Discount	Other	Purchase Price
Tracy Pavilion	$22,611	$6,193	$163	$(1,136)	$2,907	$—	$—	$30,738
Stadium Center	28,872	10,284	882	(2,939)	4,051	—	—	41,150
League City Towne Center	24,767	10,858	315	(1,249)	4,809	—	—	39,500
Living Spaces-Promenade(1)	1,038	14,514	—	(116)	1,500	(936)	—	16,000
LA Fitness	9,957	3,123	—	—	1,220	—	—	14,300
Cedar Square Shopping Center	2,808	1,667	38	(691)	478	—	—	4,300
Southlake Park Village(2)	—	15,989	—	—	—	—	265	16,254
Centennial Crossroads Plaza	11,484	3,868	571	(538)	1,015	—	—	16,400

Total	$101,537	$66,496	$1,969	$(6,669)	$15,980	$(936)	$265	$178,642

Remaining useful life(3)			56	117	150	76

(1)	On August 27, 2013, the Company acquired a land parcel that was previously not owned at The Promenade retail property in Scottsdale, Arizona (not considered a separate property). The land parcel contains a building, which was constructed by the tenant and is subject to a ground lease.
(2)	On November 18, 2013, the Company acquired an undeveloped land parcel comprising approximately 22.4 acres in Southlake (Dallas), Texas on which the Company intends to develop a retail shopping center with approximately 186,000 square feet of gross leasable area (“GLA”). The acquisition was accounted for as an asset acquisition, with the majority of the purchase price allocated to the value of the undeveloped land parcel and the capitalization of costs directly related to the transaction. Approximately $265,000 of the purchase price paid is held in an escrow account to be disbursed in connection with the construction of on-site infrastructure projects. In addition, subsequent to the acquisition of the property, the Company reimbursed the seller for construction costs previously incurred, which have been reflected on the accompanying consolidated balance sheets as construction in progress.
(3)	Weighted-average remaining useful life (months) for recorded intangible assets and liabilities as of the date of acquisition.

The Company completed twelve acquisitions (primarily in the Retail property operating segment) in the year ended December 31, 2012, which were acquired for cash unless specified below (in thousands):

Consolidated Property	Date Acquired	Location	Debt Assumed
Promenade Corporate Center	January 23, 2012	Scottsdale, AZ	$—
EastChase Market Center	February 17, 2012	Montgomery, AL	$—
Lake Pleasant Pavilion	May 16, 2012	Peoria, AZ	$28,250
Chimney Rock	August 30, 2012	Odessa, TX	$—
Pavilion Crossing	October 1, 2012	Brandon, FL	$—
Dellagio(1)	October 19, 2012	Orlando, FL	$—
Lake Burden Shoppes(1)	October 19, 2012	Orlando, FL	$—
Meadow Ridge Plaza(1)	October 19, 2012	Orlando, FL	$—
Shoppes of Belmere(1)	October 19, 2012	Orlando, FL	$—
West Broad Village(1)	October 19, 2012	Richmond, VA	$50,000

Unconsolidated Property	Date Acquired	Location	Debt Assumed
La Costa Town Center(2)	February 29, 2012	Carlsbad, CA	—
The Fountains at Bay Hill(1)	October 19, 2012	Orlando, FL	11,985

The following provides a summary of the recorded purchase price for each of the 2012 acquisitions (dollars in thousands).

Consolidated Property	Building	Land	Above-Market Lease	Below-Market Lease	In-Place Lease	Debt (Premium)/ Discount	Other	Purchase Price
Promenade Corporate Center(3)	$44,465	$4,477	$781	$(749)	$3,279	$—	$—	$52,253
EastChase Market Center	19,567	4,215	360	(1,296)	1,804	—	—	24,650
Lake Pleasant Pavilion	28,127	9,958	2,857	(184)	2,412	(1,420)	—	41,750
Chimney Rock(4)	14,089	7,368	—	(2,291)	2,532	—	2,106	23,804
Pavilion Crossing	9,268	3,729	153	(1,344)	1,490	—	—	13,296
Dellagio	20,106	16,780	1,277	(2,031)	3,972	—	—	40,104
Lake Burden Shoppes	4,020	3,981	—	(79)	601	—	—	8,523
Meadow Ridge Plaza	4,706	3,781	348	(246)	1,140	—	—	9,729
Shoppes of Belmere	5,122	4,701	166	(1,160)	864	—	—	9,693
West Broad Village(5)	137,697	24,543	3,051	(5,627)	9,240	—	2,398	171,302

Total	$287,167	$83,533	$8,993	$(15,007)	$27,334	$(1,420)	$4,504	$395,104

Remaining useful life(6)			76	169	105	65

UnConsolidated Property	Building	Land	Above-Market Lease	Below-Market Lease	In-Place Lease	Debt (Premium)/ Discount	Other	Purchase Price
La Costa Town Center(2)	$15,054	$8,383	$86	$(2,069)	$2,046	$—	$—	$23,500
The Fountains at Bay Hill(7)	9,029	9,905	249	(1,030)	1,653	—	—	19,806

Total	$24,083	$18,288	$335	$(3,099)	$3,699	$—	$—	$43,306

Remaining useful life(6)			34	106	55

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

Five of the shopping centers are located in Orange County, Florida and comprise a total of approximately 319,000 square feet of GLA (the shopping center in which the Company has a 50% tenant-in-common interest comprises approximately 104,000 square feet of GLA). The sixth retail shopping center is located in Richmond, Virginia and comprises approximately 386,000 square feet of retail and commercial GLA, with an additional 339 apartment units on the upper levels of the shopping center. The Company has an agreement to purchase the remaining 50% tenant-in-common interest in the Florida shopping center if certain approvals are obtained. The Company’s proportionate share of the assets purchased and liabilities and debt assumed with the acquisition of The Fountains at Bay Hill property are reflected on the accompanying consolidated balance sheets as an investment in unconsolidated entities (for more details, see Note 15).

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

(2)	This property was originally purchased as a consolidated property. However, in September 2012, the La Costa Town Center property was contributed in exchange for proceeds of approximately $21.2 million to a newly-formed entity in which the Company holds a 20% ownership interest (see Note 15). The Company accounts for its remaining equity ownership in the property in a manner similar to the equity method of accounting, which is reflected in the accompanying consolidated balance sheets as an investment in unconsolidated entities.
(3)	The purchase price of $52.3 million reflects $13.9 million in cash paid and the issuance of 3,230,769 shares of common stock with a fair value of approximately $39.1 million based on a closing price of $12.11 per share on the date of acquisition. The purchase price noted above is net of master lease agreements between the Company and the seller in the amount of $772,000 (included in other assets on the accompanying consolidated balance sheets) based on the estimated fair value of funds expected to be received from escrow in connection with the acquisition. Payments under the master lease agreements commenced upon the expiration of two existing leases in June 2012 and February 2013 (with terms through May 2013 and January 2015, respectively). In addition, the seller has agreed to reimburse the Company for any expenditures resulting from tenant improvements or leasing commissions related to the spaces to the extent that funds remain available pertaining to the master lease agreements. See Note 19 for a discussion of changes in the fair value of this asset after the initial acquisition.
(4)	The purchase price of $23.8 million noted above includes a long-term asset recognized at acquisition with a valuation of approximately $3.0 million (included in other assets) and a long-term liability with a preliminary valuation of approximately $906,000 (included in accounts payable and other liabilities). The long-term asset and the long-term liability reflect the estimated fair value of funds expected to be received pursuant to an economic development agreement executed between the previous owner of the property and the City of Odessa and the portion of such funds that is owed to a third party. As a result of the agreement, the Company is eligible to receive a refund of up to $5.1 million in municipal sales taxes generated by retail sales at the property over a period of up to 15 years. Both the long-term asset and the long-term liability will be accreted to their respective gross balances of $5.1 million and $1.0 million, respectively, over periods of 14 years and three years, respectively.

(5)	Amount indicated as other for the West Broad Village acquisition includes approximately $2.4 million of furniture, fixtures and equipment associated with 339 apartment units on the property.
(6)	Weighted-average remaining useful life (months) for recorded intangible assets and liabilities as of the date of acquisition.
(7)	Amount of assets acquired and liabilities assumed for The Fountains at Bay Hill property reflect the Company’s 50% tenant-in-common interest in the property. These balances, as well as the Company’s $12.0 million proportionate share of the outstanding indebtedness at the property, are reflected as investment in unconsolidated entities on the accompanying consolidated balance sheets.

The Company completed six acquisitions (all within the Retail property operating segment) in the year ended December 31, 2011, which were acquired for cash unless specified below (in thousands):

Property	Date Acquired	Location	Debt Assumed
Edwards Theatres	March 11, 2011	San Marcos, CA	$12,418
Rite Aid(1)	March 22, 2011	Vestavia Hills, AL	$1,452
Gilroy Crossing	April 5, 2011	Gilroy, CA	$48,009
The Promenade	July 11, 2011	Scottsdale, AZ	$52,150
Anthem Highlands	December 1, 2011	Las Vegas, NV	$—
The Crossings of Spring Hill	December 19, 2011	Spring Hill, TN	$—

The following provides a summary of the recorded purchase price for each of the 2011 acquisitions (dollars in thousands).

	Building	Land	Above-Market Lease	Below-Market Lease	In-Place Lease	Debt (Premium)/ Discount	Purchase Price
Edwards Theatres(1)	$13,600	$10,283	$—	$(405)	$3,109	$(437)	$26,150
Rite Aid(2)	1,474	550	—	—	347	—	2,371
Gilroy Crossing	39,890	22,520	620	(3,038)	8,442	—	68,434
The Promenade	47,202	51,024	4,500	(3,879)	11,178	—	110,025
Anthem Highlands	9,819	5,929	1,028	(186)	910	—	17,500
The Crossings of Spring Hill	23,196	5,103	106	(1,039)	3,634	—	31,000

Total	$135,181	$95,409	$6,254	$(8,547)	$27,620	$(437)	$255,480

Remaining useful life(3)			67	96	70	35

(1)	In addition to the cash consideration paid in connection with the acquisition, 764,343 OP units were issued with a fair value of $11.82 per unit at the time of issuance. These OP units are redeemable for cash or, at the Parent Company’s election, for shares of the Parent Company’s common stock. If the redemption took place during the period from March 2012 through March 2013 and the price of shares of the Parent Company’s common stock was less than $14.00 per share at the date of redemption, the Parent Company issued additional shares or cash for the difference (see Note 12). The Company originally recorded a liability of approximately $4.2 million within accounts payable and other liabilities on the accompanying consolidated balance sheets to reflect the estimated fair value of this redemption provision (see Note 19 for a discussion of changes in the fair value of this liability and OP unit redemptions occurring after the initial acquisition).
(2)	Rite Aid is an outparcel to Vestavia Hills City Center and not considered to be a separate property. A gain of $937,000 was recognized on the acquisition of this property, which represented the difference between the fair value at the date of closing and the price paid.
(3)	Weighted-average remaining useful life (months) for recorded intangible assets and liabilities as of the date of acquisition.

The Company recorded revenues and net income for the year ended December 31, 2013 of $7.7 million and $1.4 million, respectively, related to the 2013 acquisitions. The Company recorded revenues and net income for the year ended December 31, 2012 of $15.7 million and $1.3 million, respectively, related to the 2012 acquisitions. The Company recorded revenues and net income for the year ended December 31, 2011 of $13.1 million and $158,000 respectively, related to the 2011 acquisitions.

The following unaudited pro forma information for the years ended December 31, 2013, 2012 and 2011 has been prepared to reflect the incremental effect of the properties acquired in 2013, 2012 and 2011, as if such acquisitions had occurred on January 1, 2012, 2011 and 2010, respectively (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues	$121,038	$119,938	$101,415
Net income(1)	21,448	5,197	6,142

(1)	Pro forma results for the years ended December 31, 2013, 2012 and 2011 were adjusted to exclude non-recurring acquisition costs of approximately $241,000, $919,000 and $805,000, respectively, related to the 2013, 2012 and 2011 acquisitions. The pro forma results for the year ended December 31, 2012 were adjusted to include non-recurring costs relating to the 2013 acquisitions of $241,000. The pro forma results for the year ended December 31, 2011 were adjusted to include non-recurring costs relating to the 2012 acquisitions of $919,000. A portion of the 2012 acquisitions were funded with proceeds from the offering of 8.125% Series B Cumulative Redeemable Preferred Stock (“Series B preferred stock”) and a portion of the 2011 acquisitions were funded by proceeds from the offering of 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (“Series A preferred stock”). However, pro forma net income for the year ended December 31, 2012 is not adjusted for this funding as the assumed Series B preferred stock quarterly dividends of approximately $1.9 million are not included in the determination of net income (included only as a reduction of net income (loss) attributable to the common stockholders).

4. Lease Intangible Assets, Net:

Lease intangible assets, net, consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
In-place leases, net of accumulated amortization of $26.7 million and $20.7 million as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 78 and 82 months as of December 31, 2013 and 2012, respectively)	$47,058	$50,666

Above-market leases, net of accumulated amortization of $7.5 million and $5.2 million as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 62 and 70 months as of December 31, 2013 and 2012, respectively)	13,725	15,888

Leasing commissions, net of accumulated amortization of $7.1 million and $4.9 million as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 99 and 111 months as of December 31, 2013 and 2012, respectively)	17,562	19,092

	$78,345	$85,646

Estimated amortization of lease intangible assets as of December 31, 2013 and for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2014	$17,622
2015	12,734
2016	9,622
2017	8,385
2018	6,917
Thereafter	23,065

Total	$78,345

Amortization expense recorded on the lease intangible assets for the years ended December 31, 2013, 2012 and 2011 was $23.4 million, $19.8 million and $14.2 million, respectively. Included in these amounts are $4.6 million, $3.4 million and $2.0 million, respectively, of amortization of above-market lease intangible assets recorded against rental revenue.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Below-market leases, net of accumulated amortization of $7.9 million and $5.0 million as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 123 and 134 months as of December 31, 2013 and 2012, respectively)	$28,114	$26,455

Amortization recorded on the lease intangible liabilities for the years ended December 31, 2013, 2012 and 2011 was $4.2 million, $3.4 million and $1.9 million, respectively. These amounts were recorded as rental revenue in the Company’s consolidated statements of operations.

Estimated amortization of lease intangible liabilities as of December 31, 2013 and for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2014	$3,768
2015	3,211
2016	2,821
2017	2,689
2018	2,487
Thereafter	13,138

Total	$28,114

6. Variable Interest Entities

Consolidated Variable Interest Entities

Included within the consolidated financial statements is the 50% owned joint venture with AB Dothan, LLC, that is deemed a VIE, and for which the Company is the primary beneficiary as it has the power to direct activities that most significantly impact the economic performance of the VIE. The joint venture’s activities principally consist of owning and operating a neighborhood retail center with 171,670 square feet of GLA located in Dothan, Alabama.

As of December 31, 2013 and 2012, total carrying amount of assets was approximately $15.5 million and $15.9 million, respectively, which includes approximately $13.3 million and $13.6 million, respectively, of real estate assets at the end of each period. As of December 31, 2013 and 2012, the total carrying amount of liabilities was approximately $14.3 million.

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

8. Debt

Debt of the Parent Company

The Parent Company does not directly hold any indebtedness. All of the Company’s debt is held directly or indirectly by the Operating Partnership. However, the Parent Company has guaranteed the Operating Partnership’s mortgage loan secured by the Red Rock Commons property, the Operating Partnership’s unsecured revolving credit facility (including the letter of credit that secures the redevelopment revenue bonds at the Northside Mall property) and the Operating Partnership’s senior unsecured notes.

Debt of the Operating Partnership

Mortgages Payable

Mortgages payable held by the Operating Partnership at December 31, 2013 and 2012 consist of the following (dollars in thousands):

	Carrying Amount of Mortgage Notes
Property Pledged as Collateral	December 31, 2013	December 31, 2012	Contractual Interest Rate	Effective Interest Rate	Monthly Payment(1)	Maturity Date
Five Forks Place	$—	$4,882	—	—	$—	June 2013
Grant Creek Town Center	—	15,342	—	—	—	June 2013
Park West Place	—	55,800	—	—	—	December 2013
Edwards Theatres	11,520	11,859	6.74%	5.50%	95	February 2014
Red Rock Commons(2)	13,970	13,800	1.69%	1.69%	20	March 2014
Excel Centre	12,018	12,284	6.08%	6.08%	85	May 2014
Merchant Central	4,370	4,468	5.94%	6.75%	30	July 2014
Gilroy Crossing	45,836	46,646	5.01%	5.01%	263	October 2014
The Promenade	47,957	49,703	4.80%	4.80%	344	October 2015
5000 South Hulen	13,421	13,655	5.60%	6.90%	83	April 2017
Lake Pleasant Pavilion	27,855	28,176	6.09%	5.00%	143	October 2017
Rite Aid — Vestavia Hills	1,015	1,184	7.25%	7.25%	21	October 2018
Living Spaces-Promenade(3)	7,075	—	7.88%	4.59%	80	November 2019
West Broad Village(4)	39,700	50,000	3.33%	3.33%	110	May 2020
Lowe’s, Shippensburg	13,157	13,511	7.20%	7.20%	110	October 2031
Northside Mall(5)	12,000	12,000	0.10%	1.10%	1	November 2035

	249,894	333,310
Plus: premium(6)	1,297	625

Mortgage notes payable, net	$251,191	$333,935

(1)	Amount represents the monthly payment of principal and interest at December 31, 2013.
(2)	The maturity date for the Red Rock Commons construction loan is March 2014, but may be extended for an additional one-year period through March 2015 at the Company’s option and upon the satisfaction of conditions precedent and the payment of an extension fee. As of December 31, 2013, the construction loan bore interest at the rate of LIBOR plus a margin of 145 to 205 basis points (if in the future the Parent Company obtains an investment-grade credit rating from a rating agency (as defined) and notifies the lender, the interest rate could be LIBOR plus a margin of 90 to 170 basis points, depending on the Parent Company’s credit rating), depending on the Company’s leverage ratio (variable interest rate of 1.69% at December 31, 2013 and 2.45% at December 31, 2012).
(3)	The Company acquired an additional land parcel that it did not previously own at The Promenade retail property in August 2013 and in connection with such acquisition, the Company assumed a mortgage note with a fixed interest rate of 7.88% (see Note 3).
(4)	The loan at the West Broad Village property was refinanced in April 2013 and bears a fixed rate of 3.33% with a new maturity date of May 1, 2020. Debt payments are interest-only through May 2016.
(5)	The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.10% at December 31, 2013 and 0.14% at December 31, 2012). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association Index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $105,000 and $110,000 at December 31, 2013 and 2012, respectively, is being amortized as additional interest expense through November 2035.

(6)	Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the years ended December 31, 2013, 2012 and 2011 was $142,000, $243,000 and $411,000, respectively.

The Company’s mortgage debt maturities at December 31, 2013 for each of the next five years and thereafter are as follows (dollars in thousands):

Year Ending December 31,	Amount
2014	$91,130
2015	47,918
2016	2,362
2017	41,431
2018	2,196
Thereafter	64,857

$249,894

Notes Payable:

Unsecured Revolving Credit Facility

On October 8, 2013, we entered into an amendment of our amended and restated credit agreement (the “2013 Amendment”), which provided for, among other things, an increase in borrowings available under the Operating Partnership’s existing credit facility from $250.0 million to $300.0 million, decreased the applicable interest rate and extended the maturity date. The Operating Partnership has the ability from time to time to increase the size of the unsecured revolving credit facility by up to an additional $200.0 million for a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is April 6, 2018 and may be extended for an additional six months at the Operating Partnership’s option. The Operating Partnership, among other things, is subject to covenants requiring the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt and (2) minimum fixed coverage ratios. At December 31, 2013, the Operating Partnership believes that it was in compliance with all financial covenants in the credit agreement.

As of December 31, 2013, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 145 to 205 basis points, depending on the Operating Partnership’s leverage ratio. Under the 2013 Amendment, if in the future the Parent Company obtains an investment-grade credit rating from a rating agency (as defined) and notifies the lender, the interest rate could be LIBOR plus a margin of 90 to 170 basis points, depending on the Parent Company’s credit rating. As of December 31, 2013, the Operating Partnership was also responsible for paying a fee of 0.25% or 0.35% for any unused portion of the unsecured revolving credit facility, depending on the amount of the unused portion (or a fee of 0.25% or 0.30% pursuant to the 2013 Amendment on the full capacity of the facility in the future if the Parent Company obtains an investment-grade credit rating from a rating agency (as defined) and notifies the lender). Borrowings from the unsecured revolving credit facility were $179.5 million and $75.0 million with a weighted-average interest rate of 1.67% and 1.87% at December 31, 2013 and 2012, respectively. The Operating Partnership issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on the Company’s consolidated balance sheets. At December 31, 2013, there was approximately $108.4 million available for borrowing under the unsecured revolving credit facility.

Unsecured Senior Notes due 2020 and 2023, net

On November 12, 2013, the Operating Partnership issued $100.0 million aggregate principal amount of senior unsecured notes to various entities associated with the Prudential Capital Group. Of the senior unsecured notes, $75.0 million are designated Series A Notes and will mature in November 2020, with a fixed interest rate of 4.40%, and $25.0 million are designated Series B Notes and will mature in November 2023, with a fixed interest rate of 5.19% (the Series A Notes and the Series B Notes are referred to collectively as the “Notes”). The terms of the Notes are governed by a Note Purchase Agreement, dated November 12, 2013 (the “Purchase Agreement”), among the Operating Partnership, as issuer, the Parent Company and the purchasers named therein. Interest on the Notes is payable quarterly, beginning on February 12, 2014. The Operating Partnership may prepay all or a portion of the Notes upon notice to the holders for 100% of the principal amount so prepaid plus a make-whole premium as set forth in the Purchase Agreement. Proceeds from the issuance of the Notes were used to repay outstanding indebtedness under our unsecured revolving credit facility and for other general corporate and working capital purposes.

The Notes are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. However, the Notes are effectively subordinated to the Operating Partnership’s existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Operating Partnership’s subsidiaries, including guarantees provided by the Operating Partnership’s subsidiaries under the Company’s unsecured line of credit.

The Purchase Agreement contains various restrictive covenants, including limitations on the Operating Partnership’s ability to incur additional indebtedness and requirements to maintain a pool of unencumbered assets. The Operating Partnership’s obligations under the Notes are fully and unconditionally guaranteed by the Parent Company and certain of its subsidiaries. Certain events would be considered events of default and could result in the acceleration of the maturity of the Notes.

9. Earnings Per Share of the Parent Company

Basic earnings (loss) per share of the Parent Company is computed by dividing income (loss) applicable to common stockholders by the weighted average shares outstanding, as adjusted for the effect of participating securities. The Parent Company’s unvested restricted share awards are participating securities as they contain non-forfeitable rights to dividends. The impact of unvested restricted share awards on earnings (loss) per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends and the unvested restricted shares’ participation rights in undistributed earnings (losses).

The calculation of diluted earnings per share for the year ended December 31, 2013 does not include 669,587 shares of unvested restricted common stock or 1,197,553 OP units, as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. The calculation of diluted earnings per share for the year ended December 31, 2012 does not include 701,396 shares of unvested restricted common stock, 72,944 shares of contingently issuable common stock related to the 2011 Edwards Theatres property acquisition (Note 3), or 1,231,496 OP units, as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. The calculation of diluted earnings per share for the year ended December 31, 2011 does not include 1,018,220 shares of unvested restricted common stock, 206,121 shares of contingently issuable common stock related to the 2011 Edwards Theatres property acquisition (Note 3), or 1,260,913 OP units, as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. In addition, 3,347,661 shares of common stock for the year ended December 31, 2013, and 3,333,400 shares of common stock for each of the years ended December 31, 2012 and

2011, which were issuable upon settlement of the conversion feature of the Series A preferred stock, were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method.

Computations of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands, except share data):

	Year Ended December 31,
	2013	2012	2011
Basic earnings per share:
Income (loss) from continuing operations	$7,573	$1,710	$(4,521)
Preferred dividends	(10,976)	(10,353)	(3,228)
Allocation to participating securities	(419)	(456)	(628)
Income from continuing operations attributable to non-controlling interests	(531)	(340)	(16)

Loss from continuing operations applicable to the common stockholders	$(4,353)	$(9,439)	$(8,393)

Net income (loss) attributable to the common stockholders	$8,548	$(8,490)	$(2,780)
Allocation to participating securities	(419)	(456)	(628)

Net income (loss) applicable to the common stockholders	$8,129	$(8,946)	$(3,408)

Weighted-average common shares outstanding:
Basic and diluted	46,925,760	34,680,877	22,464,703

Basic and diluted earnings per share:
Loss from continuing operations per share attributable to the common stockholders	$(0.09)	$(0.27)	$(0.37)
Income from discontinued operations per share attributable to the common stockholders	0.26	0.01	0.22

Net income (loss) per share attributable to the common stockholders	$0.17	$(0.26)	$(0.15)

10. Earnings Per Unit of the Operating Partnership

Basic earnings (loss) per unit of the Operating Partnership is computed by dividing income (loss) applicable to unitholders by the weighted average OP units outstanding, as adjusted for the effect of participating securities. The Operating Partnership’s unvested restricted OP unit awards are participating securities as they contain non-forfeitable rights to dividends. The impact of unvested restricted OP unit awards on earnings (loss) per unit has been calculated using the two-class method whereby earnings are allocated to the unvested restricted OP unit awards based on distributions and the unvested restricted OP units’ participation rights in undistributed earnings (losses).

The calculation of diluted earnings per unit for the year ended December 31, 2013 does not include 669,587 unvested restricted OP units, as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the unitholders. The calculation of diluted earnings per unit for the year ended December 31, 2012 does not include 701,396 unvested restricted OP units or 72,944 units of contingently issuable OP units related to the 2011 Edwards Theatres property acquisition (see Note 3) as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the unitholders. The calculation of diluted earnings per unit for the year ended December 31, 2011 does not include 1,018,220 unvested restricted OP units or 206,121 contingently issuable OP units related to the 2011 Edwards Theatres property acquisition (see Note 3) as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the unitholders. In addition, 3,347,661 OP units for the year ended December 31, 2013, and 3,333,400 OP units for each of the years ended December 31, 2012 and 2011, which were issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Units (“Series A preferred units”), were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method.

Computations of basic and diluted earnings per unit for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands, except unit data):

	Year Ended December 31,
	2013	2012	2011
Basic earnings per unit:
Income (loss) from continuing operations	$7,573	$1,710	$(4,521)
Preferred distributions	(10,976)	(10,353)	(3,228)
Allocation to participating securities	(419)	(456)	(628)
Income from continuing operations attributable to non-controlling interests	(335)	(279)	(104)

Loss from continuing operations applicable to the unitholders	$(4,157)	$(9,378)	$(8,481)

Net income (loss) attributable to the unitholders	$8,781	$(8,787)	$(2,833)
Allocation to participating securities	(419)	(456)	(628)

Net income (loss) applicable to the unitholders	$8,362	$(9,243)	$(3,461)

Weighted-average common OP units outstanding:
Basic and diluted	48,123,312	35,912,370	23,725,616

Basic and diluted earnings per unit:
Loss from continuing operations per unit attributable to the unitholders	$(0.09)	$(0.26)	$(0.36)
Income from discontinued operations per unit attributable to the unitholders	0.26	—	0.21

Net income (loss) per unit attributable to the unitholders	$0.17	$(0.26)	$(0.15)

11. Derivatives and Hedging Activities

In December 2010, the Company executed two pay-fixed interest rate swaps with a notional value of $55.8 million (weighted average interest rate of 1.41%) to hedge the variable cash flows associated with one of the Company’s mortgage payables. As a result of the interest rate swaps, the Company either (1) received the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate was less than LIBOR or (2) paid such difference if the Strike Rate was greater than LIBOR. No initial investment was made to enter into either of the interest rate swap agreements. The two interest rate swaps were settled during the three months ended December 31, 2013 in connection with the repayment of the underlying mortgage note at the Park West Place property. The Company had no derivative financial instruments prior to the execution of the two swaps.

During the years ended December 31, 2013, 2012 and 2011, the Company did not record any amounts in earnings attributable to hedge ineffectiveness.

As of December 31, 2013 and 2012, the Company had the following outstanding interest rate swaps and other derivatives instruments (in thousands):

	Fair Value(1)		Current Notional Amount	Strike Rate	Expiration Date
Type of Derivative Instrument	December 31, 2013	December 31, 2012
Interest rate swaps(2)	$—	$620	$55,800	1.34% to 1.48%	December 2013
Other derivative instrument(3)	—	274			March 2013

Total derivative instruments	$—	$894

(1)	Fair value of derivative instruments did not include any related accrued interest payable to the counterparty.
(2)	The interest rate swaps were classified within accounts payable and other liabilities on the accompanying consolidated balance sheets.
(3)	The Company’s purchase agreement executed in connection with the acquisition of the Edwards Theatres property in March 2011 contained a provision determined to be an embedded derivative instrument. The embedded derivative provided a guaranteed fair value for the OP units provided to the sellers of the property if redeemed for shares of the Parent Company’s common stock or cash, at the Parent Company’s election, prior to its expiration in March 2013. The fair value of the embedded derivative at each period was calculated through the use of a Monte Carlo valuation model based on the historical volatility and closing price of the Parent Company’s common stock and a risk-free interest rate (see Note 19 for discussion of changes in the fair value of this derivative). The embedded derivative was classified within accounts payable and other liabilities in the accompanying consolidated balance sheets.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Amount of unrealized gain (loss) recognized in OCI (effective portion):
Interest rate swaps	$(19)	$(305)	$(1,221)
Other derivatives	—	—	—

Total	$(19)	$(305)	$(1,221)

Amount of loss reclassified from accumulated OCI into income (effective portion):
Interest rate swaps (interest expense)	$(639)	$(649)	$(645)
Other derivatives	—	—	—

Total	$(639)	$(649)	$(645)

Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Interest rate swaps (other income/expense)	$—	$—	$—
Other derivatives (changes in fair value of financial instruments and gain on OP unit redemption)	230	1,530	1,154

Total	$230	$1,530	$1,154

12. Equity of the Parent Company

The Parent Company has issued restricted stock awards to senior executives, directors and employees totaling 1,136,130 shares of common stock (net of forfeitures of 23,000 shares), which are included in the total shares of common stock outstanding as of December 31, 2013.

As of December 31, 2013, the Parent Company had outstanding 2,000,000 shares of Series A preferred stock, with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series A preferred stock when, as and if declared by the Parent Company’s board of directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series A preferred stock is $1.75, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is convertible, at the holders’ option, at any time and from time to time, into common stock of the Parent Company. The initial conversion rate of the Series A preferred stock was 1.6667 shares of common stock per share of Series A preferred stock. Effective July 31, 2013, the conversion rate was adjusted to 1.6836 shares of common stock per share of Series A preferred stock as a result of the aggregate dividends that the Parent Company declared and paid on its common stock, beginning with the quarter ended September 30, 2011 and through the quarter ended September 30, 2013, being in excess of the reference dividend of $0.15 per share. The conversion rate will continue to be subject to customary adjustments in certain circumstances. On or after April 1, 2014, the Parent Company may, at its option, convert some or all of the Series A preferred stock if the closing price of the common stock equals or exceeds 140% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the notice of exercise of conversion is sent and the Parent Company has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the Series A preferred stock.

As of December 31, 2013, the Parent Company had outstanding 3,680,000 shares of Series B preferred stock, with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series B preferred stock, when, as and if declared by the Parent Company’s board of directors, at a rate of 8.125% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series B preferred stock is $2.03125, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series B preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. At any time on and after January 31, 2017, the Parent Company may, at its option, redeem the Series B preferred stock, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. In addition, upon the occurrence of a change of control, the Parent Company or a successor may, at its option, redeem the Series B preferred stock, in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.

The Parent Company’s board of directors has authorized a stock repurchase program under which the Parent Company may acquire up to $50.0 million of its common stock and preferred stock in open market and negotiated purchases with no expiration date (the repurchase program was increased from $30.0 million to $50.0 million on February 11, 2014). No stock was reacquired during the year ended December 31, 2013, and as of December 31, 2013, approximately $43.3 million remained available under the stock repurchase program to acquire outstanding shares of the Parent Company’s common stock and preferred stock.

The Parent Company and the Operating Partnership have entered into equity distribution agreements (the “Equity Distribution Agreements”) with four sales agents, under which the Parent Company can issue and sell shares of its common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements were initially entered into in March 2012 and subsequently amended and restated in

May 2013, permitting additional sales with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. During the year ended December 31, 2013, the Parent Company issued 3,211,928 shares pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $40.7 million at an average stock issuance price of $13.05 per share. The net proceeds of $40.7 million were contributed to the Operating Partnership in exchange for 3,211,928 OP units.

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

On December 31, 2013, the Parent Company accrued for a dividend of $8.5 million payable to the common stockholders of record, a dividend of $2.3 million payable to the preferred stockholders of record and a distribution of $178,000 payable to the holders of OP units of record as of December 31, 2013, each of which was paid in January 2014.

2010 Equity Incentive Award Plan

The Company has established the 2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (the “2010 Plan”), pursuant to which the Parent Company’s board of directors or a committee of its independent directors may make grants of stock options, restricted stock, stock appreciation rights and other stock-based awards to its non-employee directors, employees and consultants (an equivalent amount of common OP units are issued to the Parent Company for each such grant with similar terms and conditions). The maximum number of shares of the Parent Company’s common stock that may be issued pursuant to the 2010 Plan is 1,350,000 (of which 236,870 shares of common stock remain available for issuance as of December 31, 2013). A total of 465,864 restricted shares related to performance-based stock awards granted during fiscal year 2011 were subject to market vesting conditions and expired unvested on December 31, 2013. The corresponding shares of common stock were subsequently cancelled and returned to the pool of common stock available for issuance by the Parent Company as of January 1, 2014.

The following shares of restricted common stock were issued during the year ended December 31, 2013:

Grant Date	Price at Grant Date	Number	Vesting Period (yrs.)
March 6, 2013(1)	$13.43	41,500	4
May 7, 2013(2)	$15.11	10,588	1
June 7, 2013(1)	$13.36	1,000	4
December 7, 2013(1)	$12.05	3,000	4

(1)	Shares issued to certain of the Company’s employees. These shares vest over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in equal quarterly installments thereafter.
(2)	Shares issued to members of the Company’s board of directors. These shares vest in equal quarterly installments.

Shares of the Parent Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Parent Company’s restricted common stock have full voting rights and rights to dividends upon grant. The Company recognized compensation expense during the years ended December 31, 2013, 2012 and 2011 of $2.3 million, $3.2 million and $4.5 million, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures for all periods presented. Stock compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

As of December 31, 2013 and 2012, there was approximately $1.6 million and $3.4 million, respectively; of total unrecognized compensation expense related to the non-vested shares of the Parent Company’s restricted common stock. As of December 31, 2013 and 2012, this expense was expected to be recognized over a weighted-average remaining period of 1.1 and 2.0 years, respectively.

	Number of Nonvested Shares of Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — January 1, 2013	701,396	$10.02
Grants	56,088	$13.67
Forfeitures	(20,000)	$13.43
Vested	(125,801)	$12.51

Balance — December 31, 2013(1)	611,683	$9.73

(1)	Includes 465,864 restricted shares that related to performance-based stock awards granted during fiscal year 2011, which were subject to market vesting conditions and expired unvested on December 31, 2013.

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount of their eligible compensation as determined by the Internal Revenue Service. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to 3.0% of eligible compensation and 50% of employee deferrals for the next 2.0% of eligible compensation, is fully vested and funded as of December 31, 2013. Costs related to the matching portion of the plan for the years ended December 31, 2013, 2012 and 2011were approximately $150,000, $119,000 and $90,000, respectively.

13. Equity of the Operating Partnership

As of December 31, 2013, the Operating Partnership had outstanding 49,400,888 OP units. The Parent Company owned 97.9% of the partnership interests in the Operating Partnership at December 31, 2013, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

In addition, as of December 31, 2013, the Operating Partnership had outstanding 2,000,000 Series A preferred units and 3,680,000 8.125% Series B Cumulative Redeemable Preferred Units (collectively referred to as the “Preferred Units”). The Preferred Units were issued to the Parent Company in exchange for the net proceeds from the issuance of preferred stock of the Parent Company and contain the same terms and conditions as the preferred stock instruments (including among other things, distribution rates and exchange or redemption provisions).

In connection with the Equity Distribution Agreements, during the year ended December 31, 2013 the Operating Partnership issued 3,211,928 OP units to the Parent Company in exchange for net proceeds of approximately $40.7 million, which were used to repay outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes.

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

The following table shows the vested partnership interests in the Operating Partnership as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	47,769,682	97.9%	44,204,287	97.3%
Non-controlling interests consisting of:
OP units held by employees and third parties	1,019,523	2.1%	1,245,019	2.7%

Total	48,789,205	100.0%	45,449,306	100.0%

14. Discontinued Operations

On July 19, 2013, the Company completed the disposition of the Walgreens property, located in North Corbin, Kentucky, for a sales price of approximately $4.5 million, excluding closing costs. On September 13, 2013, the Company completed the disposition of the Grant Creek Town Center property, located in Missoula, Montana, for a sales price of approximately $32.3 million, excluding closing costs. The Grant Creek Town Center property sale was classified as an exchange pursuant to section 1031 of the Code; therefore, the funds were restricted as to their usage and were reflected as restricted cash on the consolidated balance sheets at September 30, 2013. The Company subsequently utilized the funds to provide the purchase price for the acquisition of the LA Fitness and Centennial Crossroads Plaza properties during the three months ended December 31, 2013 — see Note 3.

All properties sold were part of the retail properties segment – see Note 20. The following table provides information regarding the disposition of the properties:

	(in thousands)
Property	Sales Price	Gain on Sale	Date of Sale	Acquisition Date
Walgreens — North Corbin	$4,514	$1,129	7/19/2013	5/24/2010
Grant Creek Town Center	$32,343	$10,926	9/13/2013	8/27/2010

The results of operations for these properties are reported as discontinued operations for all periods presented in the accompanying consolidated statements of operations. The following table summarizes the revenue and expense components that comprise income from discontinued operations (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Total revenues	$1,805	$2,723	$4,293
Total expenses	1,341	2,588	3,249

Income before non-controlling interests and gain on sale of real estate assets	464	135	1,044
Gain on sale of real estate assets	12,055	—	3,976
Non-controlling interest in discontinued operations(1)	(37)	358	(35)

Income from discontinued operations available to the common stockholders	$12,482	$493	$4,985

(1)	Amounts represent the portion of non-controlling interest related to OP units not held by the Parent Company that would be attributable to discontinued operations (no amounts would be allocable with respect to the consolidated financial statements of the Operating Partnership).

15. Investment in Unconsolidated Entities

On September 7, 2012, the Company contributed the La Costa Town Center property to a limited liability company (“La Costa LLC”) with GEM Realty Capital, Inc. (“GEM”). As a result of the contribution, the Company and GEM hold 20% and 80% ownership interests, respectively. The Company received approximately $21.2 million in exchange for the 80% ownership interest acquired by GEM. The Company’s remaining interest is reflected in the accompanying balance sheets at the Company’s historical cost basis as an investment in a profit-sharing arrangement. The contribution was not considered a sale of real estate due to terms in the La Costa LLC formation documents that could require the Company’s continuing participation in the future under certain circumstances. La Costa LLC does not qualify as a VIE and consolidation is not required as the Company does not control the operations of the property and the majority owner bears the majority of any losses incurred. The Company receives 20% of the cash flow distributions and may receive a greater portion of cash distributions in the future based upon the performance of the property and the availability of cash for distribution. In addition, the Company receives fees in its role as the day-to-day property manager and for any development services that it provides. The Company’s interest in the income or losses of the underlying venture is reflected in a manner similar to the equity method of accounting.

On October 19, 2012, the Company acquired a 50% tenant-in-common ownership interest in a property (The Fountains at Bay Hill, or “Bay Hill”) for a purchase price of approximately $19.8 million as a part of a larger acquisition. The remaining 50% undivided interest in the Bay Hill property is held by MDC Fountains, LLC (“MDC”). The Bay Hill property does not qualify as a VIE and consolidation is not required as the Company does not control the operations of the property. The Company receives 50% of the cash flow distributions and recognizes 50% of the results of operations. In addition, the Company receives fees in its role as the day-to-day property manager. The Company’s 50% ownership interest is reflected in the accompanying balance sheets as an investment in unconsolidated entities and the Company’s interest in the income or losses of the property is recorded based on the equity method of accounting.

General information on the La Costa LLC and Bay Hill properties as of December 31, 2013 was as follows:

Unconsolidated Investment	Partner	Ownership Interest	Formation/ Acquisition Date	Property
La Costa LLC(1)	GEM	20%	September 7, 2012	La Costa Town Center
Bay Hill(2)	MDC	50%	October 19, 2012	The Fountains at Bay Hill

(1)	At December 31, 2013, La Costa LLC had real estate assets of $23.4 million, total assets of $25.7 million, mortgages payable of $14.1 million and total liabilities of $14.5 million. At December 31, 2012, La Costa LLC had real estate assets of $23.4 million, total assets of $26.3 million, mortgages payable of $14.1 million and total liabilities of $16.0 million. Total revenues were $3.0 million, total expenses were $4.0 million (including interest expense) and net loss was $1.0 million for the year ended December 31, 2013. Total revenues were $824,000, total expenses were $2.1 million (including interest expense) and net loss was $1.3 million for the year ended December 31, 2012 (representing only a partial year of operating activity after the contribution of the property on September 7, 2012) . The mortgage note was assumed with the contribution of the property and bears interest at the rate of LIBOR plus a margin of 575 basis points (5.9% at December 31, 2013 and 6.0% at December 31, 2012). The mortgage note has a maturity date of October 1, 2014, which may be extended for three additional one-year periods at La Costa LLC’s election and upon the satisfaction of certain conditions (including the payment of an extension fee upon the exercise of the second and third renewal options, execution of an interest rate cap and the establishment of certain reserve accounts). La Costa LLC has also entered into an interest rate cap related to the mortgage note, which limits LIBOR to a maximum of 3.0% and expires on October 1, 2014.
(2)	At December 31, 2013 and 2012, there were $23.4 million and $23.9 million, respectively, in outstanding borrowings on the mortgage note assumed with the acquisition of the Bay Hill property. The mortgage note bears interest at the rate of LIBOR plus a margin of 325 basis points (3.4% at December 31, 2013 and 3.5% at December 31, 2012). The mortgage note has a maturity date of April 2, 2015, which may be extended for two additional one-year periods at the borrower’s election and upon the satisfaction of certain conditions.

16. Related Party Transactions

Subsequent to the Parent Company’s initial public offering, many of the employees of Excel Realty Holdings, LLC (“ERH”) became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. For the years ended December 31, 2013, 2012 and 2011, approximately $333,000, $313,000 and $261,000, respectively, was reimbursed to the Company from ERH and included in other income in the consolidated statements of operations.

17. Income Taxes

Income Taxes of the Parent Company

The Parent Company elected to be taxed as a REIT under the Code, beginning with the taxable year ended December 31, 2010. To qualify as a REIT, the Parent Company must meet a number of organizational and operational requirements, including the requirement that it distribute currently at least 90% of its REIT taxable income to its stockholders (excluding any net capital gain). It is the Parent Company’s intention to comply with these requirements and maintain the Parent Company’s REIT status. As a REIT, the Parent Company generally will not be subject to corporate federal, state or local income taxes on income it distributes currently (in accordance with the Code and applicable regulations) to its stockholders. If the Parent Company fails to qualify as a REIT in any taxable year, then it will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if the Parent Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income, properties and operations and to federal income and excise taxes on its taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder and on the taxable income of any of its taxable REIT subsidiaries.

The income tax treatment for dividends was as follows:

	December 31, 2013		December 31, 2012		December 31, 2010
	Per Share	Percentage of Total	Per Share	Percentage of Total	Per Share	Percentage of Total
Common stock:
Ordinary income	$0.3731	55.5%	$0.4260	65.8%	$0.3544	68.9%
Capital gain	0.0197	2.9%	—	—	—	—
Return of capital	0.2797	41.6%	0.2215	34.2%	0.1600	31.1%

Total	$0.6725	100.0%	$0.6475	100.0%	$0.5144	100.0%

	December 31, 2013		December 31, 2012		December 31, 2010
	Per Share	Percentage of Total	Per Share	Percentage of Total	Per Share	Percentage of Total
Series A preferred stock:
Ordinary income	$1.6624	95.0%	$1.7500	100.0%	$1.2493	100.0%
Capital gain	0.0876	5.0%	—	—	—	—
Return of capital	—	—	—	—	—	—

Total	$1.7500	100.0%	$1.7500	100.0%	$1.2493	100.0%

	December 31, 2013		December 31, 2012		December 31, 2010
	Per Share	Percentage of Total	Per Share	Percentage of Total	Per Share	Percentage of Total
Series B preferred stock:
Ordinary income	$1.9296	95.0%	$1.4388	100.0%	$—	—
Capital gain	0.1016	5.0%	—	—	—	—
Return of capital	—	—	—	—	—	—

Total	$2.0312	100.0%	$1.4388	100.0%	$—	—

The common and preferred stock dividend distributions made to holders of record as of December 31, 2013 and paid in 2014 were considered 2014 dividend distributions for federal income tax purposes.

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

18. Commitments and Contingencies

Litigation:

The Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against it which if determined unfavorably, would have a material effect on its consolidated financial position, results of operations or cash flows.

Environmental Matters:

The Company follows the policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at its properties, the Company is not currently aware of any environmental liability with respect to its properties that would have a material effect on its consolidated balance sheets, results of operations or cash flows. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that it believes would require additional disclosure or the recording of a loss contingency.

Other:

The Company’s other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In management’s opinion, these matters are not expected to have a material adverse effect on its consolidated balance sheets, results of operations or cash flows. In addition, the Company expects to incur construction costs relating to development projects on portions of existing operating properties and at its non-operating properties (Chimney Rock Phase II and Southlake Park Village) and the redevelopment of its unconsolidated La Costa Town Center property.

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

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis (dollars in thousands):

	Balance at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations(1)	$507	$—	$—	$507

	Balance at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations(1) (see Note 2)	$992	$—	$—	$992
Liabilities:
Interest rate swaps (see Note 11)	$(620)	$—	$(620)	$—
Contingent consideration related to business combinations(2)	(1,787)	—	—	(1,787)
Derivative instrument related to business combinations (see Note 11)(3)	(274)	—	—	(274)

Total	$(2,681)	$—	$(620)	$(2,061)

(1)	Amount reflects the fair value of funds expected to be received pursuant to master lease agreements executed in connection with the Promenade Corporate Center acquisition. The Company has estimated the fair value of the asset based on its expectations of the probability of leasing or releasing spaces within the term of the master lease agreements and corresponding estimates for time required to lease, lease rates and funds required for tenant improvements and lease commissions. This amount has been included in other assets in the accompanying consolidated balance sheets, with subsequent changes in the fair value of the asset recorded as a gain (loss) in earnings in the period in which the change occurs.
(2)	Additional consideration was potentially due to the prior owners of two properties purchased in 2012 contingent upon their ability to lease-up vacant space at those properties during 2013. The balance of $1.8 million at December 31, 2012 represented the Company’s best estimate of the fair value of funds expected to be paid to the former owners. The earn-out period for one of the two properties expired at June 30, 2013, resulting in a reversal of the contingent liability of approximately $1.6 million based on a short-fall in the expected leasing. In October 2013, additional consideration of approximately $205,000 was paid to the previous owner of the other property acquired in 2012 based on the lease-up of vacant space subsequent to the acquisition of the property. The Company recognized a gain of approximately $1.6 million in the year ended December 31, 2013 based on changes to the fair value of contingent consideration due to (a) a short-fall in expected leasing and (b) an increase in the actual leasing costs as compared to the initial estimates. No continent consideration related to business combinations remained outstanding as of December 31, 2013.
(3)	Amount reflects the fair value of a provision within a purchase agreement that provided a guaranteed redemption value for OP units provided to the sellers of a property acquired in March 2011 (see Note 3 for additional details). The Company estimated the fair value of the embedded derivative instrument using a Monte Carlo valuation model based on the historical volatility and closing price of the Parent Company’s common stock and a risk-free interest rate. This amount was included in accounts payable and other liabilities in the accompanying consolidated balance sheets, with changes in the fair value of the embedded derivative recorded as gain (loss) on changes in fair value of financial instruments and gain on OP unit redemption in the consolidated statements of operations.

During the period from March 2012 to March 2013, 591,474 OP units were tendered to the Company for redemption, resulting in the issuance of 531,768 shares of common stock and cash payments totaling approximately $1.9 million. The Company has recognized the acquisition of non-controlling interests based on the fair value of shares issuable in connection with the one-for-one redemption right available to all holders of OP units. The Company recognized a loss of approximately $16,000 for the year ended December 31, 2013 as a result of the deficit of the fair value of the guarantee over the fair value of the consideration required to settle. The Company recognized gains of approximately $536,000 for the year ended December 31, 2012 as a result of the excess of the fair value of the guarantee over the fair value of the consideration required to settle. In total, the Company recognized increases in additional paid-in capital and common stock, par value, of approximately $279,000 and $6.1 million for the years ended December 31, 2013 and 2012, respectively. The Company also recognized additional gains of $246,000 and $994,000 for the years ended December 31, 2013 and 2012, respectively, as a result of revaluations of the redemption obligation.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2013 (in thousands):

	Other Assets Related to Business Combinations(1)	Contingent Consideration Related to Business Combinations(2)	Derivative Instruments Related to Business Combinations(3)
Beginning balance, January 1, 2013	$992	$(1,787)	$(274)
Total gains:
Included in earnings	6	1,562	246
Purchases, issuances, or settlements	(491)	225	28

Ending balance, December 31, 2013	$507	$—	$—

(1)	The change of $485,000 for other assets related to business combinations during the year ended December 31, 2013 is comprised of payments received on the master lease assets of $491,000 and an increase in the estimated fair value of funds to be received from escrow of $6,000.
(2)	The change of $1.8 million for contingent consideration related to business combinations represents the reversal of a contingent liability related to the earn-out for one property as a result of a shortfall in expected leasing of vacant space at the property and a reduction in the contingent liability related to another property as a result of higher leasing costs than originally estimated (recognized as changes in fair value of contingent consideration in the consolidated statements of operations). Additional consideration in the amount of approximately $205,000 was paid to the former owner in October 2013.
(3)	The change of $274,000 for derivative instruments related to business combinations for the year ended December 31, 2013 is related to changes to the redemption provision for OP units issued in connection with the 2011 Edwards Theatres acquisition as a result of (a) a decrease of $246,000 due to recognition of a gain included in earnings related to changes in the fair value of the redemption obligation and (b) a decrease of $28,000 due to the redemption of corresponding OP units.

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

There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to any of the three levels of the fair value hierarchy during the years ended December 31, 2013 and 2012.

The following table provides quantitative disclosure about significant unobservable inputs related to financial assets and liabilities measured on a recurring basis (Level 3 of the fair value hierarchy) as of December 31, 2013:

	Fair Value at December 31, 2013	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Other assets related to business combinations(1)	$507	Cash flow	Tenant improvement allowance Lease commission TI construction period	$30.00/sf - $35.00/sf 6.0% 5 months

(1)	The significant unobservable inputs used in the fair value measurement of the master lease agreement asset are any estimated tenant improvement allowances, leasing commissions and the construction periods associated with projected new leasing. Significant increases (decreases) in any of these inputs in isolation would result in a significantly higher (lower) fair value measurement. Generally, a change in the assumption used for market lease rates is accompanied by a directionally similar change in the assumption used for tenant improvement allowances and/or leasing commissions.

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

The fair values of certain additional financial assets and liabilities at December 31, 2013 and 2012 (fair value measurements categorized as Level 3 of the fair value hierarchy) are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Note receivable (Other Assets)	$750	$750	$750	$750
Financial liabilities:
Mortgage notes payable	251,191	254,473	333,935	341,288
Notes payable	279,500	279,500	75,000	74,862

20. Segment Disclosure

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

The following table reconciles the Company’s segment activity to its consolidated results of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	For the Year Ended December 31,
	2013	2012	2011
Office Properties:
Total revenues	$8,610	$8,522	$3,180
Property operating expenses	(3,456)	(3,254)	(712)

Property operating income, as defined	5,154	5,268	2,468
Changes in fair value of contingent consideration	6	281	—
General and administrative costs	(28)	(102)	(1)
Depreciation and amortization	(3,725)	(3,748)	(957)
Interest expense	(772)	(790)	(803)

Income from continuing operations	635	909	707
Income from discontinued operations	—	—	—

Net income	$635	$909	$707

Multi-family Properties:
Total revenues	$5,413	$1,074	$—
Property operating expenses	(1,834)	(233)	—

Property operating income, as defined	3,579	841	—
General and administrative costs	(131)	(135)	—
Depreciation and amortization	(2,760)	(766)	—

Loss from continuing operations	688	(60)	—
Income from discontinued operations	—	—	—

Net loss	$688	$(60)	$—

Retail Properties:
Total revenues	$98,519	$74,825	$49,213
Property operating expenses	(22,760)	(16,642)	(12,579)

Property operating income, as defined	75,759	58,183	36,634
Changes in fair value of contingent consideration	1,562	—	247
General and administrative costs	(13,712)	(13,559)	(12,758)
Depreciation and amortization	(39,661)	(30,286)	(20,826)
Interest expense	(18,172)	(14,860)	(11,455)
Interest income	204	173	297
Loss from equity in unconsolidated entities	40	(320)	—
Gain on acquisition of real estate and sale of land parcel	—	—	1,479
Changes in fair value of financial instruments and gain on OP unit redemption	230	1,530	1,154

Income (loss) from continuing operations	6,250	861	(5,228)
Income from discontinued operations	12,519	135	5,020

Net income (loss)	$18,769	$996	$(208)

Total Reportable Segments:
Total revenues	$112,542	$84,421	$52,393
Property operating expenses	(28,050)	(20,129)	(13,291)

Property operating income, as defined	84,492	64,292	39,102
Changes in fair value of contingent consideration	1,568	281	247
General and administrative expenses	(13,871)	(13,796)	(12,759)
Depreciation and amortization	(46,146)	(34,800)	(21,783)
Interest expense	(18,944)	(15,650)	(12,258)
Interest income	204	173	297
Loss from equity in unconsolidated entities	40	(320)	—
Gain on acquisition of real estate and sale of land parcel	—	—	1,479
Changes in fair value of financial instruments and gain on OP unit redemption	230	1,530	1,154

(Loss) income from continuing operations	7,573	1,710	(4,521)
Income from discontinued operations	12,519	135	5,020

Net income (loss)	$20,092	$1,845	$499

	For the Year Ended December 31,
	2013	2012	2011
Reconciliation to Consolidated Net Income Attributable to the Common Stockholders:
Total net (loss) income for reportable segments	20,092	1,845	499
Net (income) loss attributable to non-controlling interests	(568)	18	(51)

Net income (loss) attributable to Excel Trust, Inc.	$19,524	$1,863	$448

Reconciliation to Consolidated Net Income Attributable to the Unitholders (Operating Partnership):
Total net (loss) income for reportable segments	20,092	1,845	499
Net (income) loss attributable to non-controlling interests	(335)	(279)	(104)

Net income (loss) attributable to Excel Trust, L.P.	$19,757	$1,566	$395

The following table shows the Company’s consolidated total assets by segment at December 31, 2013, 2012 and 2011 (in thousands).

	December 31,
	2013	2012	2011
Assets:
Office Properties:
Total assets	67,273	70,473	15,562
Multi-family Properties:
Total assets	70,732	72,627	—
Retail Properties:
Total assets	1,080,816	936,154	672,109

Total Reportable Segments and Consolidated Assets:
Total assets	$1,218,821	$1,079,254	$687,671

21. Supplemental Financial Information

The following represents the results of operations, expressed in thousands, except per share amounts for each quarter during the years ended December 31, 2013 and 2012. The sum of the quarterly financial data may vary from the annual data due to rounding (unaudited) (in thousands, except per share and per unit data):

Excel Trust, Inc.

2013	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$26,847	$27,463	$28,931	$29,805
Changes in fair value of contingent consideration	—	1,558	10	—
Income (loss) from equity in unconsolidated entities	39	(65)	12	53
Changes in fair value of financial instruments and gain on OP unit redemption	230	—	—	—
Income from continuing operations	219	3,427	1,520	2,394
Income from discontinued operations(1)	105	45	12,319	63
Net income (loss) attributable to the common stockholders	(2,448)	623	10,739	(366)
Net income (loss) per share-basic and diluted	$(0.06)	$0.01	$0.22	$(0.01)

2012	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$19,121	$19,863	$21,085	$24,351
Changes in fair value of contingent consideration	—	—	121	160
Income (loss) from equity in unconsolidated entities	—	—	(158)	(162)
Changes in fair value of financial instruments and gain on OP unit redemption	462	589	61	418
Income from continuing operations	464	331	459	455
Income from discontinued operations(1)	(31)	26	44	97
Net (loss) income attributable to the common stockholders	(1,683)	(2,376)	(2,243)	(2,188)
Net loss per share-basic and diluted	$(0.06)	$(0.08)	$(0.07)	$(0.06)

Excel Trust, L.P.

2013	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$26,847	$27,463	$28,931	$29,805
Changes in fair value of contingent consideration	—	1,558	10	—
Income (loss) from equity in unconsolidated entities	39	(65)	12	53
Changes in fair value of financial instruments and gain on OP unit redemption	230	—	—	—
Income from continuing operations	219	3,427	1,520	2,394
Income from discontinued operations(1)	105	45	12,319	63
Net income (loss) attributable to the unitholders	(2,507)	643	11,018	(373)
Net income (loss) per unit-basic and diluted	$(0.06)	$0.01	$0.22	$(0.01)

2012	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$19,121	$19,863	$21,085	$24,351
Changes in fair value of contingent consideration	—	—	121	160
Income (loss) from equity in unconsolidated entities	—	—	(158)	(162)
Changes in fair value of financial instruments and gain on OP unit redemption	462	589	61	418
Income from continuing operations	464	331	459	455
Income from discontinued operations(1)	(31)	26	44	97
Net (loss) income attributable to the unitholders	(1,754)	(2,462)	(2,316)	(2,255)
Net loss per unit-basic and diluted	$(0.06)	$(0.08)	$(0.07)	$(0.06)

(1)	Amounts may differ from those previously disclosed in Form 10-Q filings due to the disposition of two properties in 2013, which are reflected as discontinued operations in the supplemental financial information above.

EXCEL TRUST INC. AND EXCEL TRUST, L.P.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

		Additions	Deductions	Adjustments
	Balance at Beginning of Year	Charged to Bad Debt Expense	Accounts Receivable Written- off’	Accounts Receivable Assumed	Balance at End of Year
Allowance for bad debts:
Year ended December 31, 2013	$719	$1,100	$(924)	$—	$895

Year ended December 31, 2012	$631	$690	$(602)	$—	$719

Year ended December 31, 2011	$605	$800	$(774)	$—	$631

EXCEL TRUST INC. AND EXCEL TRUST, L.P.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2013

(Dollars in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Carrying Amount as of the Close of Period
Properties	Encum- brances	Land	Building & Improve- ments	Land	Building & Improve- ments	Land	Building & Improve- ments	TOTAL	Accumlated Depre- ciation	Total Cost Net of Depre- ciation	Year Acquired
West Broad Village(1)	$39,700	$24,543	$137,697	$—	$4,343	$24,543	$142,040	$166,583	$(4,654)	$161,929	2012
The Promenade(2)	55,032	65,699	48,240	—	360	65,699	48,600	114,299	(4,485)	109,814	2011/2013
Park West Place	—	41,287	37,991	—	1,553	41,287	39,544	80,831	(5,076)	75,755	2010
Gilroy Crossing	45,836	22,520	39,903	—	148	22,520	40,051	62,571	(4,262)	58,309	2011
Promenade Corporate Center	—	4,477	44,465	—	2,047	4,477	46,512	50,989	(3,053)	47,936	2012
Plaza at Rockwall(4)	—	14,935	21,247	(553)	11,655	14,382	32,902	47,284	(4,053)	43,231	2010
Brandywine Crossing	—	20,047	18,620	—	602	20,047	19,222	39,269	(2,549)	36,720	2010
Lake Pleasant Pavilion	27,855	9,958	28,127	—	132	9,958	28,259	38,217	(1,479)	36,738	2012
Stadium Center	—	10,284	28,872	—	—	10,284	28,872	39,156	(553)	38,603	2013
Dellagio(1)	—	16,780	20,106	675	1	17,455	20,107	37,562	(889)	36,673	2012
League City Town Center	—	10,858	24,767	—	—	10,858	24,767	35,625	(437)	35,188	2013
Vestavia Hills City Center(3)	1,015	8,356	20,429	—	3,678	8,356	24,107	32,463	(2,939)	29,524	2010/2011
The Crossings of Spring Hill	—	5,103	23,196	—	84	5,103	23,280	28,383	(1,967)	26,416	2011
Tracy Pavilion	—	6,193	22,611	—	1,049	6,193	23,660	29,853	(825)	29,028	2013
Red Rock Commons	13,970	10,823	—	—	19,781	10,823	19,781	30,604	(1,561)	29,043	2007
Edwards Theatres	11,520	10,283	13,600	—	—	10,283	13,600	23,883	(1,711)	22,172	2011
Rosewick Crossing	—	12,024	10,499	—	76	12,024	10,575	22,599	(1,600)	20,999	2010
EastChase Market Center	—	4,215	19,567	—	54	4,215	19,621	23,836	(1,421)	22,415	2012
Chimney Rock	—	7,369	14,627	—	6,961	7,369	21,588	28,957	(793)	28,164	2012
Excel Centre	12,018	1,095	10,716	—	6,930	1,095	17,646	18,741	(5,650)	13,091	2004
5000 South Hulen	13,421	2,230	16,514	—	46	2,230	16,560	18,790	(2,204)	16,586	2010
Lowe’s	13,157	6,774	8,986	—	359	6,774	9,345	16,119	(1,115)	15,004	2010
Anthem Highlands	—	5,929	9,819	—	89	5,929	9,908	15,837	(773)	15,064	2011
Centennial Crossroads	—	3,868	11,484	—	—	3,868	11,484	15,352	(30)	15,322	2013
LA Fitness	—	3,123	9,957	—	—	3,123	9,957	13,080	(83)	12,997	2013
Southlake Park Village	—	15,989	265	75	2,373	16,064	2,638	18,702	—	18,702	2013
Pavilion Crossing	—	3,729	9,268	—	22	3,729	9,290	13,019	(405)	12,614	2012
Shops at Foxwood	—	4,680	6,889	—	67	4,680	6,956	11,636	(743)	10,893	2010
Northside Plaza	12,000	6,477	893	—	6,767	6,477	7,660	14,137	(816)	13,321	2010
Meadow Ridge Plaza(1)	—	3,781	4,706	—	—	3,781	4,706	8,487	(228)	8,259	2012
Shoppes of Belmere(1)	—	4,701	5,122	—	1	4,701	5,123	9,824	(202)	9,622	2012
Lake Burden Shoppes(1)	—	3,981	4,020	—	—	3,981	4,020	8,001	(151)	7,850	2012
Five Forks Place	—	1,796	6,874	—	(109)	1,796	6,765	8,561	(1,994)	6,567	2005
Mariner’s Point	—	1,950	4,220	—	24	1,950	4,244	6,194	(562)	5,632	2010
Newport Town Center	—	1,586	6,571	—	(119)	1,586	6,452	8,038	(1,651)	6,387	2007
Merchant Central	4,370	1,059	4,298	—	62	1,059	4,360	5,419	(549)	4,870	2010
Cedar Square	—	1,667	2,808	—	189	1,667	2,997	4,664	(16)	4,648	2013

	$249,894	$380,169	$697,974	$197	$69,225	$380,366	$767,199	$1,147,565	$(61,479)	$1,086,086

(1)	These properties were part of a larger acquisition completed by the Company in October 2012 (see Note 3 of the consolidated financial statements contained elsewhere herein).
(2)	Includes the acquisition of a land parcel that was previously not owned at the property in in 2013. The land parcel contains a building, which was constructed by the tenant and is subject to a ground lease.
(3)	Includes Rite Aid, an outparcel to Vestavia Hills City Center.
(4)	During the year ended December 31, 2012, a land parcel was sold.

The following is a reconciliation of total real estate carrying value and related accumulated depreciation for the years ended December 31:

	2013	2012	2011
Real Estate:
Balance, beginning of period	$981,128	$602,253	$373,472
Dispositions	(23,397)	(23,439)	(35,655)
Acquisitions and additions	189,834	402,314	264,436

Balance, end of period	$1,147,565	$981,128	$602,253

Accumulated Depreciation:
Balance, beginning of period	$(36,765)	$(18,294)	$(8,360)
Dispositions	2,024	366	918
Depreciation	(26,738)	(18,837)	(10,852)

Balance, end of period	$(61,479)	$(36,765)	$(18,294)

The Company’s Federal Tax Basis at December 31, 2013 was approximately $1.2 billion.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Controls and Procedures (Excel Trust, Inc.)

Evaluation of Disclosure Controls and Procedures

Excel Trust, Inc. maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), Excel Trust, Inc. carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of Excel Trust, Inc. concluded, as of that time, that Excel Trust, Inc.’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, Excel Trust, Inc.’s Chief Executive Officer and Chief Financial Officer and effected by Excel Trust, Inc.’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Excel Trust, Inc.’s internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. Management has used the criteria set forth in the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the Company’s internal control over financial reporting. Based upon this assessment, management concluded that Excel Trust, Inc.’s internal control over financial reporting operated effectively as of December 31, 2013.

Deloitte & Touche LLP, our independent registered public accounting firm, has performed an audit of Excel Trust, Inc.’s internal control over financial reporting as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes that occurred during the fourth quarter of the year covered by this report in Excel Trust, Inc.’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, Excel Trust, Inc.’s internal control over financial reporting.

Controls and Procedures (Excel Trust, L.P.)

Evaluation of Disclosure Controls and Procedures

The Operating Partnership maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its reports under the Exchange Act, is processed, recorded, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of its general partner, Excel Trust, Inc., as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, that the Operating Partnership’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership’s general partner and effected by the board of directors of the general partner, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Operating Partnership’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Operating Partnership’s receipts and expenditures are being made only in accordance with authorizations of management and directors of the general partner; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the consolidated financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Operating Partnership’s internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. Management has used the criteria set forth in the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the Operating Partnership’s internal control over financial reporting. Based upon this assessment, management concluded that the Operating Partnership’s internal control over financial reporting operated effectively as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes that occurred during the fourth quarter of the year covered by this report in Excel Trust, L.P.’s internal control over financial reporting identified in connection with the evaluation referenced above that have materially affected, or are reasonably likely to materially affect, Excel Trust, L.P.’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed with the SEC relating to Excel Trust, Inc.’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed with the SEC relating to Excel Trust, Inc.’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed with the SEC relating to Excel Trust, Inc.’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed with the SEC relating to Excel Trust, Inc.’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed with the SEC relating to Excel Trust, Inc.’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed with the SEC relating to Excel Trust, Inc.’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed with the SEC relating to Excel Trust, Inc.’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

Our consolidated financial statements and notes thereto, together with Reports of Independent Registered Public Accounting Firm, are included in Item 8 of this annual report on Form 10-K.

(a) (2) Financial Statement Schedules

Our financial statement schedules are included in Item 8 of this annual report on Form 10-K.

(a) (3) Exhibits

A list of exhibits to this annual report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) See Exhibit Index

(c) Not Applicable

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Excel Trust, Inc. (1)

3.2	Amended and Restated Bylaws of Excel Trust, Inc. (1)

3.3	Articles Supplementary Classifying 7.00% Series A Cumulative Convertible Perpetual Preferred Stock of Excel Trust, Inc. (2)

3.4	Articles Supplementary Classifying 8.125% Series B Cumulative Redeemable Preferred Stock of Excel Trust, Inc. (3)

4.1	Form of Certificate for Common Stock of Excel Trust, Inc. (1)

4.2	Specimen Certificate for 7.00% Series A Cumulative Convertible Perpetual Preferred Stock of Excel Trust, Inc. (2)

4.3	Specimen Certificate for 8.125% Series B Cumulative Redeemable Preferred Stock of Excel Trust, Inc. (3)

10.1	Second Amended and Restated Agreement of Limited Partnership of Excel Trust, L.P. (3)

10.2	Registration Rights Agreement, dated May 4, 2010, by and among Excel Trust, Inc., Excel Trust, L.P. and the persons named therein. (4)

10.3	Registration Rights Agreement, dated as of January 28, 2011, by and among Excel Trust, Inc., Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. (2)

10.4	Contribution Agreement (common stock) between Excel Trust, Inc. and Gary B. Sabin dated as of December 24, 2009. (1)

10.5	Contribution Agreement (common stock) between Excel Trust, Inc. and additional contributors dated as of December 24, 2009. (1)

10.6	Contribution Agreement (operating partnership units) between Excel Trust, L.P. and Gary B. Sabin dated as of December 24, 2009. (1)

10.7	Contribution Agreement (operating partnership units) between Excel Trust, L.P. and James Y. Nakagawa dated as of December 24, 2009. (1)

10.8	Contribution Agreement (operating partnership units) between Excel Trust, L.P. and S. Eric Ottesen dated as of December 24, 2009. (1)

10.9	Contribution Agreement (operating partnership units) between Excel Trust, L.P. and Mark T. Burton dated as of December 24, 2009. (1)

10.10	Form of Contribution Agreement (operating partnership units) between Excel Trust, L.P. and additional contributors dated as of December 24, 2009. (1)

10.11	First Amendment to Contribution Agreement (common stock) between Excel Trust, Inc. and Gary B. Sabin dated as of April 21, 2010. (1)

10.12	First Amendment to Contribution Agreement (common stock) between Excel Trust, Inc. and additional contributor dated as of April 21, 2010. (1)

10.13	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and Gary B. Sabin dated as of April 21, 2010. (1)

10.14	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and James Y. Nakagawa dated as of April 21, 2010. (1)

Exhibit Number	Description

10.15	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and S. Eric Ottesen dated as of April 21, 2010. (1)

10.16	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and Mark T. Burton dated as of April 21, 2010. (1)

10.17	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and additional contributor dated as of April 21, 2010. (1)

10.18	2010 Equity Incentive Award Plan. (5)

10.19	Excel Trust, Inc. and Excel Trust, L.P. Incentive Bonus Plan. (4)

10.20	Form of Restricted Stock Award Agreement under the 2010 Equity Incentive Award Plan (Time-Based Vesting). (6)

10.21	Form of Restricted Stock Award Agreement under the 2010 Equity Incentive Award Plan (Performance-Based Vesting). (6)

10.22	Form of Indemnification Agreement between Excel Trust, Inc. and each of its directors and officers. (1)

10.23	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Gary B. Sabin. (7)

10.24	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Spencer G. Plumb. (7)

10.25	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and James Y. Nakagawa. (7)

10.26	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Mark T. Burton. (7)

10.27	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and S. Eric Ottesen. (7)

10.28	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Gary B. Sabin. (6)

10.29	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and James Y. Nakagawa. (6)

10.30	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and S. Eric Ottesen. (6)

10.31	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Spencer G. Plumb. (6)

10.32	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Mark T. Burton. (6)

10.33	Amended and Restated Credit Agreement, dated July 20, 2012, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, Wells Fargo Securities, LLC and KeyBanc Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Administrative Agent, KeyBank National Association, as Syndication Agent, US Bank, National Association, PNC Bank, National Association and Union Bank, N.A., as Documentation Agents, and certain other lenders party thereto. (8)

10.34	First Amendment to Amended and Restated Credit Agreement, dated October 8, 2013, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto. (9)

10.35	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 6, 2010, between CNLRS Rockwall, L.P. and Excel Trust, L.P. (4)

Exhibit Number	Description

10.36	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated May 19, 2010, between CNLRS Rockwall, L.P. and Excel Trust, L.P. (4)

10.37	Loan Purchase Agreement dated August 30, 2010 between Propst Vestavia LLC and Excel Vestavia LLC. (Vestavia Hills City Center) (10)

10.38	Release Agreement and Covenant Not to Sue dated August 30, 2010 among AIG Baker Vestavia, L.L.C., AIG/Baker Partnership and Excel Vestavia LLC. (Vestavia Hills City Center) (10)

10.39	Purchase and Sale Agreement and Joint Escrow Instructions dated September 3, 2010 between Faison-Brandywine, LLC and Excel Trust, L.P. (Brandywine Crossing) (11)

10.40	Purchase and Sale Agreement and Joint Escrow Instructions dated September 3, 2010 between Faison-Rosewick, LLC and Excel Trust, L.P. (Rosewick Crossing) (11)

10.41	Purchase and Sale Agreement and Joint Escrow Instructions dated September 23, 2010.(Park West Place) (12)

10.42	Purchase and Sale Agreement and Joint Escrow Instructions between Lakha Properties — Gilroy LLC and Excel Trust, L.P. dated December 9, 2010. (Gilroy Crossing) (13)

10.43	Purchase and Sale Agreement and Joint Escrow Instructions dated March 21, 2011 between Pacific Promenade, LLC and Excel Trust, L.P. (6)

10.44	Purchase and Sale Agreement and Joint Escrow Instructions dated October 25, 2011 between Levine Investments Limited Partnership and Excel Trust, L.P., as amended. (14)

10.45	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, between Della Road Development, LLC and Excel Trust, L.P., dated October 9, 2012. (15)

10.46	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, among Lake Burden/Overstreet 1, LLC, Maguire Shoppes LLC, Maguire Shoppes II, LLC and Excel Trust, L.P., dated May 31, 2012. (15)

10.47	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, among West Broad Village III, LLC, West Broad Village V, LLC and Excel Trust, L.P., dated May 31, 2012. (15)

10.48	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, between Bay Hill Fountains, L.L.C. and Excel Trust, L.P., dated May 31, 2012. (15)

10.49	Note Purchase Agreement, among Excel Trust, L.P., Excel Trust, Inc. and the purchasers named therein, dated as of November 12, 2013. (16)

10.50	Guaranty of Excel Trust, Inc. and certain of its subsidiaries named therein, dated as of November 12, 2013. (16)

12.1*	Ratio of Earnings to Fixed Charges.

21.1*	List of Subsidiaries of Excel Trust, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Incorporated herein by reference to Excel Trust, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-164031), filed with the Securities and Exchange Commission on December 24, 2009.
(2)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2011.
(3)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.
(4)	Incorporated herein by reference to Excel Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 4, 2010.
(5)	Incorporated herein by reference to Excel Trust, Inc.’s Registration Statement on Form S-8 (File No. 333-166267) filed with the Securities and Exchange Commission on April 23, 2010.
(6)	Incorporated herein by reference to Excel Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011.
(7)	Incorporated herein by reference to Excel Trust, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010.
(8)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2012.
(9)	Incorporated herein by reference to Excel Trust, Inc.’s and Excel Trust, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2013.
(10)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010.
(11)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2010.
(12)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2010.
(13)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2010.
(14)	Incorporated herein by reference to Excel Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2012.
(15)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012.
(16)	Incorporated herein by reference to Excel Trust, Inc.’s and Excel Trust, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

EXCEL TRUST, INC.	EXCEL TRUST, L.P.

/S/ GARY B. SABIN	/S/ GARY B. SABIN
Gary B. Sabin	Gary B. Sabin
Chief Executive Officer (Principal Executive Officer)	Chief Executive Officer (Principal Executive Officer)

/S/ JAMES Y. NAKAGAWA	/S/ JAMES Y. NAKAGAWA
James Y. Nakagawa	James Y. Nakagawa
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: February 27, 2014	Dated: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY B. SABIN Gary B. Sabin	Chairman of the Board of Directors	February 27, 2014

/S/ SPENCER G. PLUMB Spencer G. Plumb	Director	February 27, 2014

/S/ MARK T. BURTON Mark T. Burton	Director	February 27, 2014

/S/ BRUCE G. BLAKLEY Bruce G. Blakley	Director	February 27, 2014

/S/ BURLAND B. EAST III Burland B. East III	Director	February 27, 2014

/S/ ROBERT E. PARSONS, JR. Robert E. Parsons, Jr.	Director	February 27, 2014

/S/ WARREN R. STALEY Warren R. Staley	Director	February 27, 2014