Form 10-Q
period 2014-03-31
Excel Trust, Inc.; Excel Trust, L.P.
filed 2014-05-02
CIK 1478950, 1492323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Excel Trust, Inc.    Yes  ☐    No  ☒

Excel Trust, L.P.    Yes  ☐    No  ☒

Number of shares of Excel Trust, Inc. common stock outstanding as of April 30, 2014, $0.01 par value per share: 48,455,186 shares

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2014 of Excel Trust, Inc., a Maryland corporation, and Excel Trust, L.P., a Delaware limited partnership of which Excel Trust, Inc. is the parent company and general partner. Unless stated otherwise or the context otherwise requires, all references in this report to “we,” “our,” “us” or “the Company” refer to Excel Trust, Inc., together with its controlled and consolidated subsidiaries, including Excel Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Excel Trust, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

Excel Trust, Inc. is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2014, Excel Trust, Inc. owned an approximate 97.9% partnership interest in the Operating Partnership. The remaining 2.1% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, Excel Trust, Inc. exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

Non-controlling interests and stockholders’ equity and partners’ capital are the main areas of difference between the condensed consolidated financial statements of Excel Trust, Inc. and those of Excel Trust, L.P. The partnership interests in the Operating Partnership that are not owned by Excel Trust, Inc. are accounted for as limited partners’ capital in the Operating Partnership’s financial statements and as non-controlling interests in Excel Trust, Inc.’s financial statements. The non-controlling interests in Excel Trust, L.P.’s financial statements include the interests of its joint venture partner AB Dothan, LLC. The non-controlling interests in Excel Trust, Inc.’s financial statements include the same non-controlling interests as Excel Trust, L.P., as well as the owners of limited partnership interests in the Operating Partnership, not including Excel Trust, Inc. The differences between stockholders’ equity, partners’ capital and non-controlling interests result from the differences in the equity issued at the Excel Trust, Inc. and Operating Partnership levels.

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

To help investors understand the significant differences between Excel Trust, Inc. and the Operating Partnership, this report presents the following separate sections for each of Excel Trust, Inc. and the Operating Partnership:

•	condensed consolidated financial statements;

•	the following notes to the condensed consolidated financial statements:

•	Equity/Partners’ Capital;

•	Debt; and

•	Earnings per Share/Unit;

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Unregistered Sales of Equity Securities and Use of Proceeds.

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

EXCEL TRUST, INC.

EXCEL TRUST, L.P.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS:
Property:
Land	$380,368	$380,366
Buildings	646,062	642,356
Site improvements	64,283	63,242
Tenant improvements	55,624	54,025
Construction in progress	8,028	7,576
Less accumulated depreciation	(68,635)	(61,479)

Property, net	1,085,730	1,086,086
Cash and cash equivalents	5,307	3,245
Restricted cash	8,535	8,147
Tenant receivables, net	3,746	5,117
Lease intangibles, net	73,013	78,345
Deferred rent receivable	9,819	9,226
Other assets	21,143	20,135
Investment in unconsolidated entities	8,405	8,520

Total assets(1)	$1,215,698	$1,218,821

LIABILITIES AND EQUITY:
Liabilities:
Mortgages payable, net	$238,543	$251,191
Notes payable	198,000	179,500
Unsecured notes	100,000	100,000
Accounts payable and other liabilities	23,964	21,700
Lease intangibles, net	26,967	28,114
Dividends/distributions payable	10,944	10,932

Total liabilities(2)	598,418	591,437
Commitments and contingencies
Equity:
Stockholders’ equity
Preferred stock, 50,000,000 shares authorized
7.0% Series A cumulative convertible perpetual preferred stock, $50,000 liquidation preference ($25.00 per share), 2,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	47,703	47,703
8.125% Series B cumulative redeemable preferred stock, $92,000 liquidation preference ($25.00 per share), 3,680,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	88,720	88,720
Common stock, $.01 par value, 200,000,000 shares authorized; 48,455,186 and 48,381,365 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	483	482
Additional paid-in capital	468,759	478,541
Retained Earnings	—	—

Total stockholders’ equity	605,665	615,446
Non-controlling interests	11,615	11,938

Total equity	617,280	627,384

Total liabilities and equity	$1,215,698	$1,218,821

(1)

Excel Trust, Inc.’s consolidated total assets at March 31, 2014 and December 31, 2013 include $15,325 and $15,470, respectively, of assets (primarily real estate assets) of a variable interest entity (“VIE”) that can only be used to settle the liabilities of that VIE.

(2)

Excel Trust, Inc.’s consolidated total liabilities at March 31, 2014 and December 31, 2013 include $205 and $220 of accounts payable and other liabilities of a VIE, respectively, that do not have recourse to Excel Trust, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
Rental revenue	$24,908	$21,902
Tenant recoveries	5,256	4,630
Other income	434	315

Total revenues	30,598	26,847
Expenses:
Maintenance and repairs	2,223	1,681
Real estate taxes	3,366	2,965
Management fees	518	218
Other operating expenses	1,731	1,508
General and administrative	3,815	3,831
Depreciation and amortization	11,796	12,166

Total expenses	23,449	22,369

Operating income	7,149	4,478
Interest expense	(4,989)	(4,578)
Interest income	49	50
Income from equity in unconsolidated entities	69	39
Changes in fair value of financial instruments and gain on OP unit redemption	—	230

Income from continuing operations	2,278	219
Income from discontinued operations	—	105

Net income	2,278	324
Net income attributable to non-controlling interests	(83)	(28)

Net income attributable to Excel Trust, Inc.	2,195	296
Preferred stock dividends	(2,744)	(2,744)

Net loss attributable to the common stockholders	$(549)	$(2,448)

Loss from continuing operations per share attributable to the common stockholders - basic and diluted	$(0.01)	$(0.06)
Net loss per share attributable to the common stockholders - basic and diluted	$(0.01)	$(0.06)

Weighted-average common shares outstanding - basic and diluted	47,785	45,352

Dividends declared per common share	$0.175	$0.17

Net income	$2,278	$324
Other comprehensive income:
Change in unrealized loss on interest rate swaps	—	161

Comprehensive income	2,278	485
Comprehensive income attributable to non-controlling interests	(83)	(32)

Comprehensive income attributable to Excel Trust, Inc.	$2,195	$453

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative Retained Earnings (Deficit)	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2014	$47,703	$88,720	48,381,365	$482	$460,431	$18,110	$—	$615,446	$11,938	$627,384
Reclassification of dividends, see note 2	—	—	—	—	18,110	(18,110)	—	—	—	—

Balance at January 1, 2014, as corrected	47,703	88,720	48,381,365	482	478,541	—	—	615,446	11,938	627,384
Repurchase of common stock	—	—	(105,775)	(1)	(1,406)	—	—	(1,407)	—	(1,407)
Forfeiture of restricted common stock awards	—	—	(465,864)	(4)	4	—	—	—	—	—
Issuance of restricted common stock awards	—	—	645,460	6	(6)	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	574	—	—	574	—	574
Common stock dividends	—	—	—	—	(8,479)	—	—	(8,479)	—	(8,479)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(326)	(326)
Net income	—	—	—	—	—	2,195	—	2,195	83	2,278
Preferred stock dividends	—	—	—	—	(549)	(2,195)	—	(2,744)	—	(2,744)
Adjustment for non-controlling interests	—	—	—	—	80	—	—	80	(80)	—

Balance at March 31, 2014	$47,703	$88,720	48,455,186	$483	$468,759	$—	$—	$605,665	$11,615	$617,280

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative (Deficit)	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2013	$47,703	$88,720	44,905,683	$448	$459,151	$(1,414)	$(572)	$594,036	$14,736	$608,772
Net proceeds from sale of common stock	—	—	2,063,828	20	25,403	—	—	25,423	—	25,423
Issuance of restricted common stock awards	—	—	41,500	—	—	—	—	—	—	—
Redemption of OP units for common stock and cash	—	—	22,074	—	279	—	—	279	(235)	44
Noncash amortization of share-based compensation	—	—	—	—	562	—	—	562	—	562
Common stock dividends	—	—	—	—	(7,996)	—	—	(7,996)	—	(7,996)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(309)	(309)
Net income	—	—	—	—	—	296	—	296	28	324
Preferred stock dividends	—	—	—	—	(2,744)	—	—	(2,744)	—	(2,744)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	157	157	4	161
Adjustment for non-controlling interests	—	—	—	—	(334)	—	—	(334)	334	—

Balance at March 31, 2013	$47,703	$88,720	47,033,085	$468	$474,321	$(1,118)	$(415)	$609,679	$14,558	$624,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash flows from operating activities:
Net income	$2,278	$324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,796	12,390
Changes in fair value of financial instruments and gain on OP unit redemption	—	(230)
Income from equity in unconsolidated entities	(69)	(39)
Deferred rent receivable	(602)	(877)
Amortization of above- and below-market leases	(138)	40
Amortization of deferred balances	333	442
Bad debt expense	206	337
Share-based compensation expense	574	562
Distributions from unconsolidated entities	154	—
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	1,205	1,565
Other assets	(1,377)	(1,020)
Accounts payable and other liabilities	296	(2,885)

Net cash provided by operating activities	14,656	10,609

Cash flows from investing activities:
Acquisitions of property	—	(30,707)
Development of property and property improvements	(4,921)	(4,691)
Investments in unconsolidated entities	—	(106)
Return of capital from unconsolidated entities	—	139
Receipt of master lease payments	36	162
Capitalized leasing costs	(269)	(728)
Restricted cash	(388)	(687)

Net cash used in investing activities	(5,542)	(36,618)

Cash flows from financing activities:
Issuance of common stock	—	25,610
Repurchase of common stock	(1,407)	—
Payments on mortgages payable	(12,557)	(1,234)
Proceeds from mortgages payable	—	84
Payments on notes payable	—	(24,000)
Proceeds from notes payable	18,500	37,000
Distribution to non-controlling interests	(326)	(290)
Preferred stock dividends	(2,744)	(2,744)
Common stock dividends	(8,467)	(7,297)
Deferred financing costs	(51)	(58)

Net cash (used in) provided by financing activities	(7,052)	27,071

Net increase	2,062	1,062
Cash and cash equivalents, beginning of period	3,245	5,596

Cash and cash equivalents, end of period	$5,307	$6,658

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized of $195 and $0	$3,396	$3,891

Non-cash investing and financing activity:
Liabilities assumed in connection with property acquisitions	$—	$44

Common stock dividends payable	$8,479	$7,996

Preferred stock dividends payable	$2,287	$2,287

OP unit distributions payable	$178	$208

Accrued additions to operating and development properties	$3,971	$1,816

Change in unrealized loss on interest rate swaps	$—	$161

OP unit redemptions (common stock)	$—	$279

Reclassification of offering costs	$—	$187

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per unit amounts)

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS:

Property:
Land	$380,368	$380,366
Buildings	646,062	642,356
Site improvements	64,283	63,242
Tenant improvements	55,624	54,025
Construction in progress	8,028	7,576
Less accumulated depreciation	(68,635)	(61,479)

Property, net	1,085,730	1,086,086
Cash and cash equivalents	5,307	3,245
Restricted cash	8,535	8,147
Tenant receivables, net	3,746	5,117
Lease intangibles, net	73,013	78,345
Deferred rent receivable	9,819	9,226
Other assets	21,143	20,135
Investment in unconsolidated entities	8,405	8,520

Total assets(1)	$1,215,698	$1,218,821

LIABILITIES AND CAPITAL:

Liabilities:
Mortgages payable, net	$238,543	$251,191
Notes payable	198,000	179,500
Unsecured notes	100,000	100,000
Accounts payable and other liabilities	23,964	21,700
Lease intangibles, net	26,967	28,114
Distributions payable	10,944	10,932

Total liabilities(2)	598,418	591,437
Commitments and contingencies
Capital:
Partners’ capital:
Preferred operating partnership units, 50,000,000 units authorized
7.0% Series A cumulative convertible perpetual preferred units, $50,000 liquidation preference ($25.00 per unit), 2,000,000 units issued and outstanding at March 31, 2014 and December 31, 2013, respectively	47,703	47,703
8.125% Series B cumulative redeemable preferred units, $92,000 liquidation preference ($25.00 per unit), 3,680,000 units issued and outstanding at March 31, 2014 and December 31, 2013, respectively	88,720	88,720
Limited partners’ capital, 1,019,523 and 1,019,523 common operating partnership units issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,978	2,167
General partner’s capital, 48,455,186 and 48,381,365 common operating partnership units issued and outstanding at March 31, 2014 and December 31, 2013, respectively	477,273	487,133

Total partners’ capital	615,674	625,723
Non-controlling interests	1,606	1,661

Total capital	617,280	627,384

Total liabilities and capital	$1,215,698	$1,218,821

(1)

Excel Trust, L.P.’s consolidated total assets at March 31, 2014 and December 31, 2013 include $15,325 and $15,470, respectively, of assets (primarily real estate assets) of a VIE that can only be used to settle the liabilities of that VIE.

(2)

Excel Trust, L.P.’s consolidated total liabilities at March 31, 2014 and December 31, 2013 include $205 and $220 of accounts payable and other liabilities of a VIE, respectively, that do not have recourse to Excel Trust, L.P.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit data)

(Unaudited)

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
Rental revenue	$24,908	$21,902
Tenant recoveries	5,256	4,630
Other income	434	315

Total revenues	30,598	26,847
Expenses:
Maintenance and repairs	2,223	1,681
Real estate taxes	3,366	2,965
Management fees	518	218
Other operating expenses	1,731	1,508
General and administrative	3,815	3,831
Depreciation and amortization	11,796	12,166

Total expenses	23,449	22,369

Operating income	7,149	4,478
Interest expense	(4,989)	(4,578)
Interest income	49	50
Income from equity in unconsolidated entities	69	39
Changes in fair value of financial instruments and gain on OP unit redemption	—	230

Income from continuing operations	2,278	219
Income from discontinued operations	—	105

Net income	2,278	324
Net income attributable to non-controlling interests	(93)	(87)

Net income attributable to Excel Trust, L.P.	2,185	237
Preferred operating unit distributions	(2,744)	(2,744)

Net loss attributable to the unitholders	$(559)	$(2,507)

Loss from continuing operations per unit attributable to the unitholders - basic and diluted	$(0.01)	$(0.06)
Net loss per unit attributable to the unitholders - basic and diluted	$(0.01)	$(0.06)

Weighted-average common operating partnership units outstanding - basic and diluted	48,805	46,594

Distributions declared per common operating partnership unit	$0.175	$0.17

Net income	$2,278	$324
Other comprehensive income (loss):
Change in unrealized loss on interest rate swaps	—	161

Comprehensive income	2,278	485
Comprehensive income attributable to non-controlling interests	(93)	(87)

Comprehensive income attributable to Excel Trust, L.P.	$2,185	$398

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL

(Dollars in thousands)

(Unaudited)

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital
	Series A	Series B	Common Operating Partnership Units	Amount	Common Operating Partnership Units	Amount	Accumulated other Comprehensive Loss	Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance at January 1, 2014	$47,703	$88,720	1,019,523	$2,166	48,381,365	$487,134	$—	$625,723	$1,661	$627,384
Repurchase of common operating partnership units	—	—	—	—	(105,775)	(1,407)	—	(1,407)	—	(1,407)
Forfeiture of restricted common operating partnership unit awards	—	—	—	—	(465,864)	—	—	—	—	—
Issuance of restricted common operating partnership unit awards	—	—	—	—	645,460	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	—	574	—	574	—	574
OP unit distributions	(875)	(1,869)	—	(178)	—	(8,479)	—	(11,401)	(148)	(11,549)
Net income (loss)	875	1,869	—	(10)	—	(549)	—	2,185	93	2,278

Balance at March 31, 2014	$47,703	$88,720	1,019,523	$1,978	48,455,186	$477,273	$—	$615,674	$1,606	$617,280

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital
	Series A	Series B	Common Operating Partnership Units	Amount	Common Operating Partnership Units	Amount	Accumulated other Comprehensive Loss	Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance at January 1, 2013	$47,703	$88,720	1,245,019	$5,512	44,905,683	$465,612	$(620)	$606,927	$1,845	$608,772
Net proceeds from sale of common operating partnership units	—	—	—	—	2,063,828	25,423	—	25,423	—	25,423
Issuance of restricted common operating partnership unit awards	—	—	—	—	41,500	—	—	—	—	—
Redemption of common operating partnership units	—	—	(19,904)	(235)	22,074	279	—	44	—	44
Noncash amortization of share-based compensation	—	—	—	—	—	562	—	562	—	562
OP unit distributions	(875)	(1,869)	—	(208)	—	(7,996)	—	(10,948)	(101)	(11,049)
Net income (loss)	875	1,869	—	(59)	—	(2,448)	—	237	87	324
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	161	161	—	161

Balance at March 31, 2013	$47,703	$88,720	1,225,115	$5,010	47,033,085	$481,432	$(459)	$622,406	$1,831	$624,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash flows from operating activities:
Net income	$2,278	$324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,796	12,390
Changes in fair value of financial instruments and gain on OP unit redemption	—	(230)
Income from equity in unconsolidated entities	(69)	(39)
Deferred rent receivable	(602)	(877)
Amortization of above- and below-market leases	(138)	40
Amortization of deferred balances	333	442
Bad debt expense	206	337
Share-based compensation expense	574	562
Distributions from unconsolidated entities	154	—
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	1,205	1,565
Other assets	(1,377)	(1,020)
Accounts payable and other liabilities	296	(2,885)

Net cash provided by operating activities	14,656	10,609

Cash flows from investing activities:
Acquisitions of property	—	(30,707)
Development of property and property improvements	(4,921)	(4,691)
Investments in unconsolidated entities	—	(106)
Return of capital from unconsolidated entities	—	139
Receipt of master lease payments	36	162
Capitalized leasing costs	(269)	(728)
Restricted cash	(388)	(687)

Net cash used in investing activities	(5,542)	(36,618)

Cash flows from financing activities:
Issuance of common OP units	—	22,663
Repurchase of common OP units	(1,407)	—
Payments on mortgages payable	(12,557)	(1,234)
Proceeds from mortgages payable	—	84
Payments on notes payable	—	(24,000)
Proceeds from notes payable	18,500	37,000
Distribution to non-controlling interests	(148)	(101)
Preferred OP unit distributions	(2,744)	(2,744)
Common OP unit distributions	(8,645)	(7,486)
Deferred financing costs	(51)	(58)

Net cash (used in) provided by financing activities	(7,052)	24,124

Net (decrease) increase	2,062	(1,885)
Cash and cash equivalents, beginning of period	3,245	5,596

Cash and cash equivalents, end of period	$5,307	$3,711

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized of $195 and $0	$3,396	$3,891

Non-cash investing and financing activity:
Liabilities assumed in connection with property acquisitions	$—	$44

Common OP unit distributions payable	$8,657	$8,204

Preferred OP unit distributions payable	$2,287	$2,287

Accrued additions to operating and development properties	$3,971	$1,816

Change in unrealized loss on interest rate swaps	$—	$161

OP unit redemptions	$—	$279

Reclassification of offering costs	$—	$187

Amount due from general partner (proceeds from issuance of common OP units)	$—	$2,947

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

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2014, owned a 97.9% interest in the Operating Partnership. The remaining 2.1% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units (“OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities are deferred rents in the amount of $3.3 million and $3.5 million at March 31, 2014 and December 31, 2013, respectively.

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

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of cash rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income increased by $602,000 and $877,000 in the three months ended March 31, 2014 and 2013, respectively, due to the straight-line rent adjustment. Percentage rent is recognized after tenant sales have exceeded defined thresholds (if applicable) and was $215,000 and $385,000 for the three months ended March 31, 2014 and 2013, respectively.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed:

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment considers expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense, expected to result from the long-lived asset’s use and eventual disposition. The Company’s evaluation as to whether impairment may exist, including estimates of future anticipated cash flows, are highly subjective and could differ materially from actual results in future periods. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Although the Company’s strategy is to hold its properties over a long-term period, if the strategy changes or market conditions dictate that the sale of properties at an earlier date would be preferable, a property may be classified as held for sale and an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less cost to sell. There was no impairment recorded for the three months ended March 31, 2014 or 2013.

Investments in Partnerships and Limited Liability Companies:

The Company evaluates its investments in limited liability companies and partnerships to determine whether any such entities may be a VIE and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support provided by any parties or (2) as a group, the holders of the equity investment lack one or more of the essential characteristics of a controlling financial interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the form of ownership interest, voting interest, the size of the investment (including loans) and the rights of other investors to participate in policy making decisions, to replace or remove the manager and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual and/or other pecuniary interests in that VIE.

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

Investments that are not consolidated, over which the Company exercises significant influence but does not control, are accounted for under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for the Company’s portion of earnings or losses and for cash contributions and distributions. Under the equity method of accounting, the Company’s investment is reflected in the condensed consolidated balance sheets and its share of net income or loss is included in the condensed consolidated statements of operations and comprehensive income.

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

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through March 31, 2014, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Parent Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized to general and administrative expense ratably over the requisite service period for awards that include only service vesting conditions and utilizing a graded vesting method (an accelerated vesting method in which the majority of compensation expense is recognized in earlier periods) for awards that include one or more market vesting conditions, adjusted for anticipated forfeitures.

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

Tenant receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowances are charged to bad debt expense which is included in other operating expenses on the accompanying condensed consolidated statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At March 31, 2014 and December 31, 2013, the Company had $458,000 and $895,000, respectively, in allowances for uncollectible accounts (including straight-line deferred rent receivables) as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the three months ended March 31, 2014 and 2013, $206,000 and $337,000, respectively, of receivables were charged to bad debt expense.

Non-controlling Interests:

Non-controlling interests on the condensed consolidated balance sheets of the Parent Company relate to the OP units that are not owned by the Parent Company and the portion of consolidated joint ventures not owned by the Company. The OP units not held by the Parent Company may be redeemed by the Parent Company at the holder’s option for cash. The Parent Company, at its option, may satisfy the redemption obligation with common stock on a one-for-one basis, which has been further evaluated to determine that permanent equity classification on the balance sheets is appropriate.

During the three months ended March 31, 2013, a total of 19,904 OP units related to the 2011 Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of 22,074 shares of the Parent Company’s common stock. The OP units were redeemed for common stock on a one-for-one basis, with additional common stock provided as a result of the accompanying additional redemption obligation that guaranteed consideration equal to $14.00 per OP unit on the date of redemption. The remaining additional redemption obligation of $246,000 associated with the 2011 Edwards Theatres acquisition expired on March 11, 2013 and was reclassified and recognized as a gain in changes in fair value of financial instruments and gain on OP unit redemption (net of a loss of $16,000 on the OP unit redemption) on the accompanying condensed consolidated financial statements. The remaining outstanding OP units related to the 2011 Edwards Theatres acquisition continue to be redeemable by the OP unitholders for cash or common stock on a one-for-one basis (the determination of redemption for cash or common stock is at the Parent Company’s option).

Non-controlling interests on the condensed consolidated balance sheets of the Operating Partnership represent the portion of equity that the Operating Partnership does not own in those entities it consolidates.

Concentration of Risk:

The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At various times during the periods, the Company had deposits in excess of the FDIC insurance limit.

In the three months ended March 31, 2014 and 2013, no tenant accounted for more than 10% of revenues.

At March 31, 2014, the Company’s gross real estate assets in the states of California, Arizona, Virginia and Texas represented approximately 23.8%, 17.5%, 14.8% and 13.9%, respectively, of the Company’s total assets. At December 31, 2013, the Company’s gross real estate assets in the states of California, Arizona, Virginia and Texas represented approximately 23.9%, 17.6%, 14.7% and 13.7%, respectively, of the Company’s total assets. For the three months ended March 31, 2014, the Company’s revenues derived from properties located in the states of California, Arizona, Texas and Virginia represented approximately 27.7%, 19.2%, 15.9% and 13.1%, respectively, of the Company’s total revenues. For the three months ended March 31, 2013, the Company’s revenues derived from properties located in the states of California, Arizona and Virginia represented approximately 18.4%, 17.1% and 10.7%, respectively, of the Company’s total revenues.

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

The Company records all derivative instruments on the condensed consolidated balance sheets at their fair value. In determining the fair value of derivative instruments, the Company also considers the credit risk of its counterparties, which typically constitute larger financial institutions engaged in providing a wide variety of financial services. These financial institutions generally face similar risks regarding changes in market and economic conditions, including, but not limited to, changes in interest rates, exchange rates, equity and commodity pricing and credit spreads.

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

Changes in Accumulated Other Comprehensive Loss:

The following table reflects amounts that were reclassified from accumulated other comprehensive loss and included in earnings for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Parent Company		Operating Partnership
	Three Months Ended		Three Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Balance – January 1	$—	$(572)	$—	$(620)
Unrealized loss on interest rate swaps:
Unrealized losses	—	(1)	—	(1)
Amount reclassified and recognized in net income(1)	—	162	—	162

Net change in other comprehensive income	—	161	—	161
Total other comprehensive loss allocable to non-controlling interests	—	(4)	—	—

Balance – March 31	$—	$(415)	$—	$(459)

(1)	Amounts reclassified from unrealized loss on derivative instruments are included in interest expense in the condensed consolidated statements of operations.

Revision to Consolidated Financial Statements:

Subsequent to the issuance of the Parent Company’s consolidated financial statements for the year ended December 31, 2013, the Parent Company determined that certain dividends paid that were reflected as a reduction of additional paid-in capital should have been reflected as a reduction of available retained earnings. The Parent Company reviewed the impact of this correction with respect to the prior period consolidated financial statements and determined that the correction was not material. However, the Parent Company has revised the accompanying condensed consolidated balance sheet at December 31, 2013 to reflect this correction in the prior period. The effect of the correction to the consolidated balance sheets is an increase to additional paid-in capital and a corresponding decrease to retained earnings of $18.1 million at December 31, 2013. The effect of the correction on previously issued unaudited quarterly reports for the six and nine months ended June 30, 2013 and September 30, 2013 is an increase to additional paid-in capital and a corresponding decrease to retained earnings of $2.2 million and $15.7 million, respectively. The condensed consolidated statement of equity for the three months ended March 31, 2014 included herein reflects a reclassification of $18.1 million from additional paid-in capital to retained earnings relating to the year ended December 31, 2013. This correction had no effect on previously reported revenues, net income, earnings per share, cash flows, or total stockholders’ equity.

Recent Accounting Pronouncements:

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in this update change the requirements for reporting discontinued operations. As a result of ASU 2014-08, a disposal of a component of an entity or a group of components is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also requires an entity to provide certain disclosures about a disposal of an individually significant component of such entity that does not qualify for discontinued operations presentation in the financial statements. The Company chose to early adopt ASU 2014-08 on January 1, 2014, which did not have a material impact on the Company’s consolidated financial position or results of operations.

3. Acquisitions:

The Company completed the following property acquisition in the three months ended March 31, 2013, which was acquired for cash unless specified below (dollars in thousands):

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

The following unaudited pro forma information for the three months ended March 31, 2013 has been prepared to reflect the incremental effect of the property acquired in 2013, as if such acquisition had occurred on January 1, 2012 (dollars in thousands):

Three Months Ended
March 31, 2013
Revenues	$27,722
Net income(1)	$140

(1)	Pro forma results for the three months ended March 31, 2013 were adjusted to exclude non-recurring acquisition costs of approximately $47,000 related to the 2013 acquisition.

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
In-place leases, net of accumulated amortization of $28.3 million and $26.7 million as of March 31, 2014 and December 31, 2013, respectively (with a weighted-average remaining life of 76 and 78 months as of March 31, 2014 and December 31, 2013, respectively)	$43,648	$47,058

Above-market leases, net of accumulated amortization of $8.0 million and $7.5 million as of March 31, 2014 and December 31, 2013, respectively (with a weighted-average remaining life of 61 and 62 months as of March 31, 2014 and December 31, 2013, respectively)	12,716	13,725

Leasing commissions, net of accumulated amortization of $7.6 million and $7.1 million as of March 31, 2014 and December 31, 2013, respectively (with a weighted-average remaining life of 98 and 99 months as of March 31, 2014 and December 31, 2013, respectively)	16,649	17,562

	$73,013	$78,345

Estimated amortization of lease intangible assets as of March 31, 2014 for each of the next five years and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Amount
2014 (remaining nine months)	$12,585
2015	12,586
2016	9,590
2017	8,353
2018	6,885
Thereafter	23,014

Total	$73,013

Amortization expense recorded on the lease intangible assets for the three months ended March 31, 2014 and 2013 was $5.3 million and $7.3 million, respectively. Included in these amounts are $1.0 million and $1.5 million, respectively, of amortization of above-market lease intangible assets recorded against rental revenue.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Below-market leases, net of accumulated amortization of $8.7 million and $7.9 million as of March 31, 2014 and December 31, 2013, respectively (with a weighted-average remaining life of 121 and 123 months as of March 31, 2014 and December 31, 2013, respectively)	$26,967	$28,114

Amortization recorded on the lease intangible liabilities for the three months ended March 31, 2014 and 2013 was $1.1 million and $1.5 million, respectively. These amounts were recorded as rental revenue in the Company’s condensed consolidated statements of operations.

Estimated amortization of lease intangible liabilities as of March 31, 2014 for each of the next five years and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Amount
2014 (remaining nine months)	$2,768
2015	3,192
2016	2,803
2017	2,671
2018	2,469
Thereafter	13,064

Total	$26,967

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

As of March 31, 2014 and December 31, 2013, total carrying amount of assets was approximately $15.3 million and $15.5 million, respectively, which includes approximately $13.3 million of real estate assets at the end of each period. As of March 31, 2014 and December 31, 2013, the total carrying amount of liabilities was approximately $12.3 million and $12.4 million, respectively.

7. Mortgage Loan and Note Receivable

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

Debt of the Operating Partnership

Mortgages Payable

Mortgages payable held by the Operating Partnership at March 31, 2014 and December 31, 2013 consist of the following (dollars in thousands):

	Carrying Amount of Mortgage Notes		Contractual Interest Rate (March 31, 2014)	Effective Interest Rate (March 31, 2014)	Monthly Payment(1)	Maturity Date
Property Pledged as Collateral	March 31, 2014	December 31, 2013
Edwards Theatres	$—	11,520	6.74%	5.50%	95	February 2014
Excel Centre	11,968	12,018	6.08%	6.08%	85	May 2014
Merchant Central	4,344	4,370	5.94%	6.75%	30	July 2014
Gilroy Crossing	45,619	45,836	5.01%	5.01%	263	October 2014
Red Rock Commons(2)	13,970	13,970	1.69%	1.69%	20	March 2015
The Promenade	47,499	47,957	4.80%	4.80%	344	October 2015
5000 South Hulen	13,361	13,421	5.60%	6.90%	83	April 2017
Lake Pleasant Pavilion	27,766	27,855	6.09%	5.00%	143	October 2017
Rite Aid — Vestavia Hills	970	1,015	7.25%	7.25%	21	October 2018
Living Spaces-Promenade(3)	7,075	7,075	7.88%	4.59%	80	November 2019
West Broad Village(4)	39,700	39,700	3.33%	3.33%	110	May 2020
Lowe’s, Shippensburg	13,064	13,157	7.20%	7.20%	110	October 2031
Northside Mall(5)	12,000	12,000	0.07%	1.07%	1	November 2035

	237,336	249,894
Plus: premium(6)	1,207	1,297

Mortgage notes payable, net	$238,543	$251,191

(1)	Amount represents the monthly payment of principal and interest at March 31, 2014.

(2)

The maturity date for the Red Rock Commons construction loan was extended in February 2014 for an additional one-year period and now expires in March 2015. As of March 31, 2014, the construction loan bore interest at the rate of LIBOR plus a margin of 145 to 205 basis points, depending on the Company’s leverage ratio (variable interest rate of 1.69% at March 31, 2014 and December 31, 2013).

(3)

The Company acquired an additional land parcel that it did not previously own at The Promenade retail property in August 2013 and in connection with such acquisition, the Company assumed a mortgage note with a fixed interest rate of 7.88%.

(4)	The loan at the West Broad Village property was refinanced in April 2013 and bears a fixed rate of 3.33% with a new maturity date of May 1, 2020. Debt payments are interest-only through May 2016.

(5)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.07% at March 31, 2014 and 0.10% at December 31, 2013). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association Index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $104,000 and $105,000 at March 31, 2014 and December 31, 2013, respectively, is being amortized as additional interest expense through November 2035.

(6)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the three months ended March 31, 2014 and 2013 was $195,000 and $0, respectively.

The Company’s mortgage debt maturities at March 31, 2014 for each of the next five years and thereafter are as follows (dollars in thousands):

Year Ending December 31,	Amount
2014 (remaining nine months)	$64,603
2015	61,888
2016	2,362
2017	41,431
2018	2,196
Thereafter	64,856

$237,336

Notes Payable

Unsecured Revolving Credit Facility

On October 8, 2013, the Company entered into an amendment to the amended and restated credit agreement (the “2013 Amendment”), which provided for, among other things, an increase in borrowings available under the Operating Partnership’s existing credit facility from $250.0 million to $300.0 million, decreased the applicable interest rate and extended the maturity date. The Operating Partnership has the ability from time to time to increase the size of the unsecured revolving credit facility by up to an additional $200.0 million for a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is April 6, 2018 and may be extended for an additional six months at the Operating Partnership’s option. The Operating Partnership, among other things, is subject to covenants requiring the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt and (2) minimum fixed coverage ratios. At March 31, 2014, the Operating Partnership believes that it was in compliance with all financial covenants in the credit agreement.

As of March 31, 2014, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 to 170 basis points (margin on 130 basis point at March 31, 2014), depending on the Parent Company’s credit rating, as a result of the 2013 Amendment. As of March 31, 2014, the Operating Partnership was also responsible for paying a fee of 0.25% or 0.30% pursuant to the 2013 Amendment on the full capacity of the facility. Borrowings from the unsecured revolving credit facility were $198.0 million and $179.5 million with a weighted-average interest rate of 1.45% and 1.67% at March 31, 2014 and December 31, 2013, respectively. The Operating Partnership issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on the Company’s condensed consolidated balance sheets. At March 31, 2014, there was approximately $89.9 million available for borrowing under the unsecured revolving credit facility. On April 18, 2014, the Company subsequently issued a $4.8 million letter of credit related to its Southlake Park Village property, which reduced the availability under the unsecured revolving credit facility to $85.2 million.

Unsecured Notes

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

9. Earnings Per Share of the Parent Company

Basic earnings (loss) per share of the Parent Company is computed by dividing income (loss) applicable to common stockholders by the weighted-average shares outstanding, as adjusted for the effect of participating securities. The Parent Company’s unvested restricted share awards are participating securities as they contain non-forfeitable rights to dividends. The impact of unvested restricted share awards on earnings (loss) per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends and the unvested restricted shares’ participation rights in undistributed earnings (losses).

The calculation of diluted earnings per share for the three months ended March 31, 2014 does not include 225,675 shares of unvested restricted common stock or 1,019,523 OP units as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. The calculation of diluted earnings per share for the three months ended March 31, 2013 does not include 699,719 shares of unvested restricted common stock or 1,241,259 OP units, as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. In addition, 3,367,200 and 3,333,400 shares of common stock, respectively, for the three months ended March 31, 2014 and 2013, which were issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (“Series A preferred stock”), were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method.

Computations of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 (in thousands, except share data) were as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Basic earnings per share:
Income from continuing operations	$2,278	$219
Preferred dividends	(2,744)	(2,744)
Allocation to participating securities	(132)	(121)
Income from continuing operations attributable to non-controlling interests	(83)	(28)

Loss from continuing operations applicable to the common stockholders	$(681)	$(2,674)

Net loss attributable to the common stockholders	$(549)	$(2,448)
Allocation to participating securities	(132)	(121)

Net loss applicable to the common stockholders	$(681)	$(2,569)

Weighted-average common shares outstanding:
Basic and diluted	47,785,100	45,352,489

Basic and diluted earnings per share:
Loss from continuing operations per share attributable to the common stockholders	$(0.01)	$(0.06)
Income from discontinued operations per share attributable to the common stockholders	—	—

Net loss per share attributable to the common stockholders	$(0.01)	$(0.06)

10. Earnings Per Unit of the Operating Partnership

Basic earnings (loss) per unit of the Operating Partnership is computed by dividing income (loss) applicable to unitholders by the weighted-average OP units outstanding, as adjusted for the effect of participating securities. The Operating Partnership’s unvested restricted OP unit awards are participating securities as they contain non-forfeitable rights to dividends. The impact of unvested restricted OP unit awards on earnings (loss) per unit has been calculated using the two-class method whereby earnings are allocated to the unvested restricted OP unit awards based on distributions and the unvested restricted OP units’ participation rights in undistributed earnings (losses).

The calculation of diluted earnings per unit for the three months ended March 31, 2014 does not include 225,675 unvested restricted OP units, as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the unitholders. The calculation of diluted earnings per unit for the three months ended March 31, 2013 does not include 699,719 unvested restricted OP units as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the unitholders. In addition, 3,367,200 and 3,333,400 OP units, respectively, for the three months ended March 31, 2014 and 2013, which were issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Units (“Series A preferred units”), were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method.

Computations of basic and diluted earnings per unit for the three months ended March 31, 2014 and 2013 (in thousands, except share data) were as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Basic earnings per unit:
Income from continuing operations	$2,278	$219
Preferred distributions	(2,744)	(2,744)
Allocation to participating securities	(132)	(121)
Income from continuing operations attributable to non-controlling interests	(93)	(87)

Loss from continuing operations applicable to the unitholders	$(691)	$(2,733)

Net loss attributable to the unitholders	$(559)	$(2,507)
Allocation to participating securities	(132)	(121)

Net loss applicable to the unitholders	$(691)	$(2,628)

Weighted-average common OP units outstanding:
Basic and diluted	48,804,623	46,593,748

Basic and diluted earnings per unit:
Loss from continuing operations per unit attributable to the unitholders	$(0.01)	$(0.06)
Income from discontinued operations per unit attributable to the unitholders	—	—

Net loss per unit attributable to the unitholders	$(0.01)	$(0.06)

11. Derivatives and Hedging Activities

In December 2010, the Company executed two pay-fixed interest rate swaps with a notional value of $55.8 million (weighted-average interest rate of 1.41%) to hedge the variable cash flows associated with one of the Company’s mortgage payables. As a result of the interest rate swaps, the Company either (1) received the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate was less than LIBOR or (2) paid such difference if the Strike Rate was greater than LIBOR. No initial investment was made to enter into either of the interest rate swap agreements. The two interest rate swaps were settled in December 31, 2013 in connection with the repayment of the underlying mortgage note at the Park West Place property. The Company had no derivative financial instruments outstanding at March 31, 2014 and had no derivative financial instruments outstanding prior to the execution of the two swaps.

During the three months ended March 31, 2014 and 2013, the Company did not record any amounts in earnings attributable to hedge ineffectiveness.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Amount of unrealized loss recognized in OCI (effective portion):
Interest rate swaps	$—	$(1)
Other derivatives	—	—

Total	$—	$(1)

Amount of loss reclassified from accumulated OCI into income (effective portion):
Interest rate swaps (interest expense)	$—	$(162)
Other derivatives	—	—

Total	$—	$(162)

Amount of gain recognized in income (ineffective portion and amount excluded from effectiveness testing):
Interest rate swaps (other income/expense)	$—	$—
Other derivatives (changes in fair value of financial instruments and gain on OP unit redemption)	—	230

Total	$—	$230

12. Equity of the Parent Company

The Parent Company has issued restricted stock awards to senior executives, directors and employees totaling 1,316,097 shares of common stock (net of forfeitures of 488,864 shares), which are included in the total shares of common stock outstanding as of March 31, 2014.

As of March 31, 2014, the Parent Company had outstanding 2,000,000 shares of Series A preferred stock, with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series A preferred stock when, as and if declared by the Parent Company’s board of directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series A preferred stock is $1.75, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is convertible, at the holders’ option, at any time and from time to time, into common stock of the Parent Company. The initial conversion rate of the Series A preferred stock was 1.6667 shares of common stock per share of Series A preferred stock. Effective September 26, 2013 (the ex-dividend date), the conversion rate was adjusted to 1.6836 shares of common stock per share of Series A preferred stock as a result of the aggregate dividends that the Parent Company declared and paid on its common stock, beginning with the quarter ended September 30, 2011 and through the quarter ended September 30, 2013, being in excess of the reference dividend of $0.15 per share. The conversion rate will continue to be subject to customary adjustments in certain circumstances. Beginning on April 1, 2014, the Parent Company may, at its option, convert some or all of the Series A preferred stock if the closing price of the common stock equals or exceeds 140% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the notice of exercise of conversion is sent and the Parent Company has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the Series A preferred stock.

As of March 31, 2014, the Parent Company had outstanding 3,680,000 shares of 8.125% Series B Cumulative Redeemable Preferred Stock (“Series B preferred stock”), with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series B preferred stock, when, as and if declared by the Parent Company’s board of directors, at a rate of 8.125% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series B preferred stock is $2.03125, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series B preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. At any time on and after January 31, 2017, the Parent Company may, at its option, redeem the Series B preferred stock, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. In addition, upon the occurrence of a change of control, the Parent Company or a successor may, at its option, redeem the Series B preferred stock, in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.

The Parent Company’s board of directors has authorized a stock repurchase program under which the Parent Company may acquire up to $50.0 million of its common stock and preferred stock in open market and negotiated purchases with no expiration date (the repurchase program was increased from $30.0 million to $50.0 million in February 2014). In the three months ended March 31, 2014, the Parent Company repurchased 105,775 shares of its common stock for an aggregate cost of approximately $1.3 million (including transaction costs) at a weighted-average purchase price of $12.52 per share. The repurchased shares of common stock were subsequently retired by the Parent Company with the funds provided from the sale of the OP units to the Operating Partnership. No stock was repurchased during the year ended December 31, 2013. As of March 31, 2014, approximately $41.9 million remained available under the stock repurchase program to acquire outstanding shares of the Parent Company’s common stock and preferred stock.

The Parent Company and the Operating Partnership have entered into equity distribution agreements (the “Equity Distribution Agreements”) with four sales agents, under which the Parent Company can issue and sell shares of its common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements were initially entered into in March 2012 with an aggregate offering price of up to $50.0 million and subsequently amended and restated in May 2013, permitting additional sales with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. During the year ended December 31, 2013, the Parent Company issued 3,211,928 shares pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $40.7 million at an average stock issuance price of $13.05 per share. The net proceeds of $40.7 million were contributed to the Operating Partnership in exchange for 3,211,928 OP units. During the three months ended March 31, 2014, the Parent Company did not issue any shares pursuant to the Equity Distribution Agreements.

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

A charge/credit is recorded each period in the condensed consolidated statements of income for the non-controlling interests’ proportionate share of the Company’s net income (loss).

On March 31, 2014, the Parent Company accrued a liability for a dividend of $8.5 million payable to the common stockholders of record, a dividend of $2.7 million payable to the preferred stockholders of record and a distribution of $178,000 payable to the holders of record of OP units as of March 31, 2014, each of which was paid in April 2014.

2010 Equity Incentive Award Plan

The Company has established the 2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (the “2010 Plan”), pursuant to which the Parent Company’s board of directors or a committee of its independent directors may make grants of stock options, restricted stock, stock appreciation rights and other stock-based awards to its non-employee directors, employees and consultants (an equivalent amount of common OP units are issued to the Parent Company for each such grant with similar terms and conditions). The maximum number of shares of the Parent Company’s common stock that may be issued pursuant to the 2010 Plan is 1,350,000 (of which 34,274 shares of common stock remain available for issuance as of March 31, 2014).

The following shares of restricted common stock were issued during the three months ended March 31, 2014:

Grant Date	Price at Grant Date	Number	Vesting Period (yrs.)
March 7, 2014(1)	$12.57	4,000	4
March 18, 2014(2)	$12.80	558,331	1, 3
March 24, 2014(3)	$12.56	83,500	3

(1)

Shares issued to certain of the Company’s employees. These shares vest over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in equal quarterly installments thereafter.

(2)

Shares issued to senior management and other employees of the Company. A portion of the stock grants (452,500 shares of restricted common stock) vest over a three-year period and include performance or service conditions. The remaining stock grants (105,831 shares of restricted common stock) include a variety of performance and market conditions, with the restricted shares vesting at the discretion of the Parent Company’s board of directors on December 31, 2014 based on the achievement of the Company’s objectives during the year ended December 31, 2014.

(3)	Shares issued to certain of the Company’s employees. These shares vest over three years with 33% vesting in equal annual installments on December 31, 2014, 2015 and 2016.

Shares of the Parent Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Parent Company’s restricted common stock have full voting rights and rights to dividends upon grant. The Company recognized compensation expense during the three months ended March 31, 2014 and 2013 of $574,000 and $562,000, respectively, related to the restricted common stock grants ultimately expected to vest. Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures for all periods presented. Stock compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

As of March 31, 2014 and December 31, 2013, there was approximately $9.6 million and $1.6 million, respectively; of total unrecognized compensation expense related to the non-vested shares of the Parent Company’s restricted common stock. As of March 31, 2014 and December 31, 2013, this expense was expected to be recognized over a weighted-average remaining period of 2.3 and 1.1 years, respectively.

	Number of Unvested Shares of Restricted Common Stock	Weighted- Average Grant Date Fair Value
Balance - January 1, 2014	611,683	$9.73
Grants	645,831	$12.77
Forfeitures	(465,864)	$8.87
Vested	(36,796)	$12.96

Balance - March 31, 2014	754,854	$12.71

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount of their eligible compensation as determined by the Internal Revenue Service. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to 3.0% of eligible compensation and 50% of employee deferrals for the next 2.0% of eligible compensation, is fully vested and funded as of March 31, 2014. Costs related to the matching portion of the plan for the three months ended March 31, 2014 and 2013 were approximately $39,000 and $36,000, respectively.

13. Equity of the Operating Partnership

As of March 31, 2014, the Operating Partnership had outstanding 49,580,484 OP units. The Parent Company owned 97.9% of the partnership interests in the Operating Partnership at March 31, 2014, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

In addition, as of March 31, 2014, the Operating Partnership had outstanding 2,000,000 Series A preferred units and 3,680,000 8.125% Series B Cumulative Redeemable Preferred Units (collectively referred to as the “Preferred Units”). The Preferred Units were issued to the Parent Company in exchange for the net proceeds from the issuance of preferred stock of the Parent Company and contain the same terms and conditions as the preferred stock instruments (including, among other things, distribution rates and exchange or redemption provisions).

In the three months ended March 31, 2014, the Operating Partnership repurchased 105,775 common OP units from the Parent Company (in connection with the Parent Company’s repurchase of its common stock) for an aggregate cost of approximately $1.3 million (including transaction costs) at a weighted-average purchase price of $12.52 per unit. The OP units were subsequently retired by the Operating Partnership. No OP units were repurchased from the Parent Company in connection with repurchases of its common stock during the year ended December 31, 2013.

In connection with the Equity Distribution Agreements, during the year ended December 31, 2013 the Operating Partnership issued 3,211,928 OP units to the Parent Company in exchange for net proceeds of approximately $40.7 million, which were used to repay outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes. During the three months ended March 31, 2014, the Operating Partnership did not issue any OP units to the Parent Company in connection with the Equity Distribution Agreements.

Consolidated net income is reported in the Operating Partnership’s condensed consolidated financial statements at amounts that include the amounts attributable to both the unitholders and the non-controlling interests in a consolidated joint venture property. During the period from March 2012 to March 2013, a total of 591,474 OP units related to the 2011 Edwards Theatres acquisition were tendered to the Parent Company for redemption, resulting in the issuance of an additional 531,768 shares of the Parent Company’s common stock (and the issuance of an equivalent number of OP units to the Parent Company) and cash payments totaling approximately $1.9 million to former unitholders (see Note 19 for further discussion).

The following table shows the vested partnership interests in the Operating Partnership as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	47,806,107	97.9%	47,769,682	97.9%
Non-controlling interests consisting of:
OP units held by employees and third parties	1,019,523	2.1%	1,019,523	2.1%

Total	48,825,630	100.0%	48,789,205	100.0%

14. Investment in Unconsolidated Entities

On September 7, 2012, the Company contributed the La Costa Town Center property to a limited liability company (“La Costa LLC”) with GEM Realty Capital, Inc. (“GEM”). As a result of the contribution, the Company and GEM hold 20% and 80% ownership interests, respectively, in La Costa LLC. The Company received approximately $21.2 million in exchange for the 80% ownership interest acquired by GEM. The Company’s remaining interest is reflected in the accompanying balance sheets at the Company’s historical cost basis as an investment in a profit-sharing arrangement. The contribution was not considered a sale of real estate due to terms in the La Costa LLC formation documents that could require the Company’s continuing participation in the future under certain circumstances. La Costa LLC does not qualify as a VIE and consolidation is not required as the Company does not control the operations of the property and the majority owner bears the majority of any losses incurred. The Company receives 20% of the cash flow distributions and may receive a greater portion of cash distributions in the future based upon the performance of the property and the availability of cash for distribution. In addition, the Company receives fees in its role as the day-to-day property manager and for any development services that it provides. The Company’s interest in the income or losses of the underlying venture is reflected in a manner similar to the equity method of accounting.

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

General information on the La Costa LLC and Bay Hill properties as of March 31, 2014 was as follows:

Unconsolidated Investment	Partner	Ownership Interest	Formation/ Acquisition Date	Property
La Costa LLC(1)	GEM	20%	September 7, 2012	La Costa Town Center
Bay Hill(2)	MDC	50%	October 19, 2012	The Fountains at Bay Hill

(1)

At March 31, 2014, La Costa LLC had real estate assets of $23.9 million, total assets of $25.6 million, mortgages payable of $14.1 million and total liabilities of $14.6 million. At December 31, 2013, La Costa LLC had real estate assets of $23.4 million, total assets of $25.7 million, mortgages payable of $14.1 million and total liabilities of $14.5 million. Total revenues were $391,000, total expenses were $652,000 (including interest expense) and net loss was $261,000 for the three months ended March 31, 2014. Total revenues were $1.9 million, total expenses were $1.4 million (including interest expense) and net income was $186,000 for the three months ended March 31, 2013. The mortgage note was assumed with the contribution of the property and bears interest at the rate of LIBOR plus a margin of 575 basis points (5.9% at each of March 31, 2014 and December 31, 2013). The mortgage note has a maturity date of October 1, 2014, which may be extended for three additional one-year periods at La Costa LLC’s election and upon the satisfaction of certain conditions (including the payment of an extension fee upon the exercise of the second and third renewal options, execution of an interest rate cap and the establishment of certain reserve accounts). La Costa LLC has also entered into an interest rate cap related to the mortgage note, which limits LIBOR to a maximum of 3.0% and expires on October 1, 2014.

(2)

At March 31, 2014, Bay Hill had real estate assets of $36.9 million, total assets of $39.6 million, mortgages payable of $23.3 million and total liabilities of $25.5 million. At December 31, 2013, Bay Hill had real estate assets of $37.0 million, total assets of $39.9 million, mortgages payable of $23.4 million and total liabilities of $25.6 million. Total revenues were $964,000, total expenses were $721,000 (including interest expense) and net income was $244,000 for the three months ended March 31, 2014. Total revenues were $955,000, total expenses were $951,000 (including interest expense) and net income was $4,000 for the three months ended March 31, 2013. The mortgage note assumed with the acquisition of the Bay Hill property bears interest at the rate of LIBOR plus a margin of 325 basis points (3.4% at each of March 31, 2014 and December 31, 2013). The mortgage note has a maturity date of April 2, 2015, which may be extended for two additional one-year periods at the borrower’s election and upon the satisfaction of certain conditions.

15. Discontinued Operations

On July 19, 2013, the Company completed the disposition of the Walgreens property, located in North Corbin, Kentucky, for a sales price of approximately $4.5 million, excluding closing costs. On September 13, 2013, the Company completed the disposition of the Grant Creek Town Center property, located in Missoula, Montana, for a sales price of approximately $32.3 million, excluding closing costs. The Grant Creek Town Center property sale was classified as an exchange pursuant to section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”); therefore, the funds were restricted as to their usage and were reflected as restricted cash on the condensed consolidated balance sheets at September 30, 2013. The Company subsequently utilized the funds to provide the purchase price for the acquisition of two properties during the three months ended December 31, 2013.

All properties sold were part of the retail properties segment – see Note 21. The following table provides information regarding the disposition of the properties:

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

The results of operations for the properties are reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. The following table summarizes the revenue and expense components that comprise income from discontinued operations (dollars in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Total revenues	$—	$682
Total expenses	—	577

Income before non-controlling interests and gain on sale of real estate assets	—	105
Gain on sale of real estate assets	—	—
Non-controlling interest in discontinued operations(1)	—	64

Income from discontinued operations available to the common stockholders	$—	$169

(1)

Amounts represent the portion of non-controlling interest related to OP units not held by the Parent Company that would be attributable to discontinued operations (no amounts would be allocable with respect to the condensed consolidated financial statements of the Operating Partnership).

16. Related Party Transactions

Subsequent to the Parent Company’s initial public offering, many of the employees of Excel Realty Holdings, LLC (“ERH”) became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. For the three months ended March 31, 2014 and 2013, approximately $76,000 and $83,000, respectively, was reimbursed to the Company from ERH and included in other income in the condensed consolidated statements of operations.

At March 31, 2013, the Operating Partnership had recognized an amount due from the Parent Company of approximately $2.9 million (classified within other assets in the condensed consolidated balance sheets) relating to proceeds from the issuance of the Parent Company’s common stock (with the issuance of an equivalent number of common OP units to the Parent Company), which had not yet been contributed to the Operating Partnership. The Operating Partnership collected the receivable in April 2013.

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

Income Taxes of the Operating Partnership

As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the general and limited partners. Accordingly, no accounting for income taxes is required in the accompanying condensed consolidated financial statements. The Operating Partnership may be subject to certain state or local taxes on its income and property.

The Operating Partnership has formed a taxable REIT subsidiary (the “TRS”) on behalf of the Parent Company. In general, the TRS may perform non-customary services for tenants, hold assets that the Parent Company cannot hold directly and, except for the operation or management of health care facilities or lodging facilities or the providing of any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, may engage in any real estate or non-real estate related business. The TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. The TRS accounts for income taxes in accordance with the provisions of the Income Taxes Topic of the FASB ASC, which requires the Company to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between GAAP carrying amounts and their respective tax bases.

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

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis (dollars in thousands):

	Balance at March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations(1)	$471	$—	$—	$471

	Balance at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations(1)	$507	$—	$—	$507

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

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2014 (dollars in thousands):

Other Assets Related to Business Combinations (1)
Beginning balance, January 1, 2014	$507
Total gains: included in earnings	—
Purchases, issuances or settlements	(36)

Ending balance, March 31, 2014	$471

(1)	The change of $36,000 for other assets related to business combinations during the three months ended March 31, 2014 is comprised of cash payments received on the master lease asset.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2013 (dollars in thousands):

	Other Assets Related to Business Combinations (1)	Contingent Consideration Related to Business Combinations (2)	Derivative Instruments Related to Business Combinations (3)
Beginning balance, January 1, 2013	$992	$(1,787)	$(274)
Total gains: Included in earnings	—	—	246
Purchases, issuances or settlements	(162)	—	28

Ending balance, March 31, 2013	$830	$(1,787)	$—

(1)	The change of $162,000 for other assets related to business combinations during the three months ended March 31, 2013 is comprised of payments received on the master lease assets.

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

There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to any of the three levels of the fair value hierarchy during the three months ended March 31, 2014 and 2013.

The following table provides quantitative disclosure about significant unobservable inputs related to financial assets and liabilities measured on a recurring basis (Level 3 of the fair value hierarchy) as of March 31, 2014:

	Fair Value at March 31, 2014	Valuation Technique(s)	Unobservable Input	Range/value (Weighted- Average)
Other assets related to business combinations(1)	$471	Cash flow	Tenant improvement allowance Lease commission TI construction period	$ $	30.00/sf - 35.00/sf 6.0 5 months	%

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

The fair values of certain additional financial assets and liabilities at March 31, 2014 and December 31, 2013 (fair value measurements categorized as Level 3 of the fair value hierarchy) are as follows (dollars in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Note receivable (Other Assets)	$750	$750	$750	$750
Financial liabilities:
Mortgage notes payable	238,543	243,965	251,191	254,473
Notes payable	198,000	196,375	179,500	179,500
Unsecured notes	100,000	100,390	100,000	100,000

20. Subsequent Events

On April 1, 2014, the Company prepaid the outstanding balance of the mortgage note at the Excel Centre property in the amount of approximately $12.0 million (including accrued, but unpaid interest, through the date of repayment).

21. Segment Disclosure

The Company’s reportable segments consist of the three types of commercial real estate properties for which management internally evaluates operating performance and financial results: Office Properties, Multi-family Properties and Retail Properties. The Company was formed for the primary purpose of owning and operating Retail Properties. As such, administrative costs are shown under the Retail Properties segment. The Retail Properties operating segment also includes undeveloped land which the Company intends to develop into retail properties.

The Company evaluates the performance of the operating segments based upon property operating income. “Property Operating Income” is defined as operating revenues (rental revenue, tenant recoveries and other income) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses). The Company also evaluates interest expense, interest income, and depreciation and amortization by segment. Corporate general and administrative expense, interest expense related to corporate indebtedness and other non-recurring gains or losses are reflected within the Retail Properties operating segment as this constitutes the Company’s primary business objective and represents the majority of its operations. There is no intersegment activity.

The following tables reconcile the Company’s segment activity to its consolidated results of operations and financial position for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Office Properties:
Total revenues	$2,161	$2,050
Property operating expenses	(853)	(844)

Property operating income, as defined	1,308	1,206
General and administrative costs	(5)	(5)
Depreciation and amortization	(892)	(940)
Interest expense	(187)	(192)

Net income	$224	$69

Multi-family Properties:
Total revenues	$1,401	$1,319
Property operating expenses	(453)	(304)

Property operating income, as defined	948	1,015
General and administrative costs	(14)	(144)
Depreciation and amortization	(463)	(1,148)

Net income (loss)	$471	$(277)

Retail Properties:
Total revenues	$27,036	$23,478
Property operating expenses	(6,532)	(5,224)

Property operating income, as defined	20,504	18,254
General and administrative costs	(3,796)	(3,682)
Depreciation and amortization	(10,441)	(10,078)
Interest expense	(4,802)	(4,386)
Interest income	49	50
Income from equity in unconsolidated entities	69	39
Changes in fair value of financial instruments and gain on OP unit redemption	—	230

Income from continuing operations	1,583	427
Income from discontinued operations	—	105

Net income	$1,583	$532

Total Reportable Segments:
Total revenues	$30,598	$26,847
Property operating expenses	(7,838)	(6,372)

Property operating income, as defined	22,760	20,475
General and administrative costs	(3,815)	(3,831)
Depreciation and amortization	(11,796)	(12,166)
Interest expense	(4,989)	(4,578)
Interest income	49	50
Income from equity in unconsolidated entities	69	39
Changes in fair value of financial instruments and gain on OP unit redemption	—	230

Income from continuing operations	2,278	219
Income from discontinued operations	—	105

Net income	$2,278	$324

Reconciliation to Consolidated Net Income Attributable to the Common Stockholders (Parent Company):
Total net income for reportable segments	$2,278	$324
Net income attributable to non-controlling interests	(83)	(28)

Net income attributable to Excel Trust, Inc.	$2,195	$296

Reconciliation to Consolidated Net Income Attributable to the Unitholders (Operating Partnership):
Total net income for reportable segments	$2,278	$324
Net income attributable to non-controlling interests	(93)	(87)

Net income attributable to Excel Trust, L.P.	$2,185	$237

	March 31,	December 31,
	2014	2013
Assets:
Office Properties:
Total assets	$66,676	$67,273
Multi-family Properties:
Total assets	70,327	70,732
Retail Properties:
Total assets	1,078,695	1,080,816

Total Reportable Segments & Consolidated Assets:
Total assets	$1,215,698	$1,218,821

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2013. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

The following table reflects our total portfolio at March 31, 2014 (a property is reclassified from development to the operating portfolio at the earlier of 85% occupancy or one year from completion and delivery of the space):

	Gross Leasable Area (GLA)	% Occupied	% Leased	Number of Properties
Operating Portfolio:
Retail properties	5,879,731	92.7%	93.7%	34
Multi-family properties(1)	339 units	92.9%	97.6%	n/a
Office properties	338,339	85.5%	85.5%	2

Total/weighted-average operating portfolio	6,218,070	92.3%	93.3%	36

Development properties(2)	311,735	31.3%	35.2%	n/a
Unconsolidated properties(3)	225,975	65.7%	65.7%	2

Total Portfolio:
Total/weighted-average total portfolio	6,755,780	88.6%	89.7%	38

(1)

Includes the 339 apartment units on the upper levels of our West Broad Village retail shopping center (the number of apartment units and leased percentage are not included in the total/weighted-average).

(2)

Our non-operating properties consisted of Phase II of our Chimney Rock property and an undeveloped land parcel, Southlake Park Village, which are currently under development and are expected to contain approximately 336,000 square feet of GLA upon completion. Phase I of our Chimney Rock property is classified as an operating property).

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

Critical Accounting Policies

A complete discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission, or SEC, and is accessible on the SEC’s website at www.sec.gov.

New Accounting Standards

See Note 2 to the condensed consolidated financial statements included elsewhere herein for disclosure of new accounting standards.

Results of Operations

We operate through three reportable business segments: retail properties, multi-family properties and office properties. At March 31, 2014, we owned 34 consolidated retail operating properties with a total of approximately 5.9 million square feet of GLA. The multi-family segment consists of apartment units at one retail property, West Broad Village, which is located in Richmond, Virginia. The office segment consists of two properties, Excel Centre, a portion of which is utilized as our headquarters, and the Promenade Corporate Center. These office properties total 338,339 square feet of GLA.

The following table reflects leasing activity at our consolidated retail and office operating properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases during the three months ended March 31, 2014:

	Number of Leases	GLA	Weighted- Average Lease Rate	Weighted- Average Prior Lease Rate	% Increase (Decrease)	Tenant Improvement Allowance (sf)	Leasing Commission (sf)
Comparable leases	39	166,495	$19.19	$18.40	4.3%	$0.58	$2.17
Non-comparable leases	12	29,561	$23.28	n/a	n/a	$36.61	$7.00

Total leasing activity	51	196,056

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

The following table sets forth historical financial information related to our operating portfolio for same properties (all properties that we consolidated, owned and operated for the entirety of both periods being compared, except for properties that were entirely or primarily under redevelopment or development during either or both of the periods being compared), new properties (properties that were not owned during the entirety of the periods being compared), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either or both of the periods being compared) and corporate entities (legal entities performing general and administrative functions) (dollars in thousands, except on a per square foot basis):

	Same Properties(1)		New Properties		Redevelopment/ Development Properties		Corporate		Total
	As of March 31,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rentable GLA	5,348,060	5,348,060	870,010	162,463	—	—	—	—	6,218,070	5,510,523
Percent leased	92.9%	91.7%	95.5%	92.4%	—	—	—	—	93.3%	91.7%
Number of properties	30	30	6	1	—	—	—	—	36	31
Percent of total portfolio	86.0%	97.1%	14.0%	2.9%	—	—	—	—	100.0%	100.0%

	Same Properties		New Properties		Redevelopment/ Development Properties		Corporate		Total
	Three months ended March 31,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rental revenue	$21,669	$21,506	$3,236	$453	$62	$—	$(59)	$(57)	$24,908	$21,902
Tenant recoveries	4,456	4,552	790	96	10	—	—	(18)	5,256	4,630
Other income	235	160	7	—	—	—	192	155	434	315

Total revenues	26,360	26,218	4,033	549	72	—	133	80	30,598	26,847
Rental operations(2)	7,195	6,609	874	117	17	—	(248)	(354)	7,838	6,372

Property operating income	$19,165	$19,609	$3,159	$432	$55	$—	$381	$434	$22,760	$20,475

(1)

Excludes two properties, Walgreens — North Corbin and Grant Creek Towne Center, which were sold in 2013 and have been reflected as discontinued operations for all periods presented in the condensed consolidated financial statements contained elsewhere herein. These properties had been classified as same properties in previous filings with the SEC.

(2)	Amount includes the following expenses that are directly attributable to a property: maintenance and repairs, real estate taxes, management fees and other operating expenses.

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013	Change	Percent Change
Property operating income	$22,760	$20,475	$2,285	11.2%
Unallocated (income) expense:
General and administrative	3,815	3,831	(16)	0.4%
Depreciation and amortization	11,796	12,166	(370)	3.0%

Operating income	7,149	4,478	2,671	59.6%
Interest expense, net	(4,940)	(4,528)	(412)	9.1%
Income from equity in unconsolidated entities	69	39	30	76.9%
Changes in fair value of financial instruments and gain on redemption of OP units	—	230	(230)	n/a

Income from continuing operations	2,278	219	2,059	940.2%
Income from discontinued operations	—	105	(105)	n/a

Net income	$2,278	$324	$1,954	603.1%

Property operating income: Property operating income increased by $2.3 million, or 11.2%, to $22.8 million for the three months ended March 31, 2014 compared to $20.5 million for the three months ended March 31, 2013. The increase was primarily related to the acquisition of five consolidated operating properties after March 31, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade). Same property operating income decreased $444,000, primarily as a result of the treatment of employment costs as general and administrative expenses during the three months ended March 31, 2013 and as management fees thereafter due to the hiring of on-site management employees after March 31, 2013 at our multi-family property (previously employed by a separate management company) and a one-time increase in tenant recoveries at one property in 2013 due to an increase in property taxes from the completion of development activities.

General and administrative: General and administrative expenses decreased by $16,000, or 0.4%, to $3.8 million for the three months ended March 31, 2014 compared to $3.8 million for the three months ended March 31, 2013. An increase in transaction costs and consulting fees due to our continued growth was partially offset by a decrease in audit and professional fees. Included in general and administrative expenses was share-based compensation expense for the three months ended March 31, 2014 and 2013 of $574,000 and $562,000, respectively.

Depreciation and amortization: Depreciation and amortization expense decreased $370,000, or 3.0%, to $11.8 million for the three months ended March 31, 2014 compared to $12.2 million for the three months ended March 31, 2013. The decrease was primarily related to the full amortization of certain assets associated with certain of our older property acquisitions, partially offset by the purchase of five consolidated operating properties after March 31, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade).

Interest expense, net: Interest expense, net increased $412,000, or 9.1%, to $4.9 million for the three months ended March 31, 2014 compared to $4.5 million for the three months ended March 31, 2013. The increase was primarily due to the assumption of approximately $7.3 million of mortgage debt in connection with our acquisition of the additional land parcel at The Promenade retail center, the issuance of $100.0 million of unsecured notes at a weighted-average interest rate of 4.6% in November 2013 and higher levels of outstanding borrowings under our unsecured revolving credit facility during the three months ended March 31, 2014, partially offset by an increase in capitalized interest.

Income from equity in unconsolidated entities: Income of $69,000 and $39,000 for the three months ended March 31, 2014 and 2013, respectively, are comprised of our proportionate share of the net income from the operations of these properties.

Changes in fair value of financial instruments and gain on redemption of OP units: A gain on changes in fair value of financial instruments and gain on redemption of OP units of approximately $230,000 was recognized in the three months ended March 31, 2013 as a result of (1) the redemption of 19,904 OP units and (2) the expiration of the guaranteed redemption period for OP units issued in connection with the 2011 Edwards acquisition, which resulted in the recognition of a gain of approximately $246,000 representing the unutilized portion of the remaining redemption provision.

Income from discontinued operations: Income of $105,000 for the three months ended March 31, 2013, represents the operations of our Walgreens and Grant Creek Town Center properties, which were sold on July 19, 2013 and September 13, 2013, respectively. As a result of these dispositions, the operations of the properties as of March 31, 2013 are classified as discontinued operations within the condensed consolidated statements of income (see Note 15 of the condensed consolidated financial statements contained elsewhere herein for further discussion).

Results of Operations – Segments

We evaluate the performance of our segments based upon property operating income. “Property Operating Income” is defined as operating revenues (rental revenue, tenant recoveries and other income) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses).

You should read the following discussion in conjunction with the segment information disclosed in Note 21 to our condensed consolidated financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the three months ended March 31, 2014 and 2013 may not be indicative of our future results of operations.

The following table sets forth results of operations presented by segments for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013	Change	Percent Change
Revenues:
Office properties	$2,161	$2,050	$111	5.4%
Multi-family properties	1,401	1,319	82	6.2%
Retail properties	27,036	23,478	3,558	15.2%

Total revenues	$30,598	$26,847	$3,751	14.0%
Property operating expenses:
Office properties	$853	$844	$9	1.1%
Multi-family properties	453	304	149	49.0%
Retail properties	6,532	5,224	1,308	25.0%

Total property operating expenses	$7,838	$6,372	$1,466	23.0%

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Revenue-office properties: Office properties revenue increased by $111,000, or 5.4%, to $2.2 million for the three months ended March 31, 2014 compared to $2.1 million for the three months ended March 31, 2013. The increase was the result of the commencement of new leases at our Promenade Corporate Center and Excel Centre properties in 2014 and 2013 for previously vacant space, resulting in an increase in the leased percentage at the properties from 82.3% at March 31, 2013 to 85.5% at March 31, 2014.

Revenue-multi-family properties: Multi-family property revenue increased by $82,000, or 6.2%, to $1.4 million for the three months ended March 31, 2014 compared to $1.3 million for the three months ended March 31, 2013. The increase was the result of an improvement in the leased percentage of apartments from 92.9% at March 31, 2013 to 97.6% at March 31, 2014.

Revenue-retail properties: Retail property revenue increased by $3.5 million, or 15.2%, to $27.0 million for the three months ended March 31, 2014 compared to $23.5 million for the three months ended March 31, 2013. The increase was primarily related to our acquisition of five consolidated retail operating properties after March 31, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade). In addition, we achieved an increase in contractual lease rates of approximately 4.5% for new or renewed leases executed during the twelve months ending March 31, 2014 for spaces previously occupied.

Property operating expenses-office properties: Office property operating expenses related to our office properties were $853,000 for the three months ended March 31, 2014 and $844,000 for the three months ended March 31, 2013.

Property operating expenses-multi-family properties: Multi-family property operating expenses increased by $149,000, or 49.0%, to $453,000 for the three months ended March 31, 2014 compared to $304,000 for the three months ended March 31, 2013. The increase was primarily related to the hiring of on-site management employees after March 31, 2013. The expense related to these employees are now included in property operating expenses. Prior to the hiring of on-site management employees, expenses related to personnel managing the multi-family property were included in general and administrative expenses. Also, there was an increase in operating expense as a direct result of the increase in the percentage of leased apartments.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $1.3 million, or 25.0%, to $6.5 million for the three months ended March 31, 2014 compared to $5.2 million for the three months ended March 31, 2013. The increase was primarily related to the acquisition of five consolidated retail operating properties after March 31, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade).

Cash Flows

The following is a comparison, for the three months ended March 31, 2014 and 2013, of our cash flows.

Cash and cash equivalents were $5.3 million and $6.6 million ($3.7 million for the Operating Partnership) at March 31, 2014 and 2013, respectively.

Net cash provided by operating activities was $14.6 million for the three months ended March 31, 2014 and $10.6 million for the three months ended March 31, 2013, an increase of $4.0 million. The increase was primarily due to cash flow generated from operations of new acquisitions and cash rent starts on new leases.

Net cash used in investing activities was $5.5 million for the three months ended March 31, 2014 compared to $36.6 million for the three months ended March 31, 2013, a decrease of $31.1 million. The decrease was primarily the result of no property acquisitions in 2014 compared to property acquisitions of $30.7 million in 2013, partially offset by a decrease in capitalized leasing costs of approximately $459,000.

Net cash used in financing activities related to the Parent Company was $7.1 million for the three months ended March 31, 2014 compared to cash provided by financing activities of $27.1 million for the three months ended March 31, 2013, a decrease of $34.2 million. Net cash used in financing activities related to the Operating Partnership was $7.1 million for the three months ended March 31, 2014 compared to cash provided by financing activities of $24.1 million for the three months ended March 31, 2013, a decrease of $31.2 million (net cash provided by financing activities for the three months ended March 31, 2013 does not include approximately $2.9 million of proceeds from equity offerings of the Parent Company not yet contributed in exchange for common OP units). The decrease for both the Parent Company and the Operating Partnership was primarily due higher proceeds from the issuance of common stock in 2013 of approximately $25.6 million for the Parent Company and the issuance of common OP units of $22.7 million for the Operating Partnership and fewer borrowings on the unsecured revolving credit facility of approximately $18.5 million, partially offset by a decrease in payments on outstanding mortgage and notes payable balances of approximately $12.7 million.

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

The following table presents a reconciliation of FFO of Excel Trust, Inc. for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income (loss) attributable to the common stockholders(1)	$(549)	$(2,448)
Non-controlling interest in operating partnership(1)	(10)	(59)
Depreciation and amortization	11,796	12,390
Depreciation and amortization related to joint ventures(2)	170	411

Funds from operations	$11,407	$10,294

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

As of March 31, 2014, the Company owned an approximate 97.9% partnership interest in the Operating Partnership. The remaining 2.1% partnership interests are owned by non-affiliated investors and certain of the Company’s directors and executive officers. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

The liquidity of the Company is dependent on the Operating Partnership’s ability to make sufficient distributions to the Company. The primary cash requirement of the Company is its payment of dividends to its stockholders. The Company also guarantees some of the Operating Partnership’s debt, as discussed further in Note 8 of the condensed consolidated financial statements contained elsewhere herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger the Company’s guarantee obligations, then the Company will be required to fulfill its cash payment commitments under such guarantees. However, the Company’s only significant asset is its investment in the Operating Partnership.

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its stockholders for at least the next twelve months. However, there can be no assurance that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay distributions to the Company, which would in turn adversely affect the Company’s ability to pay cash dividends to its stockholders

The Company’s short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to the Company’s stockholders and operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions,

•	construction of the non-operating portion of some of our properties, and

•	properties under contract or acquired after March 31, 2014.

We have entered into equity distribution agreements, or the Equity Distribution Agreements, with four sales agents, under which the Company can issue and sell shares of its common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements were initially entered into in March 2012 and were subsequently amended and restated in May 2013, permitting additional sales with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the year ended December 31, 2013, the Company issued 3,211,928 shares of its common stock pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $40.7 million at an average stock issuance price of $13.05 per share. The net proceeds of $40.7 million were contributed to the Operating Partnership in exchange for 3,211,928 OP units. During the three months ended March 31, 2014, the Company did not issue any shares pursuant to the Equity Distribution Agreements. As of March 31, 2014, the remaining aggregate offering price for sales of the Company’s shares permitted under the Equity Distribution Agreements was $95.0 million.

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

The Company’s board of directors has authorized a stock repurchase program under which the Company may acquire up to $50.0 million of its common stock and preferred stock in open market and negotiated purchases with no expiration date. As of March 31, 2014, approximately $41.9 million remained available under the stock repurchase program to acquire outstanding shares of the Company’s common stock and preferred stock. See Note 13 to the condensed consolidated financial statements contained elsewhere herein for further discussion).

As circumstances warrant, the Company may issue equity from time to time, dependent upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for preferred or common partnership units of the Operating Partnership. The Operating Partnership may use the proceeds to repay debt, including borrowings under its unsecured revolving credit facility, for acquisitions and for other general corporate purposes.

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

Liquidity and Capital Resources of Excel Trust, L.P.

In this “Liquidity and Capital Resources of Excel Trust, L.P.” section, the terms “we,” “our” and “us” refer to the Operating Partnership together with its consolidated subsidiaries or the Operating Partnership and Excel Trust, Inc. together with their consolidated subsidiaries, as the context requires. Excel Trust, Inc. is our sole general partner and consolidates our results of operations for financial reporting purposes. Because we operate on a consolidated basis with Excel Trust, Inc., the section entitled “Liquidity and Capital Resources of Excel Trust, Inc.” should be read in conjunction with this section to understand our liquidity and capital resources on a consolidated basis.

Analysis of Liquidity and Capital Resources

At March 31, 2014, we had $5.3 million of cash and cash equivalents on hand.

Our short-term liquidity requirements consist primarily of funds to pay for future distributions expected to be paid to our unitholders and operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions,

•	construction of the non-operating portion of some of our properties, and

•	properties under contract or acquired after March 31, 2014.

Our long term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions, capital commitments, construction obligations and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions and developments of new properties that we pursue.

We intend to satisfy our short-term liquidity requirements primarily through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide sufficient cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance our debt service obligations or borrow from our unsecured revolving credit facility to pay for upcoming debt maturities. We expect to incur approximately $42.3 million in construction costs relating to redevelopment or development projects on portions of existing operating properties and at our non-operating properties (Chimney Rock Phase II and Southlake Park Village) and the redevelopment of our unconsolidated La Costa Town Center property. Funds for these costs are expected to come from new mortgage financing, borrowings from our unsecured revolving credit facility and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness, long-term secured and unsecured indebtedness and the use of net proceeds from the disposition of non-strategic assets. In addition, we may, from time to time, offer and sell additional equity and debt securities, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs.

As of March 31, 2014, our mortgage indebtedness consisted of the following:

Property Pledged as Collateral	Principal Balance	Contractual Interest Rate	Monthly Payment(1)	Maturity Date
Excel Centre	$11,968	6.08%	85	May 2014
Merchant Central	4,344	5.94%	30	July 2014
Gilroy Crossing	45,619	5.01%	263	October 2014
Red Rock Commons(2)	13,970	1.69%	20	March 2015
The Promenade	47,499	4.80%	344	October 2015
5000 South Hulen	13,361	5.60%	83	April 2017
Lake Pleasant Pavilion	27,766	6.09%	143	October 2017
Rite Aid — Vestavia Hills	970	7.25%	21	October 2018
Living Spaces-Promenade(3)	7,075	7.88%	80	November 2019
West Broad Village(4)	39,700	3.33%	110	May 2020
Lowe’s, Shippensburg	13,064	7.20%	110	October 2031
Northside Plaza(5)	12,000	0.07%	1	November 2035

	$237,336
Plus: premium(6)	1,207

Mortgage notes payable, net	$238,543

(1)	Amount represents the monthly payment of principal and interest at March 31, 2014.

(2)

The maturity date for the Red Rock Commons construction loan was extended in February 2014 for an additional one-year period and now expires in March 2015. As of March 31, 2014, the construction loan bore interest at the rate of LIBOR plus a margin of 145 to 205 basis points, depending on our leverage ratio (variable interest rate of 1.69% at March 31, 2014).

(3)

We acquired an additional land parcel that we did not previously own at The Promenade retail property in August 2013, and in connection with such acquisition, we assumed a mortgage note with a fixed interest rate of 7.88%.

(4)	The loan at the West Broad Village property was refinanced in April 2013 and bears a fixed rate of 3.33% with a new maturity date of May 1, 2020. Debt payments are interest-only through May 2016.

(5)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.07% at March 31, 2014). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association Index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by us from our unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $104,000 at March 31, 2014 will be amortized as additional interest expense through November 2035.

(6)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

On October 8, 2013, we entered into an amendment to our amended and restated credit agreement, or the 2013 Amendment, which provided for, among other things, an increase in borrowings available under our existing credit facility from $250.0 million to $300.0 million, decreased the applicable interest rate and extended the maturity date. We have the ability from time to time to increase the size of the credit facility by up to an additional $200.0 million for a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent. The amended maturity date is April 6, 2018 and may be extended for an additional six months at our option.

As of March 31, 2014, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 to 170 basis points, depending on Excel Trust, Inc.’s credit rating. As of March 31, 2014, we were also responsible for paying a fee of 0.25% to 0.30% on the full capacity of the facility. Borrowings under the unsecured revolving credit facility were $198.0 million at March 31, 2014 at a weighted-average interest rate of 1.45%. In addition, we issued a $12.1 million letter of credit from the unsecured revolving credit facility, which secures an outstanding $12.0 million bond payable for the Northside Mall. This bond is included with the mortgages payable on our condensed consolidated balance sheets. At March 31, 2014, there was approximately $89.9 million available for borrowing under the unsecured revolving credit facility. On April 18, 2014, we subsequently issued a $4.8 million letter of credit related to our Southlake Park Village property, which reduced the availability under our unsecured revolving credit facility to $85.2 million.

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

The following is a summary of key financial covenants and their covenant levels as of March 31, 2014:

	Required		Actual
Key financial covenant:
Ratio of total liabilities to total asset value (maximum)	60.0%		45.8%
Ratio of adjusted EBITDA to fixed charges (minimum)	1.50	x	2.13	x
Ratio of secured indebtedness to total asset value (maximum)	40.0%		21.0%

(1)	For a complete listing of all debt covenants related to our consolidated indebtedness as well as definitions of the above terms, please refer to our applicable filings with the SEC.

As of March 31, 2014, we believe that we were in compliance with all of the covenants under our credit agreement.

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

As of March 31, 2014, our ratio of debt-to-gross undepreciated asset value was approximately 41.7%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and Excel Trust, Inc.’s board of directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments, Contingencies and Contractual Obligations

The following table outlines our contractual obligations (dollars in thousands) at March 31, 2014 related to our mortgage and note indebtedness and other commitments:

	Payments by Period
	2014 (nine months)	2015-2016	2017-2018	Thereafter	Total
Principal payments — fixed rate debt	$64,603	$50,280	$43,627	$152,856	$311,366
Principal payments — variable rate debt(1)	—	13,970	198,000	12,000	223,970
Interest payments — fixed rate debt	10,809	21,321	15,795	20,991	68,916
Interest payments — variable rate debt(1)	2,337	5,798	3,635	127	11,897
Construction costs(2)	28,012	14,292	—	—	42,304

	$105,761	$105,661	$261,057	$185,974	$658,453

(1)

Includes redevelopment revenue bonds at our Northside Mall property, a construction loan at our Red Rock Commons property and outstanding borrowings on our unsecured revolving credit facility (our unsecured revolving credit facility had a balance of $198.0 million at March 31, 2014). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.07% at March 31, 2014). The construction loan bears interest at the rate of LIBOR plus a margin of 145 basis points to 205 basis points, depending on our leverage ratio (interest rate of 1.69% at March 31, 2014). The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 90 basis points to 170 basis points (weighted-average interest rate of 1.45% at March 31, 2014), depending on our credit rating. Interest payments are based on the interest rates in effect and debt balances outstanding on March 31, 2014.

(2)

Amount represents our estimate of costs expected to be incurred to complete the redevelopment of our unconsolidated La Costa Town Center property (representing our proportionate share of the estimated costs) and to complete the undeveloped portion of our Chimney Rock property and our Southlake Park Village development property.

Off-Balance Sheet Arrangements

We hold a 20% ownership interest in an unconsolidated limited liability company, La Costa LLC. In connection with the formation of La Costa LLC in September 2012, we contributed the La Costa Town Center property to the entity in exchange for proceeds of approximately $21.2 million (see Note 14 to the condensed consolidated financial statements contained elsewhere herein for further discussion). La Costa LLC does not qualify as a variable interest entity, or VIE, and consolidation is not required as we do not control the operations of the property. The majority owner bears the majority of any losses incurred. We receive 20% of the cash flow distributions and may receive a greater portion of cash distributions in the future based upon the performance of the property and the availability of cash for distribution. In addition, we receive fees in our role as the day-to-day property manager and for any development services that we provide. We account for our interest in La Costa LLC as a profit-sharing arrangement, which is reflected in a manner that is similar to the equity method of accounting. The assets and liabilities of La Costa LLC were $25.6 million and $14.6 million, respectively, at March 31, 2014.

We hold a 50% tenant-in-common ownership interest in a company, Bay Hill Fountains, LLC, or Bay Hill LLC. In connection with our acquisition of a portfolio of properties in October 2012, we acquired a 50% undivided interest in the property held by Bay Hill LLC, or the Bay Hill property. The Bay Hill property does not qualify as a VIE and consolidation is not required as we do not control the operations of the property. We receive 50% of the cash flow distributions and recognize 50% of the results of operations. In addition, we receive fees in our role as the day-to-day property manager. We account for our interest in the Bay Hill property under the equity method of accounting. The assets and liabilities of the Bay Hill property were $39.6 million and $25.5 million, respectively, at March 31, 2014.

Our proportionate share of outstanding indebtedness at the unconsolidated entities is as follows (dollars in thousands):

Name	Ownership Interest	Principal Amount(1)	Interest Rate	Maturity Date
La Costa LLC	20%	$2,820	5.9%	October 1, 2014
Bay Hill LLC	50%	$11,656	3.4%	April 2, 2015

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

Distribution Policy

Excel Trust, Inc. has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code. To continue to qualify as a REIT, Excel Trust, Inc. must meet a number of organizational and operational requirements, including the requirement that Excel Trust, Inc. distribute currently at least 90% of its REIT taxable income (excluding any net capital gain) to its stockholders. It is our intention to comply with these requirements and maintain Excel Trust, Inc.’s REIT status. As a REIT, Excel Trust, Inc. generally will not be subject to corporate United States federal, state or local income taxes on income it distributes currently (in accordance with the Code and applicable regulations) to its stockholders. If Excel Trust, Inc. fails to qualify as a REIT in any taxable year, it will be subject to United States federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if Excel Trust, Inc. qualifies for United States federal taxation as a REIT, we may be subject to certain state and local taxes on our income properties and operations and to United States federal income and excise taxes on our taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

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

The fair value of mortgages payable at March 31, 2014, including our construction loan, was approximately $244.0 million compared to the carrying amount of $238.5 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $5.8 million at March 31, 2014. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $6.1 million at March 31, 2014.

We have a $300.0 million unsecured revolving credit facility. As of March 31, 2014, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 basis points to 170 basis points, depending on our credit rating. As of March 31, 2014, we had $210.1 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes a $12.1 million letter of credit issued under the facility. At March 31, 2014, the outstanding balance on our unsecured revolving credit facility was $198.0 million at a weighted-average interest rate of 1.45%. The fair value of the unsecured revolving credit facility at March 31, 2014 was approximately $196.4 million. Based on outstanding borrowings of $198.0 million at March 31, 2014, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $2.0 million.

We have issued $100.0 million aggregate principal amount of senior unsecured notes with a weighted-average fixed interest rate of 4.60%. The fair value of the senior unsecured notes at March 31, 2014 was approximately $100.4 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $6.2 million at March 31, 2014. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $6.7 million at March 31, 2014.

We have an $18.0 million construction loan agreement in connection with construction activities at one of our development properties. As of March 31, 2014, the construction loan bore interest at the rate of LIBOR plus a margin of 145 basis points to 205 basis points, depending on our leverage ratio. At March 31, 2014, the outstanding balance on our construction loan was $14.0 million at an interest rate of 1.69%. Based on outstanding borrowings of $14.0 million at March 31, 2014, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $140,000.

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

As required by SEC 13a-15(b) under the Exchange Act, Excel Trust, L.P. carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, that the Excel Trust, L.P.’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in Excel Trust, L.P.’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Excel Trust, L.P.’s internal control over financial reporting.

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

For a discussion of our potential risks and uncertainties, see the section entitled “Risk Factors” beginning on page 11 in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC and is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds (Excel Trust, Inc.)

The following table presents information regarding repurchases of our common stock during the quarter ended March 31, 2014 under the stock repurchase program approved by our board of directors under which we may acquire up to $50.0 million of our common stock and preferred stock in open market and negotiated purchases with no expiration date. The program was originally approved by our board of directors in August 2011 to repurchase up to $30.0 million of our stock, and was increased by our board of directors from $30.0 million to $50.0 million in February 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2014	—	$—	—	$43,257,874
February 1 - February 28, 2014	—	—	—	43,257,874
March 1 - March 31, 2014	105,775	12.52	780,641	41,949,288

Total	105,775	$12.52	780,641	$41,949,288

Unregistered Sales of Equity Securities and Use of Proceeds (Excel Trust, L.P.)

An equivalent number of OP units were repurchased by the Operating Partnership from Excel Trust, Inc. corresponding to the repurchases of Excel Trust, Inc.’s common stock described above, with the funds provided from the reacquisition of the OP units utilized by Excel Trust, Inc. for the repurchase of its common stock.

During the quarter ended March 31, 2014, Excel Trust, Inc. issued, net of forfeitures, an aggregate of 179,596 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by Excel Trust, Inc. in connection with such an award, we issued a restricted common operating partnership unit to Excel Trust, Inc. During the quarter ended March 31, 2014, we issued, net of forfeitures, an aggregate of 179,596 restricted common operating partnership units to Excel Trust, Inc., as required by our partnership agreement. These issuances were made in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

EXCEL TRUST, INC.		EXCEL TRUST, L.P. By: Excel Trust, Inc. Its general partner

By:	/S/ GARY B. SABIN	By:	/S/ GARY B. SABIN
	Gary B. Sabin Chairman and Chief Executive Officer (Principal Executive Officer)		Gary B. Sabin Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JAMES Y. NAKAGAWA	By:	/S/ JAMES Y. NAKAGAWA
	James Y. Nakagawa Chief Financial Officer (Principal Financial Officer)		James Y. Nakagawa Chief Financial Officer (Principal Financial Officer)

Dated: May 1, 2014		Dated: May 1, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.