Form 10-Q
period 2014-06-30
Excel Trust, Inc.; Excel Trust, L.P.
filed 2014-07-31
CIK 1478950, 1492323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Excel Trust, Inc.    Yes  ☐    No  ☒

Excel Trust, L.P.    Yes  ☐    No  ☒

Number of shares of Excel Trust, Inc. common stock outstanding as of July 31, 2014, $0.01 par value per share: 61,116,598 shares

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2014 of Excel Trust, Inc., a Maryland corporation, and Excel Trust, L.P., a Delaware limited partnership of which Excel Trust, Inc. is the parent company and general partner. Unless stated otherwise or the context otherwise requires, all references in this report to “we,” “our,” “us” or “the Company” refer to Excel Trust, Inc., together with its controlled and consolidated subsidiaries, including Excel Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Excel Trust, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

Excel Trust, Inc. is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of June 30, 2014, Excel Trust, Inc. owned an approximate 98.3% partnership interest in the Operating Partnership. The remaining 1.7% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, Excel Trust, Inc. exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

There are a few differences between Excel Trust, Inc. and the Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between Excel Trust, Inc. and the Operating Partnership in the context of how Excel Trust, Inc. and the Operating Partnership operate as an interrelated, consolidated company. Excel Trust, Inc. is a REIT, whose only material asset is the partnership interests it holds in the Operating Partnership. As a result, Excel Trust, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership owns substantially all of the assets of the Company either directly or through its subsidiaries, conducts the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from equity issuances by Excel Trust, Inc., which it is required to contribute to the Operating Partnership in exchange for operating partnership units (“OP units”), the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness or through the issuance of OP units.

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

EXCEL TRUST, INC.

EXCEL TRUST, L.P.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS:
Property:
Land	$380,363	$380,366
Buildings	647,401	642,356
Site improvements	64,769	63,242
Tenant improvements	56,459	54,025
Construction in progress	14,980	7,576
Less accumulated depreciation	(75,834)	(61,479)

Property, net	1,088,138	1,086,086
Cash and cash equivalents	183,749	3,245
Restricted cash	6,973	8,147
Tenant receivables, net	3,205	5,117
Lease intangibles, net	68,213	78,345
Deferred rent receivable	10,342	9,226
Other assets	22,572	20,135
Investment in unconsolidated entities	8,303	8,520

Total assets(1)	$1,391,495	$1,218,821

LIABILITIES AND EQUITY:
Liabilities:
Mortgages payable, net	$207,048	$251,191
Notes payable	—	179,500
Unsecured notes	348,693	100,000
Accounts payable and other liabilities	29,110	21,700
Lease intangibles, net	25,845	28,114
Dividends/distributions payable	13,160	10,932

Total liabilities(2)	623,856	591,437
Commitments and contingencies
Equity:
Stockholders’ equity
Preferred stock, 50,000,000 shares authorized
7.0% Series A cumulative convertible perpetual preferred stock, $50,000 liquidation preference ($25.00 per share), 2,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	47,703	47,703
8.125% Series B cumulative redeemable preferred stock, $92,000 liquidation preference ($25.00 per share), 3,680,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	88,720	88,720
Common stock, $.01 par value, 200,000,000 shares authorized; 61,116,598 and 48,381,365 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	610	482
Additional paid-in capital	618,578	478,541
Retained Earnings	—	—

Total stockholders’ equity	755,611	615,446
Non-controlling interests	12,028	11,938

Total equity	767,639	627,384

Total liabilities and equity	$1,391,495	$1,218,821

(1)

Excel Trust, Inc.’s consolidated total assets at June 30, 2014 and December 31, 2013 include $15,231 and $15,470, respectively, of assets (primarily real estate assets) of a variable interest entity (“VIE”) that can only be used to settle the liabilities of that VIE.

(2)

Excel Trust, Inc.’s consolidated total liabilities at June 30, 2014 and December 31, 2013 include $207 and $220 of accounts payable and other liabilities of a VIE, respectively, that do not have recourse to Excel Trust, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Rental revenue	$25,179	$22,227	$50,086	$44,129
Tenant recoveries	4,855	4,446	10,110	9,076
Other income	596	285	1,030	601

Total revenues	30,630	26,958	61,226	53,806
Expenses:
Maintenance and repairs	2,186	1,737	4,409	3,418
Real estate taxes	2,930	2,992	6,295	5,958
Management fees	519	415	1,037	633
Other operating expenses	1,615	1,354	3,346	2,862
Change in fair value of contingent consideration	—	(1,558)	—	(1,558)
General and administrative	4,158	3,306	7,973	7,137
Depreciation and amortization	11,411	10,810	23,207	22,976

Total expenses	22,819	19,056	46,267	41,426

Operating income	7,811	7,902	14,959	12,380
Interest expense	(5,981)	(4,444)	(10,970)	(9,022)
Interest income	54	48	103	97
Income (loss) from equity in unconsolidated entities	95	(65)	165	(25)
Changes in fair value of financial instruments and gain on OP unit redemption	—	—	—	230

Income from continuing operations	1,979	3,441	4,257	3,660
Income from discontinued operations	—	31	—	136

Net income	1,979	3,472	4,257	3,796
Net income attributable to non-controlling interests	(74)	(105)	(157)	(133)

Net income attributable to Excel Trust, Inc.	1,905	3,367	4,100	3,663
Preferred stock dividends	(2,744)	(2,744)	(5,488)	(5,488)

Net (loss) income attributable to the common stockholders	$(839)	$623	$(1,388)	$(1,825)

(Loss) income from continuing operations per share attributable to the common stockholders - basic and diluted	(0.02)	0.01	(0.03)	(0.05)
Net (loss) income per share attributable to the common stockholders - basic and diluted	$(0.02)	$0.01	$(0.03)	$(0.04)

Weighted-average common shares outstanding - basic and diluted	48,567	47,150	48,178	46,256

Dividends declared per common share	$0.175	$0.17	$0.35	$0.34

Net income	$1,979	$3,472	$4,257	$3,796
Other comprehensive income:
Change in unrealized loss on interest rate swaps	—	152	—	313

Comprehensive income	1,979	3,624	4,257	4,109
Comprehensive income attributable to non-controlling interests	(74)	(109)	(157)	(141)

Comprehensive income attributable to Excel Trust, Inc.	$1,905	$3,515	$4,100	$3,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2014	$47,703	$88,720	48,381,365	$482	$460,431	$18,110	$—	$615,446	$11,938	$627,384
Reclassification of dividends, see Note 2	—	—	—	—	18,110	(18,110)	—	—	—	—

Balance at January 1, 2014, as corrected	47,703	88,720	48,381,365	482	478,541	—	—	615,446	11,938	627,384
Net proceeds from sale of common stock	—	—	12,650,000	127	160,606	—	—	160,733	—	160,733
Repurchase of common stock	—	—	(105,775)	(1)	(1,406)	—	—	(1,407)	—	(1,407)
Forfeiture of restricted common stock awards	—	—	(466,864)	(4)	4	—	—	—	—	—
Issuance of restricted common stock awards	—	—	657,872	6	(6)	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	1,964	—	—	1,964	—	1,964
Common stock dividends	—	—	—	—	(19,174)	—	—	(19,174)	—	(19,174)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(630)	(630)
Net income	—	—	—	—	—	4,100	—	4,100	157	4,257
Preferred stock dividends	—	—	—	—	(1,388)	(4,100)	—	(5,488)	—	(5,488)
Adjustment for non-controlling interests	—	—	—	—	(563)	—	—	(563)	563	—

Balance at June 30, 2014	$47,703	$88,720	61,116,598	$610	$618,578	$—	$—	$755,611	$12,028	$767,639

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative (Deficit) Retained Earnings	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2013	$47,703	$88,720	44,905,683	$448	$459,151	$(1,414)	$(572)	$594,036	$14,736	$608,772
Net proceeds from sale of common stock	—	—	3,065,528	31	38,867	—	—	38,898	—	38,898
Issuance of restricted common stock awards	—	—	33,088	—	—	—	—	—	—	—
Redemption of OP units for common stock and cash	—	—	22,074	—	279	—	—	279	(235)	44
Noncash amortization of share-based compensation	—	—	—	—	1,130	—	—	1,130	—	1,130
Common stock dividends	—	—	—	—	(16,160)	—	—	(16,160)	—	(16,160)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(653)	(653)
Net income	—	—	—	—	—	3,663	—	3,663	133	3,796
Preferred stock dividends, as corrected (see Note 2)	—	—	—	—	(3,239)	(2,249)	—	(5,488)	—	(5,488)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	305	305	8	313
Adjustment for non-controlling interests	—	—	—	—	(410)	—	—	(410)	410	—

Balance at June 30, 2013, as corrected (see Note 2)	$47,703	$88,720	48,026,373	$479	$479,618	$—	$(267)	$616,253	$14,399	$630,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash flows from operating activities:
Net income	$4,257	$3,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,207	23,540
Changes in fair value of financial instruments and gain on OP unit redemption	—	(230)
Change in fair value of contingent consideration	—	(1,558)
(Income) loss from equity in unconsolidated entities	(165)	25
Deferred rent receivable	(1,154)	(1,977)
Amortization of above- and below-market leases	(360)	219
Amortization of deferred balances	813	806
Bad debt expense	372	442
Share-based compensation expense	1,964	1,130
Distributions from unconsolidated entities	322	303
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	1,638	2,190
Other assets	(482)	(787)
Accounts payable and other liabilities	2,707	(2,456)

Net cash provided by operating activities	33,119	25,443

Cash flows from investing activities:
Acquisitions of property (including deposits for potential acquisition)	(1,000)	(30,707)
Development of property and property improvements	(11,935)	(9,234)
Investments in unconsolidated entities	—	(106)
Return of capital from unconsolidated entities	—	139
Receipt of master lease payments	507	277
Capitalized leasing costs	(492)	(1,001)
Restricted cash	1,174	(1,536)

Net cash used in investing activities	(11,746)	(42,168)

Cash flows from financing activities:
Issuance of common stock	160,908	39,294
Common stock offering costs	(94)	—
Repurchase of common stock	(1,407)	—
Payments on mortgages payable	(43,996)	(32,696)
Payments on notes payable	(222,000)	(35,000)
Proceeds from notes payable	42,500	69,000
Proceeds from unsecured notes	248,693	—
Distribution to non-controlling interests	(630)	(634)
Preferred stock dividends	(5,488)	(5,488)
Common stock dividends	(16,946)	(15,293)
Deferred financing costs	(2,409)	(855)

Net cash provided by financing activities	159,131	18,328

Net increase	180,504	1,603
Cash and cash equivalents, beginning of period	3,245	5,596

Cash and cash equivalents, end of period	$183,749	$7,199

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized of $459 and $16	$6,287	$7,852

Non-cash investing and financing activity:
Liabilities assumed in connection with property acquisitions	$—	$44

Common stock dividends payable	$10,695	$8,164

Preferred stock dividends payable	$2,287	$2,287

OP unit distributions payable	$178	$208

Accrued additions to operating and development properties	$6,808	$3,220

Change in unrealized loss on interest rate swaps	$—	$313

OP unit redemptions (common stock)	$—	$279

Reclassification of offering costs	$—	$396

Accrued offering costs	$81	$—

Reclassification of real estate to held for sale	$—	$3,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per unit amounts)

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS:

Property:
Land	$380,363	$380,366
Buildings	647,401	642,356
Site improvements	64,769	63,242
Tenant improvements	56,459	54,025
Construction in progress	14,980	7,576
Less accumulated depreciation	(75,834)	(61,479)

Property, net	1,088,138	1,086,086
Cash and cash equivalents	183,749	3,245
Restricted cash	6,973	8,147
Tenant receivables, net	3,205	5,117
Lease intangibles, net	68,213	78,345
Deferred rent receivable	10,342	9,226
Other assets	22,572	20,135
Investment in unconsolidated entities	8,303	8,520

Total assets(1)	$1,391,495	$1,218,821

LIABILITIES AND CAPITAL:

Liabilities:
Mortgages payable, net	$207,048	$251,191
Notes payable	—	179,500
Unsecured notes	348,693	100,000
Accounts payable and other liabilities	29,110	21,700
Lease intangibles, net	25,845	28,114
Distributions payable	13,160	10,932

Total liabilities(2)	623,856	591,437
Commitments and contingencies
Capital:
Partners’ capital:
Preferred OP units, 50,000,000 units authorized
7.0% Series A cumulative convertible perpetual preferred units, $50,000 liquidation preference ($25.00 per unit), 2,000,000 units issued and outstanding at June 30, 2014 and December 31, 2013, respectively	47,703	47,703
8.125% Series B cumulative redeemable preferred units, $92,000 liquidation preference ($25.00 per unit), 3,680,000 units issued and outstanding at June 30, 2014 and December 31, 2013, respectively	88,720	88,720
Limited partners’ capital, 1,019,523 and 1,019,523 common OP units issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,784	2,167
General partner’s capital, 61,116,598 and 48,381,365 common OP units issued and outstanding at June 30, 2014 and December 31, 2013, respectively	627,862	487,133

Total partners’ capital	766,069	625,723
Non-controlling interests	1,570	1,661

Total capital	767,639	627,384

Total liabilities and capital	$1,391,495	$1,218,821

(1)

Excel Trust, L.P.’s consolidated total assets at June 30, 2014 and December 31, 2013 include $15,231 and $15,470, respectively, of assets (primarily real estate assets) of a VIE that can only be used to settle the liabilities of that VIE.

(2)

Excel Trust, L.P.’s consolidated total liabilities at June 30, 2014 and December 31, 2013 include $207 and $220 of accounts payable and other liabilities of a VIE, respectively, that do not have recourse to Excel Trust, L.P.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Rental revenue	$25,179	$22,227	$50,086	$44,129
Tenant recoveries	4,855	4,446	10,110	9,076
Other income	596	285	1,030	601

Total revenues	30,630	26,958	61,226	53,806
Expenses:
Maintenance and repairs	2,186	1,737	4,409	3,418
Real estate taxes	2,930	2,992	6,295	5,958
Management fees	519	415	1,037	633
Other operating expenses	1,615	1,354	3,346	2,862
Change in fair value of contingent consideration	—	(1,558)	—	(1,558)
General and administrative	4,158	3,306	7,973	7,137
Depreciation and amortization	11,411	10,810	23,207	22,976

Total expenses	22,819	19,056	46,267	41,426

Operating income	7,811	7,902	14,959	12,380
Interest expense	(5,981)	(4,444)	(10,970)	(9,022)
Interest income	54	48	103	97
Income (loss) from equity in unconsolidated entities	95	(65)	165	(25)
Changes in fair value of financial instruments and gain on OP unit redemption	—	—	—	230

Income from continuing operations	1,979	3,441	4,257	3,660
Income from discontinued operations	—	31	—	136

Net income	1,979	3,472	4,257	3,796
Net income attributable to non-controlling interests	(90)	(85)	(183)	(172)

Net income attributable to Excel Trust, L.P.	1,889	3,387	4,074	3,624
Preferred operating unit distributions	(2,744)	(2,744)	(5,488)	(5,488)

Net (loss) income attributable to the unitholders	$(855)	$643	$(1,414)	$(1,864)

(Loss) income from continuing operations per unit attributable to the unitholders - basic and diluted	(0.02)	0.01	(0.03)	(0.05)
Net (loss) income per unit attributable to the unitholders - basic and diluted	$(0.02)	$0.01	$(0.03)	$(0.04)

Weighted-average common OP units outstanding - basic and diluted	49,586	48,375	49,198	47,490

Distributions declared per common OP unit	$0.175	$0.17	$0.35	$0.34

Net income	$1,979	$3,472	$4,257	$3,796
Other comprehensive income:
Change in unrealized loss on interest rate swaps	—	152	—	313

Comprehensive income	1,979	3,624	4,257	4,109
Comprehensive income attributable to non-controlling interests	(90)	(85)	(183)	(172)

Comprehensive income attributable to Excel Trust, L.P.	$1,889	$3,539	$4,074	$3,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL

(Dollars in thousands)

(Unaudited)

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital
	Series A	Series B	Common OP Units	Amount	Common OP Units	Amount	Accumulated other Comprehensive Loss	Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance at January 1, 2014	$47,703	$88,720	1,019,523	$2,166	48,381,365	$487,134	$—	$625,723	$1,661	$627,384
Net proceeds from issuance of common OP units	—	—	—	—	12,650,000	160,733	—	160,733	—	160,733
Repurchase of common OP units	—	—	—	—	(105,775)	(1,407)	—	(1,407)	—	(1,407)
Forfeiture of restricted common OP unit awards	—	—	—	—	(466,864)	—	—	—	—	—
Issuance of restricted common OP unit awards	—	—	—	—	657,872	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	—	1,964	—	1,964	—	1,964
OP unit distributions	(1,750)	(3,738)	—	(356)	—	(19,174)	—	(25,018)	(274)	(25,292)
Net income (loss)	1,750	3,738	—	(26)	—	(1,388)	—	4,074	183	4,257

Balance at June 30, 2014	$47,703	$88,720	1,019,523	$1,784	61,116,598	$627,862	$—	$766,069	$1,570	$767,639

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital
	Series A	Series B	Common OP Units	Amount	Common OP Units	Amount	Accumulated other Comprehensive Loss	Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance at January 1, 2013	$47,703	$88,720	1,245,019	$5,512	44,905,683	$465,612	$(620)	$606,927	$1,845	$608,772
Net proceeds from sale of common OP units	—	—	—	—	3,065,528	38,898	—	38,898	—	38,898
Issuance of restricted common OP unit awards	—	—	—	—	33,088	—	—	—	—	—
Redemption of common OP units	—	—	(19,904)	(235)	22,074	279	—	44	—	44
Noncash amortization of share-based compensation	—	—	—	—	—	1,130	—	1,130	—	1,130
OP unit distributions	(1,750)	(3,738)	—	(416)	—	(16,160)	—	(22,064)	(237)	(22,301)
Net income (loss)	1,750	3,738	—	(39)	—	(1,825)	—	3,624	172	3,796
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	313	313	—	313

Balance at June 30, 2013	$47,703	$88,720	1,225,115	$4,822	48,026,373	$487,934	$(307)	$628,872	$1,780	$630,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash flows from operating activities:
Net income	$4,257	$3,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,207	23,540
Changes in fair value of financial instruments and gain on OP unit redemption	—	(230)
Change in fair value of contingent consideration	—	(1,558)
(Income) loss from equity in unconsolidated entities	(165)	25
Deferred rent receivable	(1,154)	(1,977)
Amortization of above- and below-market leases	(360)	219
Amortization of deferred balances	813	806
Bad debt expense	372	442
Share-based compensation expense	1,964	1,130
Distributions from unconsolidated entities	322	303
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	1,638	2,190
Other assets	(482)	(787)
Accounts payable and other liabilities	2,707	(2,456)

Net cash provided by operating activities	33,119	25,443

Cash flows from investing activities:
Acquisitions of property (including deposits for potential acquisition)	(1,000)	(30,707)
Development of property and property improvements	(11,935)	(9,234)
Investments in unconsolidated entities	—	(106)
Return of capital from unconsolidated entities	—	139
Receipt of master lease payments	507	277
Capitalized leasing costs	(492)	(1,001)
Restricted cash	1,174	(1,536)

Net cash used in investing activities	(11,746)	(42,168)

Cash flows from financing activities:
Issuance of common OP units	160,814	36,304
Repurchase of common OP units	(1,407)	—
Payments on mortgages payable	(43,996)	(32,696)
Payments on notes payable	(222,000)	(35,000)
Proceeds from notes payable	42,500	69,000
Proceeds from unsecured notes	248,693	—
Distribution to non-controlling interests	(274)	(237)
Preferred OP unit distributions	(5,488)	(5,488)
Common OP unit distributions	(17,302)	(15,690)
Deferred financing costs	(2,409)	(855)

Net cash provided by financing activities	159,131	15,338

Net increase (decrease)	180,504	(1,387)
Cash and cash equivalents, beginning of period	3,245	5,596

Cash and cash equivalents, end of period	$183,749	$4,209

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized of $459 and $16	$6,287	$7,852

Non-cash investing and financing activity:
Liabilities assumed in connection with property acquisitions	$—	$44

Common OP unit distributions payable	$10,873	$8,372

Preferred OP unit distributions payable	$2,287	$2,287

Accrued additions to operating and development properties	$6,808	$3,220

Change in unrealized loss on interest rate swaps	$—	$313

OP unit redemptions	$—	$279

Reclassification of offering costs	$—	$396

Accrued offering costs	$81	$—

Reclassification of real estate to held for sale	$—	$3,226

Amount due from Parent Company (proceeds from issuance of common OP units)	$—	$2,990

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

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2014, owned a 98.3% interest in the Operating Partnership. The remaining 1.7% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units (“OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities are deferred rents in the amount of $3.0 million and $3.5 million at June 30, 2014 and December 31, 2013, respectively.

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

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of cash rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income (net of write-offs for uncollectible amounts) increased by $552,000 and $1.1 million in the three months ended June 30, 2014 and 2013, respectively, and by $1.2 million and $2.0 million in the six months ended June 30, 2014 and 2013, respectively, due to the straight-line rent adjustment. Percentage rent is recognized after tenant sales have exceeded defined thresholds (if applicable) and was $183,000 and $185,000 in the three months ended June 30, 2014 and 2013, respectively, and $398,000 and $570,000 in the six months ended June 30, 2014 and 2013, respectively.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed:

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment considers expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense, expected to result from the long-lived asset’s use and eventual disposition. The Company’s evaluation as to whether impairment may exist, including estimates of future anticipated cash flows, are highly subjective and could differ materially from actual results in future periods. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Although the Company’s strategy is to hold its properties over a long-term period, if the strategy changes or market conditions dictate that the sale of properties at an earlier date would be preferable, a property may be classified as held for sale and an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less cost to sell. There was no impairment recorded for the six months ended June 30, 2014 or 2013.

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

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through June 30, 2014, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Parent Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized to general and administrative expense ratably over the requisite service period for awards that include only service vesting conditions and utilizing a graded vesting method (an accelerated vesting method in which the majority of compensation expense is recognized in earlier periods) for awards that include one or more market vesting conditions, adjusted for anticipated forfeitures.

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

Tenant receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowances are charged to bad debt expense which is included in other operating expenses on the accompanying condensed consolidated statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At June 30, 2014 and December 31, 2013, the Company had $466,000 and $895,000, respectively, in allowances for uncollectible accounts (including straight-line deferred rent receivables) as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the three months ended June 30, 2014 and 2013, $165,000 and $104,000, respectively, of receivables were charged to bad debt expense. During the six months ended June 30, 2014 and 2013, $372,000 and $442,000, respectively, of receivables were charged to bad debt expense.

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

During the six months ended June 30, 2013, a total of 19,904 OP units related to the 2011 Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of 22,074 shares of the Parent Company’s common stock. The OP units were redeemed for common stock on a one-for-one basis, with additional common stock provided as a result of the accompanying additional redemption obligation that guaranteed consideration equal to $14.00 per OP unit on the date of redemption. The remaining additional redemption obligation of $246,000 associated with the 2011 Edwards Theatres acquisition expired on March 11, 2013 and was reclassified and recognized as a gain in changes in fair value of financial instruments and gain on OP unit redemption (net of a loss of $16,000 on the OP unit redemption) on the accompanying condensed consolidated financial statements. The remaining outstanding OP units related to the 2011 Edwards Theatres acquisition continue to be redeemable by the OP unitholders for cash or common stock on a one-for-one basis (the determination of redemption for cash or common stock is at the Parent Company’s option).

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

In the three and six months ended June 30, 2014 and 2013, no tenant accounted for more than 10% of revenues.

At June 30, 2014, the Company’s gross real estate assets in the states of California, Arizona, Virginia and Texas represented approximately 33.5%, 15.0%, 12.9% and 12.6%, respectively, of the Company’s total assets. At December 31, 2013, the Company’s gross real estate assets in the states of California, Arizona, Virginia and Texas represented approximately 23.9%, 17.6%, 14.7% and 13.7%, respectively, of the Company’s total assets. For the six months ended June 30, 2014, the Company’s revenues derived from properties located in the states of California, Arizona, Texas and Virginia represented approximately 23.9%, 17.4%, 14.1% and 11.4%, respectively, of the Company’s total revenues. For the six months ended June 30, 2013, the Company’s revenues derived from properties located in the states of California, Arizona, Virginia and Texas represented approximately 21.5%, 18.9%, 12.0% and 10.6%, respectively, of the Company’s total revenues.

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

Changes in Accumulated Other Comprehensive Loss:

The following table reflects amounts that were reclassified from accumulated other comprehensive loss and included in earnings for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Parent Company		Operating Partnership
	Six Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance – January 1	$—	$(572)	$—	$(620)
Unrealized loss on interest rate swaps:
Unrealized losses	—	(12)	—	(12)
Amount reclassified and recognized in net income(1)	—	325	—	325

Net change in other comprehensive income	—	313	—	313
Total other comprehensive loss allocable to non-controlling interests	—	(8)	—	—

Balance – June 30	$—	$(267)	$—	$(307)

(1)	Amounts reclassified from unrealized loss on derivative instruments are included in interest expense in the condensed consolidated statements of operations.

Revision to Consolidated Financial Statements:

Subsequent to the issuance of the Parent Company’s consolidated financial statements for the year ended December 31, 2013, the Parent Company determined that certain dividends paid that were reflected as a reduction of additional paid-in capital should have been reflected as a reduction of available retained earnings. The Parent Company reviewed the impact of this correction with respect to the prior period consolidated financial statements and determined that the correction was not material. However, the Parent Company has revised the accompanying condensed consolidated balance sheet at December 31, 2013 to reflect this correction in the prior period. The effect of the correction to the consolidated balance sheets is an increase to additional paid-in capital and a corresponding decrease to retained earnings of $18.1 million at December 31, 2013. The effect of the correction to the consolidated statement of equity for the six months ended June 30, 2013 was an increase in reported additional paid-in capital from $477.4 million to $479.6 million and a decrease in reported cumulative (deficit) retained earnings from $2.2 million to $0. The effect of the correction on previously issued unaudited quarterly reports for the nine months ended September 30, 2013 is an increase to additional paid-in capital and a corresponding decrease to retained earnings of $15.7 million. The condensed consolidated statement of equity for the six months ended June 30, 2014 included herein reflects a reclassification of $18.1 million from additional paid-in capital to retained earnings relating to the year ended December 31, 2013. This correction had no effect on previously reported revenues, net income, earnings per share, cash flows or total stockholders’ equity.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition – Revenue from Contracts with Customers (“ASU 2014-09”). The amendments in this update require companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 31, 2016 and for interim periods therein and requires expanded disclosures. The Company is currently assessing the impact of the adoption of ASU 2014-09 on our consolidated financial position and results of operations.

3. Acquisitions:

The Company completed the following property acquisition in the six months ended June 30, 2013, which was acquired for cash (dollars in thousands):

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

The following unaudited pro forma information for the three and six months ended June 30, 2013 has been prepared to reflect the incremental effect of the property acquired in 2013, as if such acquisition had occurred on January 1, 2012 (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Revenues	$27,463	$55,113
Net income(1)	$3,472	$3,840

(1)	Pro forma results for the six months ended June 30, 2013 were adjusted to exclude non-recurring acquisition costs of approximately $57,000 related to the 2013 acquisition.

In May and June 2014, the Company entered into purchase agreements to acquire four retail properties for approximately $367.1 million (of which approximately $324.4 million is to be paid in cash at closing due to the assumption of approximately $42.7 million of debt). These four properties are located in Florida and Utah and comprise approximately 1.9 million square feet of gross leasable area. The acquisition of these properties is subject to due diligence and other customary closing conditions. There can be no assurances that these conditions will be satisfied or that the acquisitions will close on the terms described herein, or at all.

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
In-place leases, net of accumulated amortization of $27.8 million and $26.7 million as of June 30, 2014 and December 31, 2013, respectively (with a weighted-average remaining life of 77 and 78 months as of June 30, 2014 and December 31, 2013, respectively)	$40,600	$47,058

Above-market leases, net of accumulated amortization of $8.1 million and $7.5 million as of June 30, 2014 and December 31, 2013, respectively (with a weighted-average remaining life of 60 and 62 months as of June 30, 2014 and December 31, 2013, respectively)	11,816	13,725

Leasing commissions, net of accumulated amortization of $7.9 million and $7.1 million as of June 30, 2014 and December 31, 2013, respectively (with a weighted-average remaining life of 97 and 99 months as of June 30, 2014 and December 31, 2013, respectively)	15,797	17,562

	$68,213	$78,345

Estimated amortization of lease intangible assets as of June 30, 2014 for each of the next five years and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Amount
2014 (remaining six months)	$8,083
2015	12,451
2016	9,477
2017	8,301
2018	6,854
Thereafter	23,047

Total	$68,213

Amortization expense recorded on the lease intangible assets for the three months ended June 30, 2014 and 2013 was $4.8 million and $5.5 million, respectively. Included in these amounts are $909,000 and $1.1 million, respectively, of amortization of above-market lease intangible assets recorded against rental revenue. Amortization expense recorded on the lease intangible assets for the six months ended June 30, 2014 and 2013 was $10.1 million and $12.8 million, respectively. Included in these amounts are $1.9 million and $2.6 million, respectively, of amortization of above-market lease intangible assets recorded against rental revenue.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Below-market leases, net of accumulated amortization of $9.1 million and $7.9 million as of June 30, 2014 and December 31, 2013, respectively (with a weighted-average remaining life of 119 and 123 months as of June 30, 2014 and December 31, 2013, respectively)	$25,845	$28,114

Amortization recorded on the lease intangible liabilities for the three months ended June 30, 2014 and 2013 was $1.2 million and $877,000, respectively. Amortization recorded on the lease intangible liabilities for the six months ended June 30, 2014 and 2013 was $2.3 million for both periods. These amounts were recorded as rental revenue in the Company’s condensed consolidated statements of operations.

Estimated amortization of lease intangible liabilities as of June 30, 2014 for each of the next five years and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Amount
2014 (remaining six months)	$1,801
2015	3,160
2016	2,771
2017	2,639
2018	2,437
Thereafter	13,037

Total	$25,845

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

As of June 30, 2014 and December 31, 2013, total carrying amount of assets was approximately $15.2 million and $15.5 million, respectively, which includes approximately $13.2 million and $13.3 million, respectively, of real estate assets at the end of each period. As of June 30, 2014 and December 31, 2013, the total carrying amount of liabilities was approximately $12.3 million and $12.4 million, respectively.

7. Mortgage Loan and Note Receivable

In June 2012, the Company extended a note receivable in the amount of $750,000 to a third party. The note receivable bears interest at 10.0% per annum, with the principal and accrued interest due upon maturity. In June 2014, the maturity date of the loan was extended for an additional two-month period, with a new maturity date of August 25, 2014. The loan is recourse to the borrower. The balance is included in other assets on the accompanying condensed consolidated balance sheets.

8. Debt

Debt of the Parent Company

The Parent Company does not directly hold any indebtedness. All of the Company’s debt is held directly or indirectly by the Operating Partnership. However, the Parent Company has guaranteed the Operating Partnership’s unsecured revolving credit facility (including the letter of credit that secures the redevelopment revenue bonds at the Northside Mall property) and the Operating Partnership’s senior unsecured notes.

Debt of the Operating Partnership

Mortgages Payable

Mortgages payable held by the Operating Partnership at June 30, 2014 and December 31, 2013 consist of the following (dollars in thousands):

	Carrying Amount of Mortgage Notes		Contractual Interest Rate (June 30, 2014)	Effective Interest Rate (June 30, 2014)	Monthly Payment(1)	Maturity Date
Property Pledged as Collateral	June 30, 2014	December 31, 2013
Edwards Theatres	$—	11,520	—	—	—	—
Excel Centre	—	12,018	—	—	—	—
Merchant Central	—	4,370	—	—	—	—
Red Rock Commons(2)	—	13,970	—	—	—	—
Gilroy Crossing	45,406	45,836	5.01%	5.01%	263	October 2014
The Promenade	47,042	47,957	4.80%	4.80%	344	October 2015
5000 South Hulen	13,300	13,421	5.60%	6.90%	83	April 2017
Lake Pleasant Pavilion	27,679	27,855	6.09%	5.00%	143	October 2017
Rite Aid — Vestavia Hills	925	1,015	7.25%	7.25%	21	October 2018
Living Spaces-Promenade(3)	6,875	7,075	7.88%	4.59%	80	November 2019
West Broad Village(4)	39,700	39,700	3.33%	3.33%	110	May 2020
Lowe’s, Shippensburg	12,970	13,157	7.20%	7.20%	110	October 2031
Northside Mall(5)	12,000	12,000	0.07%	1.07%	1	November 2035

	205,897	249,894
Plus: premium(6)	1,151	1,297

Mortgage notes payable, net	$207,048	$251,191

(1)	Amount represents the monthly payment of principal and interest at June 30, 2014.

(2)	The Red Rock Commons construction loan was voluntarily prepaid by the Company in June 2014.

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

(5)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.07% at June 30, 2014 and 0.10% at December 31, 2013). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association Index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $102,000 and $105,000 at June 30, 2014 and December 31, 2013, respectively, is being amortized as additional interest expense through November 2035.

(6)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the three months ended June 30, 2014 and 2013 was $264,000 and $16,000, respectively, and for the six months ended June 30, 2014 and 2013 was $459,000 and $16,000, respectively.

The Company’s mortgage debt maturities at June 30, 2014 for each of the next five years and thereafter are as follows (dollars in thousands):

Year Ending December 31,	Amount
2014 (remaining six months)	$47,129
2015	47,918
2016	2,362
2017	41,436
2018	2,196
Thereafter	64,856

$205,897

Notes Payable

Unsecured Revolving Credit Facility

The Operating Partnership’s unsecured revolving credit facility has a borrowing capacity of $300.0 million, which may be increased from time to time up to an additional $200.0 million for a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is April 6, 2018 and may be extended for an additional six months at the Operating Partnership’s option. The Operating Partnership, among other things, is subject to covenants requiring the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt and (2) minimum fixed coverage ratios. At June 30, 2014, the Operating Partnership believes that it was in compliance with all financial covenants in the credit agreement.

As of June 30, 2014, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 to 170 basis points, depending on the Parent Company’s credit rating. As of June 30, 2014, the Operating Partnership was responsible for paying a fee of 0.25% or 0.30% on the full capacity of the facility. Borrowings from the unsecured revolving credit facility were $0 and $179.5 million (with a weighted-average interest rate of 1.67%) at June 30, 2014 and December 31, 2013, respectively. The Operating Partnership has issued $16.9 million in letters of credit from the unsecured revolving credit facility, which secure an outstanding $12.0 million bond payable for the Northside Mall property and construction activities at the Southlake Park Village property. The Northside Mall property bond is included with the mortgages payable on the Company’s condensed consolidated balance sheets. At June 30, 2014, there was approximately $262.6 million available for borrowing under the unsecured revolving credit facility.

Unsecured Notes

Unsecured Senior Notes due 2020 and 2023

As of June 30, 2014, the Operating Partnership had outstanding $100.0 million aggregate principal amount of senior unsecured notes issued to various entities associated with the Prudential Capital Group. Of the senior unsecured notes, $75.0 million are designated Series A Notes and will mature in November 2020, with a fixed interest rate of 4.40%, and $25.0 million are designated Series B Notes and will mature in November 2023, with a fixed interest rate of 5.19% (the Series A Notes and the Series B Notes are referred to collectively as the “Notes due 2020 and 2023”). The terms of the Notes due 2020 and 2023 are governed by a Note Purchase Agreement, dated November 12, 2013 (the “Purchase Agreement”), among the Operating Partnership, as issuer, the Parent Company and the purchasers named therein. Interest on the Notes due 2020 and 2023 is payable quarterly, beginning on February 12, 2014. The Operating Partnership may prepay all or a portion of the Notes due 2020 and 2023 upon notice to the holders for 100% of the principal amount so prepaid plus a make-whole premium as set forth in the Purchase Agreement.

The Purchase Agreement contains various restrictive covenants, including limitations on the Operating Partnership’s ability to incur additional indebtedness and requirements to maintain a pool of unencumbered assets. The Operating Partnership’s obligations under the Notes due 2020 and 2023 are fully and unconditionally guaranteed by the Parent Company and certain of its subsidiaries. Certain events would be considered events of default and could result in the acceleration of the maturity of the Notes.

Unsecured Senior Notes due 2024

On May 12, 2014, the Operating Partnership completed the issuance of $250.0 million aggregate principal amount of 4.625% senior unsecured notes due 2024 (the “Notes due 2024”). The Notes due 2024 bear interest at 4.625% per annum and were issued at 99.477% of the principal amount to yield 4.691% to maturity. Interest is payable on May 15 and November 15 of each year beginning November 15, 2014 until the maturity date of May 15, 2024. The Operating Partnership’s obligations under the Notes due 2024 are fully and unconditionally guaranteed by the Parent Company. On or before February 15, 2024, the Operating Partnership may redeem all or a portion of the Notes due 2024 upon notice to the holders at a redemption price equal to the greater of (1) 100% of the principal amount of the Notes due 2024 being redeemed and (2) 100% of the principal amount plus a make-whole premium as set forth in the Indenture governing the Notes due 2024 (the “Indenture”), plus accrued and unpaid interest up to, but not including, the redemption date. After February 15, 2024, the redemption price will be equal to 100% of the principal amount of the Notes due 2024 being redeemed, plus accrued and unpaid interest up to, but not including, the redemption date. Proceeds from the issuance of the Notes due 2024 were used to repay a portion of the outstanding indebtedness under the Company’s unsecured revolving credit facility and for other general corporate and working capital purposes.

The Notes due 2024 are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. However, the Notes due 2024 are effectively subordinated to the Operating Partnership’s existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Operating Partnership’s subsidiaries, including guarantees provided by the Operating Partnership’s subsidiaries under the Company’s unsecured line of credit.

The Indenture contains certain covenants that, among other things, limit the Parent Company’s and the Operating Partnership’s ability to consummate a merger, consolidation or sale of all or substantially all of their assets or incur additional indebtedness.

The carrying value of the Notes due 2024:

	June 30, 2014	December 31, 2013
	(in thousands)
Principal amount	$250,000	$—
Unamortized debt discount	(1,307)	—

	$248,693	$—

In connection with this debt offering, the Operating Partnership incurred approximately $1.6 million of underwriting discount, which has been recorded as deferred financing costs and is being amortized over the term of the Notes due 2024.

The Notes due 2020, 2023 and 2024 are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership with the exception of the Notes due 2024, which are subordinated to the Notes due 2020 and 2023. However, the Notes due 2020, 2023 and 2024 are effectively subordinated to the Operating Partnership’s existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Operating Partnership’s subsidiaries, including guarantees provided by the Operating Partnership’s subsidiaries under the Company’s unsecured line of credit.

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

The calculation of diluted earnings per share for the three and six months ended June 30, 2014 does not include 747,365 and 487,961 shares, respectively, of unvested restricted common stock or 1,019,523 OP units as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. The calculation of diluted earnings per share for the three and six months ended June 30, 2013 does not include 694,162 and 697,162 shares, respectively, of unvested restricted common stock or 1,225,115 and 1,233,143 OP units, respectively, as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. In addition, 3,367,200 shares of common stock for the three and six months ended June 30, 2014 and 3,333,400 shares of common stock for the three and six months ended June 30, 2013, which were issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (“Series A preferred stock”), were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method.

Computations of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Basic earnings per share:
Income from continuing operations	$1,979	$3,441	$4,257	$3,660
Preferred dividends	(2,744)	(2,744)	(5,488)	(5,488)
Allocation to participating securities	(129)	(114)	(257)	(228)
Income from continuing operations attributable to non-controlling interests	(74)	(105)	(157)	(152)

(Loss) income from continuing operations applicable to the common stockholders	$(968)	$478	$(1,645)	$(2,208)

Net (loss) income attributable to the common stockholders	$(839)	$623	$(1,388)	$(1,825)
Allocation to participating securities	(129)	(114)	(257)	(228)

Net (loss) income applicable to the common stockholders	$(968)	$509	$(1,645)	$(2,053)

Weighted-average common shares outstanding:
Basic and diluted	48,566,816	47,150,296	48,178,118	46,256,359

Basic and diluted earnings per share:
(Loss) income from continuing operations per share attributable to the common stockholders	$(0.02)	$0.01	$(0.03)	$(0.05)
Income from discontinued operations per share attributable to the common stockholders	—	—	—	0.01

Net (loss) income per share attributable to the common stockholders	$(0.02)	$0.01	$(0.03)	$(0.04)

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

The calculation of diluted earnings per unit for the three and six months ended June 30, 2014 does not include 747,365 and 487,961 unvested restricted OP units, respectively, as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the unitholders. The calculation of diluted earnings per unit for the three and six months ended June 30, 2013 does not include 694,633 and 697,162 unvested restricted OP units, respectively, as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the unitholders. In addition, 3,367,200 OP units for the three and six months ended June 30, 2014 and 3,333,400 OP units for the three and six months ended June 30, 2013, which were issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Units (“Series A preferred units”), were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method.

Computations of basic and diluted earnings per unit for the three and six months ended June 30, 2014 and 2013 (in thousands, except unit data) were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Basic earnings per unit:
Income from continuing operations	$1,979	$3,441	$4,257	$3,660
Preferred distributions	(2,744)	(2,744)	(5,488)	(5,488)
Allocation to participating securities	(129)	(114)	(257)	(228)
Income from continuing operations attributable to non-controlling interests	(90)	(85)	(183)	(172)

(Loss) income from continuing operations applicable to the unitholders	$(984)	$498	$(1,671)	$(2,228)

Net (loss) income attributable to the unitholders	$(855)	$643	$(1,414)	$(1,864)
Allocation to participating securities	(129)	(114)	(257)	(228)

Net (loss) income applicable to the unitholders	$(984)	$529	$(1,671)	$(2,092)

Weighted-average common OP units outstanding:
Basic and diluted	49,586,339	48,375,411	49,197,641	47,489,502

Basic and diluted earnings per unit:
Income (loss) from continuing operations per unit attributable to the unitholders	$(0.02)	$0.01	$(0.03)	$(0.05)
Income from discontinued operations per unit attributable to the unitholders	—	—	—	0.01

Net (loss) income per unit attributable to the unitholders	$(0.02)	$0.01	$(0.03)	$(0.04)

11. Derivatives and Hedging Activities

In December 2010, the Company executed two pay-fixed interest rate swaps with a notional value of $55.8 million (weighted-average interest rate of 1.41%) to hedge the variable cash flows associated with one of the Company’s mortgage payables. As a result of the interest rate swaps, the Company either (1) received the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate was less than LIBOR or (2) paid such difference if the Strike Rate was greater than LIBOR. No initial investment was made to enter into either of the interest rate swap agreements. The two interest rate swaps were settled in December 2013 in connection with the repayment of the underlying mortgage note at the Park West Place property. The Company had no derivative financial instruments outstanding at June 30, 2014 and had no derivative financial instruments outstanding prior to the execution of the two swaps.

During the three and six months ended June 30, 2013, the Company did not record any amounts in earnings attributable to hedge ineffectiveness.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Amount of unrealized loss recognized in OCI (effective portion):
Interest rate swaps	$—	$(12)	$—	$(12)
Other derivatives	—	—	—	—

Total	$—	$(12)	$—	$(12)

Amount of loss reclassified from accumulated OCI into income (effective portion):
Interest rate swaps (interest expense)	$—	$(163)	$—	$(325)
Other derivatives	—	—	—	—

Total	$—	$(163)	$—	$(325)

Amount of gain recognized in income (ineffective portion and amount excluded from effectiveness testing):
Interest rate swaps (other income/expense)	$—	$—	$—	$—
Other derivatives (changes in fair value of financial instruments and gain on OP unit redemption)	—	—	—	230

Total	$—	$—	$—	$230

12. Equity of the Parent Company

The Parent Company has issued restricted stock awards to senior executives, directors and employees totaling 1,327,509 shares of common stock (net of forfeitures of 489,864 shares), which are included in the total shares of common stock outstanding as of June 30, 2014.

As of June 30, 2014, the Parent Company had outstanding 2,000,000 shares of Series A preferred stock, with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series A preferred stock when, as and if declared by the Parent Company’s board of directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series A preferred stock is $1.75, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is convertible, at the holders’ option, at any time and from time to time, into common stock of the Parent Company. The initial conversion rate of the Series A preferred stock was 1.6667 shares of common stock per share of Series A preferred stock. Effective September 26, 2013 (the ex-dividend date), the conversion rate was adjusted to 1.6836 shares of common stock per share of Series A preferred stock as a result of the aggregate dividends that the Parent Company declared and paid on its common stock, beginning with the quarter ended September 30, 2011 and through the quarter ended September 30, 2013, being in excess of the reference dividend of $0.15 per share. The conversion rate will continue to be subject to customary adjustments in certain circumstances. Beginning on April 1, 2014, the Parent Company may, at its option, convert some or all of the Series A preferred stock if the closing price of the common stock equals or exceeds 140% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the notice of exercise of conversion is sent and the Parent Company has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the Series A preferred stock.

As of June 30, 2014, the Parent Company had outstanding 3,680,000 shares of 8.125% Series B Cumulative Redeemable Preferred Stock (“Series B preferred stock”), with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series B preferred stock, when, as and if declared by the Parent Company’s board of directors, at a rate of 8.125% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series B preferred stock is $2.03125, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series B preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. At any time on and after January 31, 2017, the Parent Company may, at its option, redeem the Series B preferred stock, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. In addition, upon the occurrence of a change of control, the Parent Company or a successor may, at its option, redeem the Series B preferred stock, in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.

The Parent Company’s board of directors has authorized a stock repurchase program under which the Parent Company may acquire up to $50.0 million of its common stock and preferred stock in open market and negotiated purchases with no expiration date (the repurchase program was increased from $30.0 million to $50.0 million in February 2014). In the six months ended June 30, 2014, the Parent Company repurchased 105,775 shares of its common stock for an aggregate cost of approximately $1.4 million (including transaction costs) at a weighted-average purchase price of $12.52 per share. The repurchased shares of common stock were subsequently retired by the Parent Company with the funds provided from the sale of the OP units to the Operating Partnership. No stock was repurchased during the year ended December 31, 2013. As of June 30, 2014, approximately $41.9 million remained available under the stock repurchase program to acquire outstanding shares of the Parent Company’s common stock and preferred stock.

The Parent Company and the Operating Partnership have entered into equity distribution agreements (the “Equity Distribution Agreements”) with four sales agents, under which the Parent Company can issue and sell shares of its common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements were initially entered into in March 2012 with an aggregate offering price of up to $50.0 million and subsequently amended and restated in May 2013, permitting additional sales with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. During the year ended December 31, 2013, the Parent Company issued 3,211,928 shares of common stock pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $40.7 million at an average stock issuance price of $13.05 per share. The net proceeds of $40.7 million were contributed to the Operating Partnership in exchange for 3,211,928 OP units. During the six months ended June 30, 2014, the Parent Company did not issue any shares pursuant to the Equity Distribution Agreements.

On June 25, 2014, the Parent Company completed the issuance of 12,650,000 shares of common stock, including the exercise of an option to purchase an additional 1,650,000 shares, resulting in net proceeds of approximately $160.7 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were contributed to the Operating Partnership in exchange for 12,650,000 OP units.

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

On June 30, 2014, the Parent Company accrued a liability for a dividend of $10.7 million payable to the common stockholders of record, a dividend of $2.7 million payable to the preferred stockholders of record and a distribution of $178,000 payable to the holders of record of OP units as of June 30, 2014, each of which was paid in July 2014.

2010 Equity Incentive Award Plan

The Company has established the 2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (the “2010 Plan”), pursuant to which the Parent Company’s board of directors or a committee of its independent directors may make grants of stock options, restricted stock, stock appreciation rights and other stock-based awards to its non-employee directors, employees and consultants (an equivalent amount of common OP units are issued to the Parent Company for each such grant with similar terms and conditions). The maximum number of shares of the Parent Company’s common stock that may be issued pursuant to the 2010 Plan is 2,850,000 (of which 1,523,016 shares of common stock remain available for issuance as of June 30, 2014).

The following shares of restricted common stock were issued during the six months ended June 30, 2014:

Grant Date	Price at Grant Date	Number	Vesting Period (yrs.)
March 7, 2014(1)	$12.57	4,000	4
March 18, 2014(2)	$12.80	558,331	1, 3
March 24, 2014(3)	$12.56	83,500	3
May 13, 2014(4)	$12.89	12,412	1

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

(3)	Shares issued to certain of the Company’s employees. These shares vest over a three-year period with 33% vesting in equal annual installments on December 31, 2014, 2015 and 2016.

(4)	Shares issued to members of the Company’s board of directors. These shares vest in equal quarterly installments.

Shares of the Parent Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Parent Company’s restricted common stock have full voting rights and rights to dividends upon grant. The Company recognized compensation expense during the three and six months ended June 30, 2014 of $1.4 million and $2.0 million, respectively, and for the three and six months ended June 30, 2013 of $568,000 and $1.1 million, respectively, related to the restricted common stock grants ultimately expected to vest. Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures for all periods presented. Stock compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

As of June 30, 2014 and December 31, 2013, there was approximately $8.0 million and $1.6 million, respectively, of total unrecognized compensation expense related to the non-vested shares of the Parent Company’s restricted common stock. As of June 30, 2014 and December 31, 2013, this expense was expected to be recognized over a weighted-average remaining period of 2.1 and 1.1 years, respectively.

	Number of Unvested Shares of Restricted Common Stock	Weighted- Average Grant Date Fair Value
Balance - January 1, 2014	611,683	$9.73
Grants	658,243	$12.77
Forfeitures	(466,864)	$8.88
Vested(1)	(68,589)	$12.70

Balance - June 30, 2014	734,473	$12.72

(1)

During the six months ended June 30, 2014, 525 shares of common stock were surrendered to the Parent Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock. The forfeiture of these shares is reflected in the accompanying condensed consolidated statements of equity and capital as a decrease of the total restricted common shares issued during each period presented.

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount of their eligible compensation as determined by the Internal Revenue Service. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to 3.0% of eligible compensation and 50% of employee deferrals for the next 2.0% of eligible compensation, is fully vested and funded as of June 30, 2014. Costs related to the matching portion of the plan for the three months ended June 30, 2014 and 2013 were approximately $41,000 and $38,000, respectively. Costs related to the matching portion of the plan for the six months ended June 30, 2014 and 2013 were approximately $80,000 and $73,000, respectively.

13. Equity of the Operating Partnership

As of June 30, 2014, the Operating Partnership had outstanding 62,136,121 OP units. The Parent Company owned 98.3% of the partnership interests in the Operating Partnership at June 30, 2014, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

In addition, as of June 30, 2014, the Operating Partnership had outstanding 2,000,000 Series A preferred units and 3,680,000 8.125% Series B Cumulative Redeemable Preferred Units (collectively referred to as the “Preferred Units”). The Preferred Units were issued to the Parent Company in exchange for the net proceeds from the issuance of preferred stock of the Parent Company and contain the same terms and conditions as the preferred stock instruments (including, among other things, distribution rates and exchange or redemption provisions).

In the six months ended June 30, 2014, the Operating Partnership repurchased 105,775 common OP units from the Parent Company (in connection with the Parent Company’s repurchase of its common stock) for an aggregate cost of approximately $1.4 million (including transaction costs) at a weighted-average purchase price of $12.52 per unit. The OP units were subsequently retired by the Operating Partnership. No OP units were repurchased from the Parent Company in connection with repurchases of its common stock during the year ended December 31, 2013.

In connection with the Equity Distribution Agreements, during the year ended December 31, 2013 the Operating Partnership issued 3,211,928 OP units to the Parent Company in exchange for net proceeds of approximately $40.7 million, which were used to repay outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes. During the six months ended June 30, 2014, the Operating Partnership did not issue any OP units to the Parent Company in connection with the Equity Distribution Agreements.

On June 25, 2014, the Operating Partnership issued 12,650,000 OP units to the Parent Company in exchange for net proceeds of approximately $160.7 million, which are intended to partially fund certain property acquisitions that have recently been placed under contract and for other general corporate and working capital purposes. These acquisitions are subject to the completion of due diligence and the satisfaction of other closing conditions.

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

The following table shows the vested partnership interests in the Operating Partnership as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	60,382,125	98.3%	47,769,682	97.9%
Non-controlling interests consisting of:
OP units held by employees and third parties	1,019,523	1.7%	1,019,523	2.1%

Total	61,401,648	100.0%	48,789,205	100.0%

14. Investment in Unconsolidated Entities

The Company has formed a limited liability company (“La Costa LLC”) with GEM Realty Capital, Inc. (“GEM”) in which the Company and GEM hold 20% and 80% ownership interests, respectively. La Costa LLC is the owner of the La Costa Town Center property. The Company’s ownership interest in La Costa LLC is reflected in the accompanying balance sheets at the Company’s historical cost basis as an investment in a profit-sharing arrangement. La Costa LLC does not qualify as a VIE and consolidation is not required as the Company does not control the operations of the property and the majority owner bears the majority of any losses incurred. The Company receives 20% of the cash flow distributions and may receive a greater portion of cash distributions in the future based upon the performance of the property and the availability of cash for distribution. In addition, the Company receives fees in its role as the day-to-day property manager and for any development services that it provides. The Company’s interest in the income or losses of the underlying venture is reflected in a manner similar to the equity method of accounting.

On June 18, 2014, La Costa LLC entered into a purchase and sale agreement for the disposition of the La Costa Town Center property for a sales price of approximately $33.0 million, excluding closing costs. The sale of the property is subject to due diligence and other customary closing conditions. There can be no assurances that these conditions will be satisfied or that the disposition will close on the terms described herein, or at all.

The Company also holds a 50% tenant-in-common ownership interest in The Fountains at Bay Hill property (“Bay Hill”). The remaining 50% undivided interest in the Bay Hill property is held by MDC Fountains, LLC (“MDC”). The Bay Hill property does not qualify as a VIE and consolidation is not required as the Company does not control the operations of the property. The Company receives 50% of the cash flow distributions and recognizes 50% of the results of operations. In addition, the Company receives fees in its role as the day-to-day property manager. The Company’s 50% ownership interest is reflected in the accompanying balance sheets as an investment in unconsolidated entities and the Company’s interest in the income or losses of the property is recorded based on the equity method of accounting.

General information on the La Costa LLC and Bay Hill properties as of June 30, 2014 was as follows:

Unconsolidated Investment	Partner	Ownership Interest	Formation/ Acquisition Date	Property
La Costa LLC(1)	GEM	20%	September 7, 2012	La Costa Town Center
Bay Hill(2)	MDC	50%	October 19, 2012	The Fountains at Bay Hill

(1)

At June 30, 2014, La Costa LLC had real estate assets of $23.8 million, total assets of $25.1 million, mortgages payable of $14.1 million and total liabilities of $14.4 million. At December 31, 2013, La Costa LLC had real estate assets of $23.4 million, total assets of $25.7 million, mortgages payable of $14.1 million and total liabilities of $14.5 million. Total revenues were $471,000 and $862,000, total expenses were $662,000 and $1.3 million (including interest expense) and net loss was $191,000 and $452,000 for the three and six months ended June 30, 2014, respectively. Total revenues were $393,000 and $2.3 million, total expenses were $844,000 and $2.5 million (including interest expense) and net loss was $451,000 and $264,000 for the three and six months ended June 30, 2013, respectively. The mortgage note was assumed with the contribution of the property and bears interest at the rate of LIBOR plus a margin of 575 basis points (5.9% at each of June 30, 2014 and December 31, 2013). The mortgage note has a maturity date of October 1, 2014, which may be extended for three additional one-year periods at La Costa LLC’s election and upon the satisfaction of certain conditions (including the payment of an extension fee upon the exercise of the second and third renewal options, execution of an interest rate cap and the establishment of certain reserve accounts). La Costa LLC has also entered into an interest rate cap related to the mortgage note, which limits LIBOR to a maximum of 3.0% and expires on October 1, 2014.

(2)

At June 30, 2014, Bay Hill had real estate assets of $36.7 million, total assets of $39.4 million, mortgages payable of $23.2 million and total liabilities of $25.4 million. At December 31, 2013, Bay Hill had real estate assets of $37.0 million, total assets of $39.9 million, mortgages payable of $23.4 million and total liabilities of $25.6 million. Total revenues were $950,000 and $1.9 million, total expenses were $683,000 and $1.4 million (including interest expense) and net income was $267,000 and $511,000 for the three and six months ended June 30, 2014, respectively. Total revenues were $895,000 and $1.9 million, total expenses were $843,000 and $1.8 million (including interest expense) and net loss was $52,000 and $56,000 for the three and six months ended June 30, 2013, respectively. The mortgage note assumed with the acquisition of the Bay Hill property bears interest at the rate of LIBOR plus a margin of 325 basis points (3.4% at each of June 30, 2014 and December 31, 2013). The mortgage note has a maturity date of April 2, 2015, which may be extended for two additional one-year periods at the borrower’s election and upon the satisfaction of certain conditions.

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

The results of operations for the properties are reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. The following table summarizes the revenue and expense components that comprise income from discontinued operations (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Total revenues	$—	$575	$—	$1,257
Total expenses	—	544	—	1,121

Income before non-controlling interests and gain on sale of real estate assets	—	31	—	136
Gain on sale of real estate assets	—	—	—	—
Non-controlling interest in discontinued operations(1)	—	—	—	19

Income from discontinued operations available to the common stockholders	$—	$31	$—	$155

(1)

Amounts represent the portion of non-controlling interest related to OP units not held by the Parent Company that would be attributable to discontinued operations (no amounts would be allocable with respect to the condensed consolidated financial statements of the Operating Partnership).

16. Related Party Transactions

Subsequent to the Parent Company’s initial public offering, many of the employees of Excel Realty Holdings, LLC (“ERH”, a company that managed the operations of the Parent Company’s predecessor under various management agreements) became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. For the three months ended June 30, 2014 and 2013, approximately $84,000 and $65,000, respectively, was reimbursed to the Company from ERH and included in other income in the condensed consolidated statements of operations. For the six months ended June 30, 2014 and 2013, approximately $160,000 and $148,000, respectively, was reimbursed to the Company from ERH and included in other income in the condensed consolidated statements of operations.

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

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis (dollars in thousands):

	Balance at June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations	$—	$—	$—	$—

	Balance at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations(1)	$507	$—	$—	$507

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

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2014 (dollars in thousands):

Other Assets Related to Business Combinations (1)
Beginning balance, January 1, 2014	$507
Total gains: included in earnings	—
Purchases, issuances or settlements	(507)

Ending balance, June 30, 2014	$—

(1)	The change of $507,000 for other assets related to business combinations during the six months ended June 30, 2014 is comprised of cash payments received on the master lease asset.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2013 (dollars in thousands):

	Other Assets Related to Business Combinations (1)	Contingent Consideration Related to Business Combinations (2)	Derivative Instruments Related to Business Combinations (3)
Beginning balance, January 1, 2013	$992	$(1,787)	$(274)
Total gains: Included in earnings	6	1,552	246
Purchases, issuances or settlements	(277)	—	28

Ending balance, June 30, 2013	$721	$(235)	$—

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

There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to any of the three levels of the fair value hierarchy during the six months ended June 30, 2014 and 2013.

The Company has not elected the fair value measurement option for any of its other financial assets or liabilities. The Company estimates the fair value of its financial assets using a discounted cash flow analysis based on an appropriate market rate for a similar type of instrument. The Company estimates the fair value of its financial liabilities by using either (1) a discounted cash flow analysis using an appropriate market discount rate for similar types of instruments, or (2) a present value model and an interest rate that includes a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

The fair values of certain additional financial assets and liabilities at June 30, 2014 and December 31, 2013 (fair value measurements categorized as Level 3 of the fair value hierarchy) are as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Note receivable (Other Assets)	$750	$750	$750	$750
Financial liabilities:
Mortgage notes payable	207,048	213,866	251,191	254,473
Notes payable	—	—	179,500	179,500
Unsecured notes	350,000	353,176	100,000	100,000

20. Subsequent Events

On July 1, 2014, the Company entered into a purchase and sale agreement for the disposition of the Lowe’s property for a sales price of approximately $24.4 million, excluding closing costs. The sale of the property is subject to due diligence and other customary closing conditions. There can be no assurances that these conditions will be satisfied or that the disposition will close on the terms described herein, or at all.

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

The following tables reconcile the Company’s segment activity to its consolidated results of operations and financial position for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Office Properties:
Total revenues	$2,233	$2,326	$4,394	$4,376
Property operating expenses	(890)	(841)	(1,743)	(1,686)

Property operating income, as defined	1,343	1,485	2,651	2,690
Changes in fair value of contingent consideration	—	6	—	6
General and administrative costs	—	(2)	(5)	(7)
Depreciation and amortization	(911)	(913)	(1,803)	(1,853)
Interest expense	(4)	(193)	(191)	(385)

Net income	$428	$383	$652	$451

Multi-family Properties:
Total revenues	$1,382	$1,336	$2,783	$2,656
Property operating expenses	(505)	(395)	(958)	(700)

Property operating income, as defined	877	941	1,825	1,956
General and administrative costs	(11)	(167)	(25)	(310)
Depreciation and amortization	(463)	(689)	(926)	(1,838)

Net income (loss)	$403	$85	$874	$(192)

Retail Properties:
Total revenues	$27,015	$23,296	$54,049	$46,774
Property operating expenses	(5,855)	(5,262)	(12,386)	(10,485)

Property operating income, as defined	21,160	18,034	41,663	36,289
Changes in fair value of contingent consideration	—	1,552	—	1,552
General and administrative costs	(4,147)	(3,137)	(7,943)	(6,820)
Depreciation and amortization	(10,037)	(9,208)	(20,478)	(19,285)
Interest expense	(5,977)	(4,251)	(10,779)	(8,637)
Interest income	54	48	103	97
Income (loss) from equity in unconsolidated entities	95	(65)	165	(25)
Changes in fair value of financial instruments and gain on OP unit redemption	—	—	—	230

Income from continuing operations	1,148	2,973	2,731	3,401
Income from discontinued operations	—	31	—	136

Net income	$1,148	$3,004	$2,731	$3,537

Total Reportable Segments:
Total revenues	$30,630	$26,958	$61,226	$53,806
Property operating expenses	(7,250)	(6,498)	(15,087)	(12,871)

Property operating income, as defined	23,380	20,460	46,139	40,935
Changes in fair value of contingent consideration	—	1,558	—	1,558
General and administrative costs	(4,158)	(3,306)	(7,973)	(7,137)
Depreciation and amortization	(11,411)	(10,810)	(23,207)	(22,976)
Interest expense	(5,981)	(4,444)	(10,970)	(9,022)
Interest income	54	48	103	97
Income (loss) from equity in unconsolidated entities	95	(65)	165	(25)
Changes in fair value of financial instruments and gain on OP unit redemption	—	—	—	230

Income from continuing operations	1,979	3,441	4,257	3,660
Income from discontinued operations	—	31	—	136

Net income	$1,979	$3,472	$4,257	$3,796

Reconciliation to Condensed Consolidated Net Income Attributable to the Common Stockholders (Parent Company):
Total net income for reportable segments	$1,979	$3,472	$4,257	$3,796
Net income attributable to non-controlling interests	(74)	(105)	(157)	(133)

Net income attributable to Excel Trust, Inc.	$1,905	$3,367	$4,100	$3,663

Reconciliation to Condensed Consolidated Net Income Attributable to the Unitholders (Operating Partnership):
Total net income for reportable segments	$1,979	$3,472	$4,257	$3,796
Net income attributable to non-controlling interests	(90)	(85)	(183)	(172)

Net income attributable to Excel Trust, L.P.	$1,889	$3,387	$4,074	$3,624

	June 30,	December 31,
	2014	2013
Assets:
Office Properties:
Total assets	$64,460	$67,273
Multi-family Properties:
Total assets	69,836	70,732
Retail Properties:
Total assets	1,257,199	1,080,816

Total Reportable Segments & Consolidated Assets:
Total assets	$1,391,495	$1,218,821

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms “we,” “us,” “our” or the “Company” refer to Excel Trust, Inc., a Maryland corporation, and any of our subsidiaries, including Excel Trust, L.P., a Delaware limited partnership of which Excel Trust, Inc. is the parent company and general partner, which may be referred to herein as the “Operating Partnership.”

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in the retail industry or the markets in which we operate; changes in local, regional and national economic conditions; our inability to compete effectively; our inability to collect rent from tenants; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; decreased rental rates or increased vacancy rates; our failure to obtain necessary outside financing on favorable terms or at all; changes in the availability of additional acquisition opportunities; our inability to successfully complete real estate acquisitions; our failure to successfully operate acquired properties and operations; our failure to maintain our status as a REIT; our inability to attract and retain key personnel; government approvals, actions and initiatives, including the need for compliance with environmental requirements; financial market fluctuations; our failure to maintain our credit ratings or a downgrade in our credit ratings from one or more of the rating agencies; changes in real estate and zoning laws and increases in real property tax rates; the effects of earthquakes and other natural disasters; and lack of or insufficient amounts of insurance. While forward-looking statements reflect our good faith beliefs (or those of the indicated third parties), they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The following table reflects our total portfolio at June 30, 2014 (a property is reclassified from development to the operating portfolio at the earlier of 85% occupancy or one year from completion and delivery of the space):

	Gross Leasable Area (GLA)	% Occupied	% Leased	Number of Properties
Operating Portfolio:
Retail properties	5,879,696	92.9%	94.0%	34
Multi-family properties(1)	339 units	92.3%	95.6%	n/a
Office properties	338,339	85.5%	85.5%	2

Total/weighted-average operating portfolio	6,218,035	92.5%	93.5%	36

Development properties(2)	311,735	4.0%	39.2%	n/a
Unconsolidated properties(3)	225,863	65.2%	65.2%	2

Total Portfolio:
Total/weighted-average total portfolio	6,755,633	87.5%	90.1%	38

(1)

Includes the 339 apartment units on the upper levels of our West Broad Village retail shopping center (the number of apartment units and leased percentage are not included in the total/weighted-average).

(2)

Our non-operating properties consisted of Phase II of our Chimney Rock property and an undeveloped land parcel, Southlake Park Village, which are currently under development and are expected to contain approximately 312,000 square feet of GLA upon completion. Phase I of our Chimney Rock property is classified as an operating property).

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

Results of Operations

We operate through three reportable business segments: retail properties, multi-family properties and office properties. At June 30, 2014, we owned 34 consolidated retail operating properties with a total of approximately 5.9 million square feet of GLA. The multi-family segment consists of apartment units at one retail property, West Broad Village, which is located in Richmond, Virginia. The office segment consists of two properties, Excel Centre, a portion of which is utilized as our headquarters, and the Promenade Corporate Center. These office properties total 338,339 square feet of GLA.

The following table reflects leasing activity at our consolidated retail and office operating properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases during the six months ended June 30, 2014:

	Number of Leases	GLA	Weighted- Average Lease Rate	Weighted- Average Prior Lease Rate	% Increase (Decrease)	Tenant Improvement Allowance (sf)	Leasing Commission (sf)
Comparable leases	74	375,465	$18.07	$17.28	4.6%	$0.46	$1.41
Non-comparable leases	26	52,370	$24.42	n/a	n/a	$31.76	$8.16

Total leasing activity	100	427,835

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

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

	Same Properties(1)		New Properties		Redevelopment/ Development Properties		Corporate		Total
	As of June 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rentable GLA	5,510,488	5,510,488	707,547	—	—	—	—	—	6,218,035	5,510,488
Percent leased	93.3%	92.3%	95.8%	—	—	—	—	—	93.5%	92.3%
Number of properties	31	31	5	—	—	—	—	—	36	31
Percent of total portfolio	88.6%	100.0%	11.4%	—	—	—	—	—	100.0%	100.0%

	Same Properties		New Properties		Redevelopment/ Development Properties(3)		Corporate		Total
	Three months ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rental revenue	$22,603	$22,284	$2,559	$—	$76	$—	$(59)	$(57)	$25,179	$22,227
Tenant recoveries	4,215	4,446	628	—	12	—	—	—	4,855	4,446
Other income	419	165	12	—	—	—	165	120	596	285

Total revenues	27,237	26,895	3,199	—	88	—	106	63	30,630	26,958
Rental operations(2)	6,821	6,648	686	—	19	—	(276)	(150)	7,250	6,498

Property operating income	$20,416	$20,247	$2,513	$—	$69	$—	$382	$213	$23,380	$20,460

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

(3)

Includes development activities at our non-operating properties, consisting of Phase II of our Chimney Rock property and an undeveloped land parcel, Southlake Park Village, which are expected to contain approximately 312,000 square feet of GLA upon completion .

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	June 30, 2014	June 30, 2013	Change	Percent Change
Property operating income	$23,380	$20,460	$2,920	14.3%
Unallocated (income) expense:
Changes in fair value of contingent consideration	—	(1,558)	1,558	n/a
General and administrative	4,158	3,306	852	25.8%
Depreciation and amortization	11,411	10,810	601	5.6%

Operating income	7,811	7,902	(91)	1.2%
Interest expense, net	(5,927)	(4,396)	(1,531)	34.8%
Income (loss) from equity in unconsolidated entities	95	(65)	160	246.2%

Income from continuing operations	1,979	3,441	(1,462)	42.5%
Income from discontinued operations	—	31	(31)	n/a

Net income	$1,979	$3,472	$(1,493)	43.0%

Property operating income: Property operating income increased by $2.9 million, or 14.3%, to $23.4 million for the three months ended June 30, 2014 compared to $20.5 million for the three months ended June 30, 2013. The increase was primarily related to the acquisition of five consolidated operating properties after June 30, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade).

Changes in fair value of contingent consideration: A gain on changes in fair value of contingent consideration of approximately $1.6 million was recognized in the three months ended June 30, 2013 as a result of the reversal of a contingent liability related to an earn-out at one property due to a shortfall in expected leasing of vacant space at the property.

General and administrative: General and administrative expenses increased by $852,000, or 25.8%, to $4.2 million for the three months ended June 30, 2014 compared to $3.3 million for the three months ended June 30, 2013. The increase in general and administrative expenses was primarily due to an increase in share-based compensation expense compared to the prior period as a result of new restricted stock grants issued in March 2014 (share-based compensation expense of $1.4 million and $568,000 for the three months ended June 30, 2014 and 2013, respectively). In addition, there was an increase in personnel, technology and other infrastructure costs due to our continued growth, partially offset by a decrease in transaction costs.

Depreciation and amortization: Depreciation and amortization expense increased $601,000, or 5.6%, to $11.4 million for the three months ended June 30, 2014 compared to $10.8 million for the three months ended June 30, 2013. The increase was primarily related to the depreciation and amortization of assets acquired in connection with the purchase of five consolidated operating properties after June 30, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade).

Interest expense, net: Interest expense, net increased $1.5 million, or 34.8%, to $5.9 million for the three months ended June 30, 2014 compared to $4.4 million for the three months ended June 30, 2013. The increase was primarily due to the issuance of $100.0 million of unsecured notes at a weighted-average interest rate of 4.6% in November 2013 and the issuance of $250.0 million of unsecured notes at an interest rate of 4.625% in May 2014. The proceeds from these issuances were primarily utilized to repay outstanding borrowings under our unsecured revolving credit facility, which carried a lower variable interest rate. In addition, the increase was due to our assumption of approximately $7.3 million of mortgage debt in connection with our acquisition of the additional land parcel at The Promenade retail center in August 2013, partially offset by lower levels of outstanding borrowings under our unsecured revolving credit facility as a result of the repayment of outstanding borrowings.

Income from equity in unconsolidated entities: Income of $95,000 for the three months ended June 30, 2014 and a loss of $65,000 for the three months ended June 30, 2013, respectively, are comprised of our proportionate share of the net income or loss from the operations of our unconsolidated properties.

Income from discontinued operations: Income of $31,000 for the three months ended June 30, 2013 represents the operations of our Walgreens and Grant Creek Town Center properties, which were sold on July 19, 2013 and September 13, 2013, respectively. As a result of these dispositions, the operations of the properties as of June 30, 2013 are classified as discontinued operations within the condensed consolidated statements of income (see Note 15 of the condensed consolidated financial statements contained elsewhere herein for further discussion).

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

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

	Same Properties(1)		New Properties		Redevelopment/ Development Properties		Corporate		Total
	As of June 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rentable GLA	5,348,025	5,348,025	870,010	162,463	—	—	—	—	6,218,035	5,510,488
Percent leased	93.2%	92.3%	95.6%	92.4%	—	—	—	—	93.5%	92.3%
Number of properties	30	30	6	1	—	—	—	—	36	31
Percent of total portfolio	86.0%	97.1%	14.0%	2.9%	—	—	—	—	100.0%	100.0%

	Same Properties		New Properties		Redevelopment/ Development Properties(3)		Corporate		Total
	Six months ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rental revenue	$43,621	$43,180	$6,445	$1,064	$139	$—	$(119)	$(115)	$50,086	$44,129
Tenant recoveries	8,507	8,863	1,581	231	22	—	—	(18)	10,110	9,076
Other income	654	325	20	—	—	—	356	276	1,030	601

Total revenues	52,782	52,368	8,046	1,295	161	—	237	143	61,226	53,806
Rental operations(2)	13,839	13,092	1,735	282	36	—	(523)	(503)	15,087	12,871

Property operating income	$38,943	$39,276	$6,311	$1,013	$125	$—	$760	$646	$46,139	$40,935

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

(3)

Includes development activities at our non-operating properties, consisting of Phase II of our Chimney Rock property and an undeveloped land parcel, Southlake Park Village, which are expected to contain approximately 312,000 square feet of GLA upon completion .

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013	Change	Percent Change
Property operating income	$46,139	$40,935	$5,204	12.7%
Unallocated (income) expense:
Changes in fair value of contingent consideration	—	(1,558)	1,558	n/a
General and administrative	7,973	7,137	836	11.7%
Depreciation and amortization	23,207	22,976	231	1.0%

Operating income	14,959	12,380	2,579	20.8%
Interest expense, net	(10,867)	(8,925)	(1,942)	21.8%
Income (loss) from equity in unconsolidated entities	165	(25)	190	760.0%
Changes in fair value of financial instruments and gain on redemption of OP units	—	230	(230)	n/a

Income from continuing operations	4,257	3,660	597	16.3%
Income from discontinued operations	—	136	(136)	n/a

Net income	$4,257	$3,796	$461	12.1%

Property operating income: Property operating income increased by $5.2 million, or 12.7%, to $46.1 million for the six months ended June 30, 2014 compared to $40.9 million for the six months ended June 30, 2013. The increase was primarily related to the acquisition of five consolidated operating properties after June 30, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade).

Changes in fair value of contingent consideration: A gain on changes in fair value of contingent consideration of approximately $1.6 million was recognized in the six months ended June 30, 2013 as a result of the reversal of a contingent liability related to an earn-out at one property due to a shortfall in expected leasing of vacant space at the property.

General and administrative: General and administrative expenses increased by $836,000, or 11.7%, to $8.0 million for the six months ended June 30, 2014 compared to $7.1 million for the six months ended June 30, 2013. The increase in general and administrative expenses was primarily due to an increase in share-based compensation expense compared to the prior period as a result of new restricted stock grants issued in March 2014 (share-based compensation expense of $2.0 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively). In addition, there was an increase in personnel, technology, legal and other infrastructure costs due to our continued growth, partially offset by a decrease in audit and tax fees and transaction costs as compared to the prior period.

Depreciation and amortization: Depreciation and amortization expense increased $231,000, or 1.0%, to $23.2 million for the six months ended June 30, 2014 compared to $23.0 million for the six months ended June 30, 2013. The increase was primarily related to the depreciation and amortization of assets acquired in connection with the purchase of five consolidated operating properties after June 30, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade), partially offset by the full amortization of assets associated with certain of our earlier property acquisitions.

Interest expense, net: Interest expense, net increased $1.9 million, or 21.8%, to $10.8 million for the six months ended June 30, 2014 compared to $8.9 million for the six months ended June 30, 2013. The increase was primarily due to the issuance of $100.0 million of unsecured notes at a weighted-average interest rate of 4.6% in November 2013 and the issuance of $250.0 million of unsecured notes at an interest rate of 4.625% in May 2014. The proceeds from these issuances were primarily utilized to repay outstanding borrowings under our unsecured revolving credit facility, which carried a lower variable interest rate. In addition, the increase was due to our assumption of approximately $7.3 million of mortgage debt in connection with our acquisition of the additional land parcel at The Promenade retail center in August 2013, partially offset by lower levels of outstanding borrowings under our unsecured revolving credit facility as a result of the repayment of outstanding borrowings.

Income from equity in unconsolidated entities: Income of $165,000 for the six months ended June 30, 2014 and a loss of $25,000 for the six months ended June 30, 2013 are comprised of our proportionate share of the net income or loss from the operations of our unconsolidated properties.

Changes in fair value of financial instruments and gain on redemption of OP units: A gain on changes in fair value of financial instruments and gain on redemption of OP units of approximately $230,000 was recognized in the six months ended June 30, 2013 as a result of (1) the redemption of 19,904 OP units and (2) the expiration of the guaranteed redemption period for OP units issued in connection with the 2011 Edwards acquisition, which resulted in the recognition of a gain of approximately $246,000 representing the unutilized portion of the remaining redemption provision.

Income from discontinued operations: Income of $136,000 for the six months ended June 30, 2013 represents the operations of our Walgreens and Grant Creek Town Center properties, which were sold on July 19, 2013 and September 13, 2013, respectively. As a result of these dispositions, the operations of the properties as of June 30, 2013 are classified as discontinued operations within the condensed consolidated statements of income (see Note 15 of the condensed consolidated financial statements contained elsewhere herein for further discussion).

Results of Operations – Segments

We evaluate the performance of our segments based upon property operating income. “Property Operating Income” is defined as operating revenues (rental revenue, tenant recoveries and other income) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses).

You should read the following discussion in conjunction with the segment information disclosed in Note 21 to our condensed consolidated financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the three and six months ended June 30, 2014 and 2013 may not be indicative of our future results of operations.

The following table sets forth results of operations presented by segments for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	June 30, 2014	June 30, 2013	Change	Percent Change
Revenues:
Office properties	$2,233	$2,326	$(93)	4.0%
Multi-family properties	1,382	1,336	46	3.4%
Retail properties	27,015	23,296	3,719	16.0%

Total revenues	$30,630	$26,958	$3,672	13.6%
Property operating expenses:
Office properties	$890	$841	$49	5.8%
Multi-family properties	505	395	110	27.8%
Retail properties	5,855	5,262	593	11.3%

Total property operating expenses	$7,250	$6,498	$752	11.6%

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

Revenue-office properties: Office properties revenue decreased by $93,000, or 4.0%, to $2.2 million for the three months ended June 30, 2014 compared to $2.3 million for the three months ended June 30, 2013. The decrease was the result of the expiration of certain leases at our Promenade Corporate Center property, which were not immediately released, although there has been an overall increase in the leased percentage at our office properties from 84.0% at June 30, 2013 to 85.5% at June 30, 2014.

Revenue-multi-family properties: Multi-family property revenue increased by $46,000, or 3.4%, to $1.4 million for the three months ended June 30, 2014 compared to $1.3 million for the three months ended June 30, 2013. The increase was primarily the result of sustained high levels of leasing and small increases in the monthly rental rates.

Revenue-retail properties: Retail property revenue increased by $3.7 million, or 16.0%, to $27.0 million for the three months ended June 30, 2014 compared to $23.3 million for the three months ended June 30, 2013. The increase was primarily related to the acquisition of five consolidated retail operating properties after June 30, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade). In addition, we recognized an increase in contractual lease rates of approximately 4.9% for new or renewed leases executed during the twelve months ended June 30, 2014 for spaces previously occupied.

Property operating expenses-office properties: Office property operating expenses increased by $49,000, or 5.8%, to $890,000 for the three months ended June 30, 2014 compared to $841,000 for the three months ended June 30, 2013.

Property operating expenses-multi-family properties: Multi-family property operating expenses increased by $110,000, or 27.8%, to $505,000 for the three months ended June 30, 2014 compared to $395,000 for the three months ended June 30, 2013. The increase was primarily related to the hiring of on-site management employees after March 31, 2013. The expenses related to these employees are now included in property operating expenses. Prior to the hiring of on-site management employees, expenses related to personnel managing the multi-family property were included in general and administrative expenses.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $593,000, or 11.3%, to $5.9 million for the three months ended June 30, 2014 compared to $5.3 million for the three months ended June 30, 2013. The increase was primarily related to the acquisition of five consolidated retail operating properties after June 30, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade).

The following table sets forth results of operations presented by segments for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013	Change	Percent Change
Revenues:
Office properties	$4,394	$4,376	$18	0.4%
Multi-family properties	2,783	2,656	127	4.8%
Retail properties	54,049	46,774	7,275	15.6%

Total revenues	$61,226	$53,806	$7,420	13.8%
Property operating expenses:
Office properties	$1,743	$1,686	$57	3.4%
Multi-family properties	958	700	258	36.9%
Retail properties	12,386	10,485	1,901	18.1%

Total property operating expenses	$15,087	$12,871	$2,216	17.2%

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

Revenue-office properties: Office properties revenue was $4.4 million for the both the six months ended June 30, 2014 and 2013.

Revenue-multi-family properties: Multi-family property revenue increased by $127,000, or 4.8%, to $2.8 million for the six months ended June 30, 2014 compared to $2.7 million for the six months ended June 30, 2013. The increase was primarily the result of sustained high levels of leasing and small increases in the monthly rental rates.

Revenue-retail properties: Retail property revenue increased by $7.3 million, or 15.6%, to $54.1 million for the six months ended June 30, 2014 compared to $46.8 million for the six months ended June 30, 2013. The increase was primarily related to the acquisition of five consolidated retail operating properties after June 30, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade). In addition, we recognized an increase in contractual lease rates of approximately 4.9% for new or renewed leases executed during the twelve months ended June 30, 2014 for spaces previously occupied.

Property operating expenses-office properties: Office property operating expenses were $1.7 million for both the six months ended June 30, 2014 and 2013.

Property operating expenses-multi-family properties: Multi-family property operating expenses increased by $258,000, or 36.9%, to $958,000 for the six months ended June 30, 2014 compared to $700,000 for the six months ended June 30, 2013. The increase was primarily related to the hiring of on-site management employees after March 31, 2013. The expenses related to these employees are now included in property operating expenses. Prior to the hiring of on-site management employees, expenses related to personnel managing the multi-family property were included in general and administrative expenses.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $1.9 million, or 18.1%, to $12.4 million for the six months ended June 30, 2014 compared to $10.5 million for the six months ended June 30, 2013. The increase was primarily related to the acquisition of five consolidated retail operating properties after June 30, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade).

Cash Flows

The following is a comparison, for the six months ended June 30, 2014 and 2013, of our cash flows.

Cash and cash equivalents were $183.7 million and $7.2 million ($4.2 million for the Operating Partnership) at June 30, 2014 and 2013, respectively.

Net cash provided by operating activities was $33.1 million for the six months ended June 30, 2014 and $25.4 million for the six months ended June 30, 2013, an increase of $7.7 million. The increase was primarily due to cash flow generated from operations of new acquisitions and an increase in accrued liabilities in 2014 due to development activities at our non-operating properties (Phase II of our Chimney Rock property and an undeveloped land parcel, Southlake Park Village).

Net cash used in investing activities was $11.8 million for the six months ended June 30, 2014 compared to $42.2 million for the six months ended June 30, 2013, a decrease of $30.4 million. The decrease was primarily the result of no significant acquisitions of property in 2014 compared to property acquisitions of $30.7 million in 2013 and a refund of restricted cash related to the Red Rock Commons property due to the repayment of the construction loan in June 2014, partially offset by an increase in expenditures for the development of real estate of approximately $2.7 million.

Net cash provided by financing activities related to the Parent Company was $159.1 million for the six months ended June 30, 2014 compared to $18.3 million for the six months ended June 30, 2013, an increase of $140.8 million. Net cash provided by financing activities related to the Operating Partnership was $159.1 million for the six months ended June 30, 2014 compared to cash provided by financing activities of $15.3 million for the six months ended June 30, 2013, an increase of $143.8 million (net cash provided by financing activities for the six months ended June 30, 2013 does not include approximately $2.9 million of proceeds from equity offerings of the Parent Company not yet contributed in exchange for common OP units). The increase for both the Parent Company and the Operating Partnership was primarily due to higher net proceeds from the issuance of common stock of approximately $121.5 million for the Parent Company and from the issuance of common OP units of $124.5 million for the Operating Partnership as a result of the Parent Company’s June 2014 common stock offering and proceeds from the issuance of the $250.0 aggregate principal amount of unsecured notes in May 2014. This was partially offset by an increase in the repayment of mortgage notes and outstanding borrowings on the unsecured line of credit of approximately $11.3 million and $187.0 million, respectively.

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

The following table presents a reconciliation of FFO of Excel Trust, Inc. for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income (loss) attributable to the common stockholders(1)	$(839)	$623	$(1,388)	$(1,825)
Non-controlling interests in operating partnership(1)	(16)	20	(26)	(39)
Depreciation and amortization	11,411	11,149	23,207	23,540
Depreciation and amortization related to joint ventures(2)	156	255	326	666

Funds from operations	$10,712	$12,047	$22,119	$22,342

(1)

Net income allocable to non-controlling interests in the Operating Partnership is included in net income (loss) attributable to unitholders of the Operating Partnership as reflected in the condensed consolidated financial statements of the Operating Partnership, included elsewhere herein.

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

As of June 30, 2014, the Company owned an approximate 98.3% partnership interest in the Operating Partnership. The remaining 1.7% partnership interests are owned by non-affiliated investors and certain of the Company’s directors and executive officers. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

The Company’s short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to the Company’s stockholders and operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions,

•	construction of the non-operating portion of some of our properties, and

•	properties under contract or acquired after June 30, 2014.

We have entered into equity distribution agreements, or the Equity Distribution Agreements, with four sales agents, under which the Company can issue and sell shares of its common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements were initially entered into in March 2012 and were subsequently amended and restated in May 2013, permitting additional sales with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the year ended December 31, 2013, the Company issued 3,211,928 shares of its common stock pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $40.7 million at an average stock issuance price of $13.05 per share. The net proceeds of $40.7 million were contributed to the Operating Partnership in exchange for 3,211,928 OP units. During the six months ended June 30, 2014, the Company did not issue any shares pursuant to the Equity Distribution Agreements. As of June 30, 2014, the remaining aggregate offering price for sales of the Company’s shares permitted under the Equity Distribution Agreements was $95.0 million.

On June 25, 2014, The Company completed the issuance of 12,650,000 shares of its common stock, including the exercise of an option to purchase an additional 1,650,000 shares, resulting in net proceeds of approximately $160.7 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were contributed to the Operating Partnership in exchange for 12,650,000 OP units.

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

The Company’s board of directors has authorized a stock repurchase program under which the Company may acquire up to $50.0 million of its common stock and preferred stock in open market and negotiated purchases with no expiration date. As of June 30, 2014, approximately $41.9 million remained available under the stock repurchase program to acquire outstanding shares of the Company’s common stock and preferred stock. See Note 13 to the condensed consolidated financial statements contained elsewhere herein for further discussion).

As circumstances warrant, the Company may issue equity from time to time, dependent upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for preferred or common partnership OP units. The Operating Partnership may use the proceeds to repay debt, including borrowings under its unsecured revolving credit facility, for acquisitions and for other general corporate purposes.

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

At June 30, 2014, we had $183.7 million of cash and cash equivalents on hand.

Our short-term liquidity requirements consist primarily of funds to pay for future distributions expected to be paid to our unitholders and operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions,

•	construction of the non-operating portion of some of our properties, and

•	properties under contract or acquired after June 30, 2014.

Our long term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions, capital commitments, construction obligations and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions and developments of new properties that we pursue.

We intend to satisfy our short-term liquidity requirements primarily through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide sufficient cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance our debt service obligations or borrow from our unsecured revolving credit facility to pay for upcoming debt maturities. We expect to incur approximately $46.0 million in construction costs relating to redevelopment or development projects on portions of existing operating properties and at our non-operating properties (Chimney Rock Phase II and Southlake Park Village) and the redevelopment of our unconsolidated La Costa Town Center property (our proportionate share of estimated redevelopment costs, or $5.8 million). Funds for these costs are expected to come from new mortgage financing, borrowings from our unsecured revolving credit facility and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness, long-term secured and unsecured indebtedness and the use of net proceeds from the disposition of non-strategic assets. In addition, we may, from time to time, offer and sell additional equity and debt securities, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs.

As of June 30, 2014, our mortgage indebtedness consisted of the following:

Property Pledged as Collateral	Principal Balance	Contractual Interest Rate	Monthly Payment(1)	Maturity Date
Gilroy Crossing	$45,406	5.01%	263	October 2014
The Promenade	47,042	4.80%	344	October 2015
5000 South Hulen	13,300	5.60%	83	April 2017
Lake Pleasant Pavilion	27,679	6.09%	143	October 2017
Rite Aid — Vestavia Hills	925	7.25%	21	October 2018
Living Spaces-Promenade(2)	6,875	7.88%	80	November 2019
West Broad Village(3)	39,700	3.33%	110	May 2020
Lowe’s, Shippensburg	12,970	7.20%	110	October 2031
Northside Plaza(4)	12,000	0.07%	1	November 2035

	$205,897
Plus: premium(5)	1,151

Mortgage notes payable, net	$207,048

(1)	Amount represents the monthly payment of principal and interest at June 30, 2014.

(2)

We acquired an additional land parcel that we did not previously own at The Promenade retail property in August 2013, and in connection with such acquisition, we assumed a mortgage note with a fixed interest rate of 7.88%.

(3)	The loan at the West Broad Village property was refinanced in April 2013 and bears a fixed rate of 3.33% with a new maturity date of May 1, 2020. Debt payments are interest-only through May 2016.

(4)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.07% at June 30, 2014). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association Index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by us from our unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $102,000 at June 30, 2014 will be amortized as additional interest expense through November 2035.

(5)	Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

Our unsecured revolving credit facility has a borrowing capacity of $300.0 million, which may be increased from time to time up to an additional $200.0 million for a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is April 6, 2018 and may be extended for an additional six months at our option.

As of June 30, 2014, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 to 170 basis points, depending on Excel Trust, Inc.’s credit rating. As of June 30, 2014, we were also responsible for paying a fee of 0.25% to 0.30% on the full capacity of the facility. There were no borrowings under the unsecured revolving credit facility at June 30, 2014. We have issued $16.9 million in letters of credit from the unsecured revolving credit facility, which secure an outstanding $12.0 million bond payable for the Northside Mall property and construction activities at the Southlake Park Village property. The Northside Mall property bond is included with the mortgages payable on our condensed consolidated balance sheets. At June 30, 2014, there was approximately $262.6 million available for borrowing under the unsecured revolving credit facility.

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

The following is a summary of key financial covenants and their covenant levels as of June 30, 2014:

	Required	Actual
Key financial covenant:
Ratio of total liabilities to total asset value (maximum)	60.0%	40.8%
Ratio of adjusted EBITDA to fixed charges (minimum)	1.50x	2.0x
Ratio of secured indebtedness to total asset value (maximum)	40.0%	15.8%

(1)	For a complete listing of all debt covenants related to our consolidated indebtedness as well as definitions of the above terms, please refer to our applicable filings with the SEC.

As of June 30, 2014, we believe that we were in compliance with all of the covenants under our credit agreement.

On May 12, 2014, we completed the issuance of $250.0 million aggregate principal amount of 4.625% senior unsecured notes due 2024 (the “Notes due 2024”). The Notes due 2024 bear interest at 4.625% per annum and were issued at 99.477% of the principal amount to yield 4.691% to maturity. Interest is payable on May 15 and November 15 of each year beginning November 15, 2014 until the maturity date of May 15, 2024. Our obligations under the Notes due 2024 are fully and unconditionally guaranteed by our Parent Company. On or before February 15, 2024, we may redeem all or a portion of the Notes due 2024 upon notice to the holders at a redemption price equal to the greater of (1) 100% of the principal amount of the Notes due 2024 being redeemed and (2) 100% of the principal amount plus a make-whole premium as set forth in the Indenture governing the Notes due 2024 (the “Indenture”), plus accrued and unpaid interest up to, but not including, the redemption date. After February 15, 2024, the redemption price will be equal to 100% of the principal amount of the Notes due 2024 being redeemed, plus accrued and unpaid interest up to, but not including, the redemption date. Proceeds from the issuance of the Notes due 2024 were used to repay a portion of the outstanding indebtedness under our unsecured revolving credit facility and for other general corporate and working capital purposes.

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

As of June 30, 2014, our ratio of debt-to-gross undepreciated asset value was approximately 37.9%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and Excel Trust, Inc.’s board of directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

We intend to utilize the majority of the balance of our cash and cash equivalents at June 30, 2014 to fund a portion of the purchase price relating to purchase agreements we have executed to acquire four retail properties for approximately $367.1 million and for other potential acquisitions or the repayment of future debt maturities. The acquisition of the properties currently under contract is subject to due diligence and other customary closing conditions. There can be no assurances that these conditions will be satisfied or that the acquisitions will close on the terms described herein, or at all.

Commitments, Contingencies and Contractual Obligations

The following table outlines our contractual obligations (dollars in thousands) at June 30, 2014 related to our mortgage and note indebtedness and other commitments:

	Payments by Period
	2014 (six months)	2015-2016	2017-2018	Thereafter	Total
Principal payments — fixed rate debt	$47,129	$50,280	$43,632	$402,856	$543,897
Principal payments — variable rate debt(1)	—	—	—	12,000	12,000
Interest payments — fixed rate debt	7,971	23,916	18,390	27,479	77,756
Interest payments — variable rate debt(1)	4	17	17	127	165
Construction costs(2)	25,122	20,837	—	—	45,959

	$80,226	$95,050	$62,039	$442,462	$679,777

(1)

Includes redevelopment revenue bonds at our Northside Mall property and our unsecured revolving credit facility (there were no outstanding borrowings under our unsecured revolving credit facility at June 30, 2014). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.07% at June 30, 2014). The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 90 basis points to 170 basis points, depending on our credit rating. Interest payments for variable rate debt are based on the interest rates in effect and debt balances outstanding on June 30, 2014.

(2)

Amount represents our estimate of costs expected to be incurred relating to development projects on portions of existing operating properties and at our non-operating properties (Chimney Rock Phase II and Southlake Park Village) and the redevelopment of our unconsolidated La Costa Town Center property (our proportionate share of estimated redevelopment costs, or $5.8 million).

Off-Balance Sheet Arrangements

We hold a 20% ownership interest in an unconsolidated limited liability company, La Costa LLC, which owns the La Costa Town Center property. La Costa LLC does not qualify as a variable interest entity, or VIE, and consolidation is not required as we do not control the operations of the property. The majority owner bears the majority of any losses incurred. We receive 20% of the cash flow distributions and may receive a greater portion of cash distributions in the future based upon the performance of the property and the availability of cash for distribution. In addition, we receive fees in our role as the day-to-day property manager and for any development services that we provide. We account for our interest in La Costa LLC as a profit-sharing arrangement, which is reflected in a manner that is similar to the equity method of accounting. The assets and liabilities of La Costa LLC were $23.8 million and $14.4 million, respectively, at June 30, 2014.

On June 18, 2014, we entered into a purchase and sale agreement for the disposition of the La Costa Town Center property for a sales price of approximately $33.0 million, excluding closing costs. The sale of the property is subject to due diligence and other customary closing conditions. There can be no assurances that these conditions will be satisfied or that the disposition will close on the terms described herein, or at all.

We hold a 50% tenant-in-common ownership interest in a company, Bay Hill Fountains, LLC, or Bay Hill LLC, which owns The Fountains at Bay Hill property, or the Bay Hill property. The Bay Hill LLC does not qualify as a VIE and consolidation is not required as we do not control the operations of the property. We receive 50% of the cash flow distributions and recognize 50% of the results of operations. In addition, we receive fees in our role as the day-to-day property manager. We account for our interest in the Bay Hill property under the equity method of accounting. The assets and liabilities of the Bay Hill property were $39.4 million and $25.4 million, respectively, at June 30, 2014.

Our proportionate share of outstanding indebtedness at the unconsolidated entities is as follows (dollars in thousands):

Name	Ownership Interest	Principal Amount(1)	Interest Rate	Maturity Date
La Costa LLC	20%	$2,820	5.9%	October 1, 2014
Bay Hill LLC	50%	$11,599	3.4%	April 2, 2015

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

The fair value of mortgages payable at June 30, 2014, including our construction loan, was approximately $213.9 million compared to the carrying amount of $207.0 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $5.4 million at June 30, 2014. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $5.7 million at June 30, 2014.

We have a $300.0 million unsecured revolving credit facility. As of June 30, 2014, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 basis points to 170 basis points, depending on our credit rating. As of June 30, 2014, we had $16.9 million of debt and commitments outstanding under our unsecured revolving credit facility. At June 30, 2014, we had no outstanding balance on our unsecured revolving credit facility.

We have entered into $350.0 million aggregate principal amount of senior unsecured notes with a weighted-average fixed interest rate of 4.62%. The fair value of the senior unsecured notes at June 30, 2014 was approximately $353.2 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $25.0 million at June 30, 2014. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $27.4 million at June 30, 2014.

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

As required by Rule 13a-15(b) under the Exchange Act, Excel Trust, L.P. carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of its general partner, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of its general partner concluded, as of that time, that Excel Trust, L.P.’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Unregistered Sales of Equity Securities and Use of Proceeds (Excel Trust, Inc.)

None.

Unregistered Sales of Equity Securities and Use of Proceeds (Excel Trust, L.P.)

During the quarter ended June 30, 2014, Excel Trust, Inc. issued, net of forfeitures, an aggregate of 12,412 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by Excel Trust, Inc. in connection with such an award, we issued a restricted common OP unit to Excel Trust, Inc. During the quarter ended June 30, 2014, we issued, net of forfeitures, an aggregate of 12,412 restricted common OP units to Excel Trust, Inc., as required by our partnership agreement. These issuances were made in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On June 25, 2014, Excel Trust, Inc. issued 12,650,000 shares of common stock, including the exercise of an option to purchase an additional 1,650,000 shares, resulting in net proceeds of approximately $160.7 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were contributed to the Operating Partnership in exchange for 12,650,000 OP units. The OP units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

4.1	Indenture, dated as of May 12, 2014, by and among Excel Trust, L.P., Excel Trust, Inc. and Wells Fargo Bank, National Association, as trustee. (1)

4.2	Supplemental Indenture, dated as of May 12, 2014, by and among Excel Trust, L.P., Excel Trust, Inc. and Wells Fargo Bank, National Association, as trustee, including the form of 4.625% Senior Notes due 2024 and guarantee thereof. (1)

10.1	2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (as Amended and Restated Effective May 13, 2014). (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated herein by reference to Excel Trust, Inc.’s and Excel Trust, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2014.

(2)	Incorporated herein by reference to Excel Trust, Inc.’s and Excel Trust, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EXCEL TRUST, INC.		EXCEL TRUST, L.P. By: Excel Trust, Inc. Its general partner

By:	/S/ GARY B. SABIN	By:	/S/ GARY B. SABIN
	Gary B. Sabin Chairman and Chief Executive Officer (Principal Executive Officer)		Gary B. Sabin Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JAMES Y. NAKAGAWA	By:	/S/ JAMES Y. NAKAGAWA
	James Y. Nakagawa Chief Financial Officer (Principal Financial Officer)		James Y. Nakagawa Chief Financial Officer (Principal Financial Officer)

Dated: July 31, 2014		Dated: July 31, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1	Indenture, dated as of May 12, 2014, by and among Excel Trust, L.P., Excel Trust, Inc. and Wells Fargo Bank, National Association, as trustee. (1)

4.2	Supplemental Indenture, dated as of May 12, 2014, by and among Excel Trust, L.P., Excel Trust, Inc. and Wells Fargo Bank, National Association, as trustee, including the form of 4.625% Senior Notes due 2024 and guarantee thereof. (1)

10.1	2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (as Amended and Restated Effective May 13, 2014). (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated herein by reference to Excel Trust, Inc.’s and Excel Trust, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2014.

(2)	Incorporated herein by reference to Excel Trust, Inc.’s and Excel Trust, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2014.