Form 10-Q
period 2014-09-30
Excel Trust, Inc.; Excel Trust, L.P.
filed 2014-11-06
CIK 1478950, 1492323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Excel Trust, Inc.    Yes  ☐    No  ☒

Excel Trust, L.P.    Yes  ☐    No  ☒

Number of shares of Excel Trust, Inc. common stock outstanding as of November 5, 2014, $0.01 par value per share: 61,116,408 shares

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2014 of Excel Trust, Inc., a Maryland corporation, and Excel Trust, L.P., a Delaware limited partnership of which Excel Trust, Inc. is the parent company and general partner. Unless stated otherwise or the context otherwise requires, all references in this report to “we,” “our,” “us” or “the Company” refer to Excel Trust, Inc., together with its controlled and consolidated subsidiaries, including Excel Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” refer to Excel Trust, L.P., a Delaware limited partnership, and its controlled and consolidated subsidiaries.

Excel Trust, Inc. is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of September 30, 2014, Excel Trust, Inc. owned an approximate 98.3% partnership interest in the Operating Partnership. The remaining 1.7% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, Excel Trust, Inc. exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

EXCEL TRUST, INC.

EXCEL TRUST, L.P.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS:
Property:
Land	$409,013	$380,366
Buildings	754,860	642,356
Site improvements	69,137	63,242
Tenant improvements	62,454	54,025
Construction in progress	26,697	7,576
Less accumulated depreciation	(83,008)	(61,479)

Property, net	1,239,153	1,086,086
Cash and cash equivalents	6,143	3,245
Restricted cash	7,707	8,147
Tenant receivables, net	4,404	5,117
Lease intangibles, net	81,796	78,345
Deferred rent receivable	10,824	9,226
Other assets	36,022	20,135
Investment in unconsolidated entities	8,378	8,520

Total assets(1)	$1,394,427	$1,218,821

LIABILITIES AND EQUITY:
Liabilities:
Mortgages payable, net	$160,837	$251,191
Notes payable	56,000	179,500
Unsecured notes	348,725	100,000
Accounts payable and other liabilities	40,821	21,700
Lease intangibles, net	36,260	28,114
Dividends/distributions payable	12,918	10,932

Total liabilities(2)	655,561	591,437
Commitments and contingencies
Equity:
Stockholders’ equity
Preferred stock, 50,000,000 shares authorized
7.0% Series A cumulative convertible perpetual preferred stock, $50,000 liquidation preference ($25.00 per share), 1,330,975 and 2,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	31,746	47,703
8.125% Series B cumulative redeemable preferred stock, $92,000 liquidation preference ($25.00 per share), 3,680,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	88,720	88,720
Common stock, $.01 par value, 200,000,000 shares authorized; 61,116,408 and 48,381,365 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	610	482
Additional paid-in capital	606,040	478,541
Retained Earnings	—	—
Accumulated other comprehensive loss	(22)	—

Total stockholders’ equity	727,094	615,446
Non-controlling interests	11,772	11,938

Total equity	738,866	627,384

Total liabilities and equity	$1,394,427	$1,218,821

(1)

Excel Trust, Inc.’s consolidated total assets at September 30, 2014 and December 31, 2013 include $15,146 and $15,470, respectively, of assets (primarily real estate assets) of a variable interest entity (“VIE”) that can only be used to settle the liabilities of that VIE.

(2)

Excel Trust, Inc.’s consolidated total liabilities at September 30, 2014 and December 31, 2013 include $232 and $220 of accounts payable and other liabilities of a VIE, respectively, that do not have recourse to Excel Trust, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Rental revenue	$24,750	$23,556	$74,836	$67,685
Tenant recoveries	5,057	5,022	15,168	14,099
Other income	427	353	1,457	954

Total revenues	30,234	28,931	91,461	82,738
Expenses:
Maintenance and repairs	2,030	1,821	6,439	5,239
Real estate taxes	3,148	3,354	9,443	9,312
Management fees	496	698	1,533	1,331
Other operating expenses	1,632	1,845	4,978	4,707
Change in fair value of contingent consideration	—	(10)	—	(1,568)
General and administrative	4,289	3,399	12,263	10,536
Depreciation and amortization	11,212	11,637	34,419	34,613

Total expenses	22,807	22,744	69,075	64,170

Operating income	7,427	6,187	22,386	18,568
Interest expense	(6,387)	(4,728)	(17,357)	(13,751)
Interest income	103	49	206	146
Income (loss) from equity in unconsolidated entities	75	12	240	(13)
Changes in fair value of financial instruments and gain on OP unit redemption	—	—	—	230

Income from continuing operations	1,218	1,520	5,475	5,180
Income from discontinued operations before gain on sale of real estate assets	—	345	—	481
Gain on sale of real estate assets	—	11,974	—	11,974

Income from discontinued operations	—	12,319	—	12,455

Net income	1,218	13,839	5,475	17,635
Net income attributable to non-controlling interests	(70)	(356)	(227)	(489)

Net income attributable to Excel Trust, Inc.	1,148	13,483	5,248	17,146
Preferred stock dividends	(2,501)	(2,744)	(7,989)	(8,232)
Cost of redemption of preferred stock	(1,477)	—	(1,477)	—

Net (loss) income attributable to the common stockholders	$(2,830)	$10,739	$(4,218)	$8,914

(Loss) income from continuing operations per share attributable to the common stockholders - basic and diluted	(0.05)	(0.03)	(0.09)	(0.08)
Net (loss) income per share attributable to the common stockholders - basic and diluted	$(0.05)	$0.22	$(0.09)	$0.18

Weighted-average common shares outstanding - basic and diluted	60,389	47,497	52,293	46,674

Dividends declared per common share	$0.175	$0.17	$0.525	$0.51

Net income	$1,218	$13,839	$5,475	$17,635
Other comprehensive (loss) income:
Change in unrealized loss on interest rate swaps	—	163	—	476
Change in unrealized loss on investment in equity securities	(22)	—	(22)	—

Comprehensive income	1,196	14,002	5,453	18,111
Comprehensive income attributable to non-controlling interests	(70)	(359)	(227)	(500)

Comprehensive income attributable to Excel Trust, Inc.	$1,126	$13,643	$5,226	$17,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2014	$47,703	$88,720	48,381,365	$482	$460,431	$18,110	$—	$615,446	$11,938	$627,384
Reclassification of dividends, see Note 2	—	—	—	—	18,110	(18,110)	—	—	—	—

Balance at January 1, 2014, as corrected	47,703	88,720	48,381,365	482	478,541	—	—	615,446	11,938	627,384
Net proceeds from sale of common stock	—	—	12,650,000	127	160,427	—	—	160,554	—	160,554
Repurchase of common stock	—	—	(105,775)	(1)	(1,406)	—	—	(1,407)	—	(1,407)
Repurchase of preferred stock	(15,957)	—	—	—	(1,477)	—	—	(17,434)	—	(17,434)
Forfeiture of restricted common stock awards	—	—	(466,864)	(4)	4	—	—	—	—	—
Issuance of restricted common stock awards	—	—	657,682	6	(6)	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	3,117	—	—	3,117	—	3,117
Common stock dividends	—	—	—	—	(29,869)	—	—	(29,869)	—	(29,869)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(943)	(943)
Net income	—	—	—	—	—	5,248	—	5,248	227	5,475
Preferred stock dividends	—	—	—	—	(2,741)	(5,248)	—	(7,989)	—	(7,989)
Change in unrealized loss on investment in equity securities	—	—	—	—	—	—	(22)	(22)	—	(22)
Adjustment for non-controlling interests	—	—	—	—	(550)	—	—	(550)	550	—

Balance at September 30, 2014	$31,746	$88,720	61,116,408	$610	$606,040	$—	$(22)	$727,094	$11,772	$738,866

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative (Deficit) Retained Earnings	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2013	$47,703	$88,720	44,905,683	$448	$459,151	$(1,414)	$(572)	$594,036	$14,736	$608,772
Net proceeds from sale of common stock	—	—	3,211,928	32	40,695	—	—	40,727	—	40,727
Issuance of restricted common stock awards	—	—	33,088	—	—	—	—	—	—	—
Redemption of OP units for common stock and cash	—	—	22,074	—	279	—	—	279	(235)	44
Noncash amortization of share-based compensation	—	—	—	—	1,713	—	—	1,713	—	1,713
Common stock dividends, as corrected (see Note 2)	—	—	—	—	(16,849)	(7,500)	—	(24,349)	—	(24,349)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(990)	(990)
Net income	—	—	—	—	—	17,146	—	17,146	489	17,635
Preferred stock dividends, as corrected (see Note 2)	—	—	—	—	—	(8,232)	—	(8,232)	—	(8,232)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	465	465	11	476
Adjustment for non-controlling interests	—	—	—	—	(223)	—	—	(223)	223	—

Balance at September 30, 2013, as corrected (see Note 2)	$47,703	$88,720	48,172,773	$480	$484,766	$—	$(107)	$621,562	$14,234	$635,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net income	$5,475	$17,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,419	35,306
Changes in fair value of financial instruments and gain on OP unit redemption	—	(230)
Change in fair value of contingent consideration	—	(1,568)
Gain on sale of real estate assets	—	(11,974)
(Income) loss from equity in unconsolidated entities	(240)	13
Deferred rent receivable	(1,632)	(2,913)
Amortization of above- and below-market leases	(136)	205
Amortization of deferred balances	1,259	1,127
Bad debt expense	469	959
Share-based compensation expense	3,117	1,713
Distributions from unconsolidated entities	417	518
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	243	1,295
Other assets	(701)	(1,289)
Accounts payable and other liabilities	9,014	2,198

Net cash provided by operating activities	51,704	42,995

Cash flows from investing activities:
Acquisitions of property (including deposits for potential acquisition)	(153,440)	(121,175)
Development of property and property improvements	(22,598)	(16,215)
Investments in unconsolidated entities	—	(106)
Return of capital from unconsolidated entities	—	139
Disposition of real estate assets	—	4,355
Purchase of marketable securities	(10,455)	—
Receipt of master lease payments	507	384
Capitalized leasing costs	(835)	(1,538)
Restricted cash	440	(3,439)

Net cash used in investing activities	(186,381)	(137,595)

Cash flows from financing activities:
Issuance of common stock	160,908	41,098
Common stock offering costs	(316)	—
Repurchase of common stock	(1,407)	—
Repurchase of preferred stock	(17,434)	—
Payments on mortgages payable	(90,145)	(33,771)
Payments on notes payable	(222,000)	(40,500)
Proceeds from notes payable	98,500	159,000
Proceeds from unsecured notes	248,693	—
Distribution to non-controlling interests	(943)	(971)
Preferred stock dividends	(8,231)	(8,232)
Common stock dividends	(27,641)	(23,457)
Deferred financing costs	(2,409)	(680)

Net cash provided by financing activities	137,575	92,487

Net increase (decrease)	2,898	(2,113)
Cash and cash equivalents, beginning of period	3,245	5,596

Cash and cash equivalents, end of period	$6,143	$3,483

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized of $459 and $50	$8,309	$12,114

Non-cash investing and financing activity:
Assumption of net mortgage debt in connection with property acquisitions	$—	$8,204

Liabilities assumed in connection with property acquisitions	$126	$140

Dispositions of real estate assets classified as a 1031 exchange (including gain on sale of real estate assets of $10,854)	$—	$31,104

Common stock dividends payable	$10,695	$8,189

Preferred stock dividends payable	$2,045	$2,287

OP unit distributions payable	$178	$208

Accrued additions to operating and development properties	$10,455	$3,356

Change in unrealized loss on interest rate swaps	$—	$476

Change in unrealized loss on investment in equity securities	$22	$—

OP unit redemptions (common stock)	$—	$279

Reclassification of offering costs	$—	$364

Accrued offering costs	$38	$—

Reclassification of real estate to held for sale	$—	$3,226

Conversion of note receivable to property improvements	$910	$—

Accrued profit participation interests	$1,654	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per unit amounts)

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS:

Property:
Land	$409,013	$380,366
Buildings	754,860	642,356
Site improvements	69,137	63,242
Tenant improvements	62,454	54,025
Construction in progress	26,697	7,576
Less accumulated depreciation	(83,008)	(61,479)

Property, net	1,239,153	1,086,086
Cash and cash equivalents	6,143	3,245
Restricted cash	7,707	8,147
Tenant receivables, net	4,404	5,117
Lease intangibles, net	81,796	78,345
Deferred rent receivable	10,824	9,226
Other assets	36,022	20,135
Investment in unconsolidated entities	8,378	8,520

Total assets(1)	$1,394,427	$1,218,821

LIABILITIES AND CAPITAL:

Liabilities:
Mortgages payable, net	$160,837	$251,191
Notes payable	56,000	179,500
Unsecured notes	348,725	100,000
Accounts payable and other liabilities	40,821	21,700
Lease intangibles, net	36,260	28,114
Distributions payable	12,918	10,932

Total liabilities(2)	655,561	591,437
Commitments and contingencies
Capital:
Partners’ capital:
Preferred OP units, 50,000,000 units authorized
7.0% Series A cumulative convertible perpetual preferred units, $50,000 liquidation preference ($25.00 per unit), 1,330,975 and 2,000,000 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	31,746	47,703
8.125% Series B cumulative redeemable preferred units, $92,000 liquidation preference ($25.00 per unit), 3,680,000 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	88,720	88,720
Limited partners’ capital, 1,019,523 common OP units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,585	2,167
General partner’s capital, 61,116,408 and 48,381,365 common OP units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	615,311	487,133
Accumulated other comprehensive loss	(22)	—

Total partners’ capital	737,340	625,723
Non-controlling interests	1,526	1,661

Total capital	738,866	627,384

Total liabilities and capital	$1,394,427	$1,218,821

(1)

Excel Trust, L.P.’s consolidated total assets at September 30, 2014 and December 31, 2013 include $15,146 and $15,470, respectively, of assets (primarily real estate assets) of a VIE that can only be used to settle the liabilities of that VIE.

(2)

Excel Trust, L.P.’s consolidated total liabilities at September 30, 2014 and December 31, 2013 include $232 and $220 of accounts payable and other liabilities of a VIE, respectively, that do not have recourse to Excel Trust, L.P.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Rental revenue	$24,750	$23,556	$74,836	$67,685
Tenant recoveries	5,057	5,022	15,168	14,099
Other income	427	353	1,457	954

Total revenues	30,234	28,931	91,461	82,738
Expenses:
Maintenance and repairs	2,030	1,821	6,439	5,239
Real estate taxes	3,148	3,354	9,443	9,312
Management fees	496	698	1,533	1,331
Other operating expenses	1,632	1,845	4,978	4,707
Change in fair value of contingent consideration	—	(10)	—	(1,568)
General and administrative	4,289	3,399	12,263	10,536
Depreciation and amortization	11,212	11,637	34,419	34,613

Total expenses	22,807	22,744	69,075	64,170

Operating income	7,427	6,187	22,386	18,568
Interest expense	(6,387)	(4,728)	(17,357)	(13,751)
Interest income	103	49	206	146
Income (loss) from equity in unconsolidated entities	75	12	240	(13)
Changes in fair value of financial instruments and gain on OP unit redemption	—	—	—	230

Income from continuing operations	1,218	1,520	5,475	5,180
Income from discontinued operations before gain on sale of real estate assets	—	345	—	481
Gain on sale of real estate assets	—	11,974	—	11,974

Income from discontinued operations	—	12,319	—	12,455

Net income	1,218	13,839	5,475	17,635
Net income attributable to non-controlling interests	(91)	(77)	(274)	(249)

Net income attributable to Excel Trust, L.P.	1,127	13,762	5,201	17,386
Preferred operating unit distributions	(2,501)	(2,744)	(7,989)	(8,232)
Cost of redemption of preferred units	(1,477)	—	(1,477)	—

Net (loss) income attributable to the unitholders	$(2,851)	$11,018	$(4,265)	$9,154

(Loss) income from continuing operations per unit attributable to the unitholders - basic and diluted	(0.05)	(0.03)	(0.09)	(0.08)
Net (loss) income per unit attributable to the unitholders - basic and diluted	$(0.05)	$0.22	$(0.09)	$0.18

Weighted-average common OP units outstanding - basic and diluted	61,409	48,722	53,494	47,905

Distributions declared per common OP unit	$0.175	$0.17	$0.525	$0.51

Net income	$1,218	$13,839	$5,475	$17,635
Other comprehensive (loss) income:
Change in unrealized loss on interest rate swaps	—	163	—	476
Change in unrealized loss on investment in equity securities	(22)	—	(22)	—

Comprehensive income	1,196	14,002	5,453	18,111
Comprehensive income attributable to non-controlling interests	(91)	(77)	(274)	(249)

Comprehensive income attributable to Excel Trust, L.P.	$1,105	$13,925	$5,179	$17,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL

(Dollars in thousands)

(Unaudited)

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital
	Series A	Series B	Common OP Units	Amount	Common OP Units	Amount	Accumulated other Comprehensive Loss	Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance at January 1, 2014	$47,703	$88,720	1,019,523	$2,166	48,381,365	$487,134	$—	$625,723	$1,661	$627,384
Net proceeds from issuance of common OP units	—	—	—	—	12,650,000	160,554	—	160,554	—	160,554
Repurchase of common OP units	—	—	—	—	(105,775)	(1,407)	—	(1,407)	—	(1,407)
Repurchase of preferred OP units	(15,957)	—	—	—	—	(1,477)	—	(17,434)	—	(17,434)
Forfeiture of restricted common OP unit awards	—	—	—	—	(466,864)	—	—	—	—	—
Issuance of restricted common OP unit awards	—	—	—	—	657,682	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	—	3,117	—	3,117	—	3,117
OP unit distributions	(2,382)	(5,607)	—	(534)	—	(29,869)	—	(38,392)	(409)	(38,801)
Net income (loss)	2,382	5,607	—	(47)	—	(2,741)	—	5,201	274	5,475
Change in unrealized loss on investment in equity securities	—	—	—	—	—	—	(22)	(22)	—	(22)

Balance at September 30, 2014	$31,746	$88,720	1,019,523	$1,585	61,116,408	$615,311	$(22)	$737,340	$1,526	$738,866

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital
	Series A	Series B	Common OP Units	Amount	Common OP Units	Amount	Accumulated other Comprehensive Loss	Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance at January 1, 2013	$47,703	$88,720	1,245,019	$5,512	44,905,683	$465,612	$(620)	$606,927	$1,845	$608,772
Net proceeds from sale of common OP units	—	—	—	—	3,211,928	40,727	—	40,727	—	40,727
Issuance of restricted common OP unit awards	—	—	—	—	33,088	—	—	—	—	—
Redemption of common OP units	—	—	(19,904)	(235)	22,074	279	—	44	—	44
Noncash amortization of share-based compensation	—	—	—	—	—	1,713	—	1,713	—	1,713
OP unit distributions	(2,625)	(5,607)	—	(624)	—	(24,349)	—	(33,205)	(366)	(33,571)
Net income (loss)	2,625	5,607	—	240	—	8,914	—	17,386	249	17,635
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	476	476	—	476

Balance at September 30, 2013	$47,703	$88,720	1,225,115	$4,893	48,172,773	$492,896	$(144)	$634,068	$1,728	$635,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net income	$5,475	$17,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,419	35,306
Changes in fair value of financial instruments and gain on OP unit redemption	—	(230)
Change in fair value of contingent consideration	—	(1,568)
Gain on sale of real estate assets	—	(11,974)
(Income) loss from equity in unconsolidated entities	(240)	13
Deferred rent receivable	(1,632)	(2,913)
Amortization of above- and below-market leases	(136)	205
Amortization of deferred balances	1,259	1,127
Bad debt expense	469	959
Share-based compensation expense	3,117	1,713
Distributions from unconsolidated entities	417	518
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	243	1,295
Other assets	(701)	(1,289)
Accounts payable and other liabilities	9,014	2,198

Net cash provided by operating activities	51,704	42,995

Cash flows from investing activities:
Acquisitions of property (including deposits for potential acquisition)	(153,440)	(121,175)
Development of property and property improvements	(22,598)	(16,215)
Investments in unconsolidated entities	—	(106)
Return of capital from unconsolidated entities	—	139
Disposition of real estate assets	—	4,355
Purchase of equity securities	(10,455)	—
Receipt of master lease payments	507	384
Capitalized leasing costs	(835)	(1,538)
Restricted cash	440	(3,439)

Net cash used in investing activities	(186,381)	(137,595)

Cash flows from financing activities:
Issuance of common OP units	160,592	41,098
Repurchase of common OP units	(1,407)	—
Repurchase of preferred OP units	(17,434)	—
Payments on mortgages payable	(90,145)	(33,771)
Payments on notes payable	(222,000)	(40,500)
Proceeds from notes payable	98,500	159,000
Proceeds from unsecured notes	248,693	—
Distribution to non-controlling interests	(409)	(366)
Preferred OP unit distributions	(8,231)	(8,232)
Common OP unit distributions	(28,175)	(24,062)
Deferred financing costs	(2,409)	(680)

Net cash provided by financing activities	137,575	92,487

Net increase (decrease)	2,898	(2,113)
Cash and cash equivalents, beginning of period	3,245	5,596

Cash and cash equivalents, end of period	$6,143	$3,483

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized of $459 and $50	$8,309	$12,114

Non-cash investing and financing activity:
Assumption of net mortgage debt in connection with property acquisitions	$—	$8,204

Liabilities assumed in connection with property acquisitions	$126	$140

Disposition of real estate assets classified as a 1031 exchange (including gain on sale of real estate assets of $10,845)	$—	$31,104

Common OP unit distributions payable	$10,873	$8,397

Preferred OP unit distributions payable	$2,045	$2,287

Accrued additions to operating and development properties	$10,455	$3,356

Change in unrealized loss on interest rate swaps	$—	$476

Change in unrealized loss on investment in equity securities	$22	$—

OP unit redemptions	$—	$279

Reclassification of offering costs	$—	$364

Accrued offering costs	$38	$—

Reclassification of real estate to held for sale	$—	$3,226

Conversion of note receivable to property improvements	$910	$—

Accrued profit participation interests	$1,654	$—

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

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2014, owned a 98.3% interest in the Operating Partnership. The remaining 1.7% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units (“OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities are deferred rents in the amount of $3.1 million and $3.5 million at September 30, 2014 and December 31, 2013, respectively.

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

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of cash rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income (net of write-offs for uncollectible amounts) increased by $479,000 and $937,000 in the three months ended September 30, 2014 and 2013, respectively, and by $1.6 million and $2.9 million in the nine months ended September 30, 2014 and 2013, respectively, due to the straight-line rent adjustment. Percentage rent is recognized after tenant sales have exceeded defined thresholds (if applicable) and was $182,000 and $171,000 in the three months ended September 30, 2014 and 2013, respectively, and $579,000 and $741,000 in the nine months ended September 30, 2014 and 2013, respectively.

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

The Company has agreed to provide the developer/manager for development projects at the Plaza at Rockwall, Southlake Park Village, Cedar Square, and Chimney Rock properties with a profit participation interest based on the cash flows of the completed project after the Company has received distributions returning all of its capital investment plus a required rate of return (ranging from an 8% to 12% annualized rate of return). The Company initially records the profit participation interests at the estimated fair value of the obligation at the time of execution of the related agreement. The obligation is adjusted at each reporting date to the greater of the initial fair value at execution, or the amount that would be owed if the obligation were to be settled as of the reporting date. The Company has recorded $3.6 million for the costs related to the grants of these profit participation interests within construction in progress for the respective projects under development. During the three months ended September 30, 2014, the profit participation interest related to the development phase of the Plaza at Rockwall property that was completed during 2014, was settled with the developer for an agreed-upon settlement value of approximately $2.0 million. The settlement was based on 35% of the excess of the estimated fair value of the related real estate after deducting all of the development and operating costs, the investment capital and the required rate of return due to the Company as of the date of settlement. The settlement was comprised of a cash payment of approximately $1.1 million and the conversion of an outstanding note receivable owed by the developer in the amount of $910,000 (including accrued interest of $160,000 – see Note 7 for further discussion).

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed:

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment considers expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense, expected to result from the long-lived asset’s use and eventual disposition. The Company’s evaluation as to whether impairment may exist, including estimates of future anticipated cash flows, are highly subjective and could differ materially from actual results in future periods. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Although the Company’s strategy is to hold its properties over a long-term period, if the strategy changes or market conditions dictate that the sale of properties at an earlier date would be preferable, a property may be classified as held for sale and an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less cost to sell. There was no impairment recorded for the nine months ended September 30, 2014 or 2013.

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

Investments in Equity Securities:

The Company, through its Operating Partnership, may hold investments in equity securities in certain publicly-traded companies. The Company does not acquire investments for trading purposes and, as a result, all of the Company’s investments in publicly-traded companies are considered “available-for-sale” and are recorded at fair value. Changes in the fair value of investments classified as available-for-sale are recorded in other comprehensive income (loss). The fair value of the Company’s equity securities in publicly-traded companies is determined based upon the closing trading price of the equity security as of the balance sheet date. The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income. For all investments in equity securities, if a decline in the fair value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair value with a non-cash charge to earnings. The factors that the Company considers in making these assessments include, but are not limited to, severity and duration of the unrealized loss, market prices, market conditions, the occurrence of ongoing financial difficulties, available financing and new product and service initiatives.

During the three months ended September 30, 2014, the Company purchased approximately 434,000 shares of preferred stock in public companies within the real estate industry for an initial cost basis of approximately $10.4 million.

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Equity securities, initial cost basis	$10,455	$—
Gross unrealized gains	41	—
Gross unrealized losses	(63)	—

Equity securities, fair value(1)	$10,433	$—

(1)	Determination of fair value is classified as Level 1 in the fair value hierarchy based on the use of quoted prices in active markets (see section entitled “Fair Value of Financial Instruments” below).

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through September 30, 2014, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Parent Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized to general and administrative expense ratably over the requisite service period for awards that include only service vesting conditions and utilizing a graded vesting method (an accelerated vesting method in which the majority of compensation expense is recognized in earlier periods) for awards that include one or more market vesting conditions, adjusted for anticipated forfeitures.

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

Tenant receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowances are charged to bad debt expense which is included in other operating expenses on the accompanying condensed consolidated statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At September 30, 2014 and December 31, 2013, the Company had $484,000 and $895,000, respectively, in allowances for uncollectible accounts (including straight-line deferred rent receivables) as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the three months ended September 30, 2014 and 2013, $97,000 and $517,000, respectively, of receivables were charged to bad debt expense. During the nine months ended September 30, 2014 and 2013, $469,000 and $959,000, respectively, of receivables were charged to bad debt expense.

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

During the nine months ended September 30, 2013, a total of 19,904 OP units related to the 2011 Edwards Theatres acquisition were tendered to the Company for redemption, resulting in the issuance of 22,074 shares of the Parent Company’s common stock. The OP units were redeemed for common stock on a one-for-one basis, with additional common stock provided as a result of the accompanying additional redemption obligation that guaranteed consideration equal to $14.00 per OP unit on the date of redemption. The remaining additional redemption obligation of $246,000 associated with the 2011 Edwards Theatres acquisition expired on March 11, 2013 and was reclassified and recognized as a gain in changes in fair value of financial instruments and gain on OP unit redemption (net of a loss of $16,000 on the OP unit redemption) on the accompanying condensed consolidated financial statements. The remaining outstanding OP units related to the 2011 Edwards Theatres acquisition continue to be redeemable by the OP unitholders for cash or common stock on a one-for-one basis (the determination of redemption for cash or common stock is at the Parent Company’s option).

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

In the three and nine months ended September 30, 2014 and 2013, no tenant accounted for more than 10% of revenues.

At September 30, 2014, the Company’s gross real estate assets in the states of California, Arizona, Utah, Texas and Virginia represented approximately 21.5%, 15.0%, 13.7%, 13.4% and 12.9%, respectively, of the Company’s total assets. At December 31, 2013, the Company’s gross real estate assets in the states of California, Arizona, Virginia and Texas represented approximately 23.9%, 17.6%, 14.7% and 13.7%, respectively, of the Company’s total assets. For the nine months ended September 30, 2014, the Company’s revenues derived from properties located in the states of California, Arizona, Virginia and Texas represented approximately 23.0%, 18.6%, 12.1% and 11.4%, respectively, of the Company’s total revenues. For the nine months ended September 30, 2013, the Company’s revenues derived from properties located in the states of California, Arizona, Virginia and Texas represented approximately 22.5%, 18.2%, 11.8% and 11.2%, respectively, of the Company’s total revenues.

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

Accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative, whether it has been designated as a hedging instrument and whether the hedging relationship has continued to satisfy the criteria to apply hedge accounting. For derivative instruments qualifying as cash flow hedges, the effective portion of changes in the fair value is initially recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in the cash flows of the derivative hedging instrument with the changes in the cash flows of the hedged item or transaction.

The Company formally documents the hedging relationship for all derivative instruments, has accounted for its interest rate swap agreements as cash flow hedges and does not utilize derivative instruments for trading or speculative purposes.

Changes in Accumulated Other Comprehensive Loss:

The following table reflects amounts that were reclassified from accumulated other comprehensive loss and included in earnings for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Parent Company		Operating Partnership
	Nine Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance – January 1	$—	$(572)	$—	$(620)
Unrealized loss on interest rate swaps:
Unrealized loss	—	(19)	—	(19)
Amount reclassified and recognized in net income(1)	—	495	—	495
Unrealized gain on investment in equity securities:
Unrealized loss	(22)	—	(22)	—

Net change in other comprehensive income	(22)	476	(22)	476
Total other comprehensive loss allocable to non-controlling interests	—	(11)	—	—

Balance – September 30	$(22)	$(107)	$(22)	$(144)

(1)

Amounts reclassified from unrealized loss on derivative instruments are included in interest expense in the condensed consolidated statements of operations ($171,000 was recognized in interest expense for the three months ended September 30, 2013 – see Note 11).

Revision to Consolidated Financial Statements:

Subsequent to the issuance of the Parent Company’s consolidated financial statements for the year ended December 31, 2013, the Parent Company determined that certain dividends paid that were reflected as a reduction of additional paid-in capital should have been reflected as a reduction of available retained earnings. The Parent Company reviewed the impact of this correction with respect to the prior period consolidated financial statements and determined that the correction was not material. However, the Parent Company has revised the accompanying condensed consolidated balance sheet at December 31, 2013 to reflect this correction in the prior period. The effect of the correction to the consolidated balance sheets is an increase to additional paid-in capital and a corresponding decrease to retained earnings of $18.1 million at December 31, 2013. The effect of the correction to the consolidated statement of equity for the nine months ended September 30, 2013 was an increase in reported additional paid-in capital from $469.0 million to $484.8 million and a decrease in reported cumulative (deficit) retained earnings from $15.7 million to $0. The condensed consolidated statement of equity for the nine months ended September 30, 2014 included herein reflects a reclassification of $18.1 million from additional paid-in capital to retained earnings relating to the year ended December 31, 2013. This correction had no effect on previously reported revenues, net income, earnings per share, cash flows or total stockholders’ equity.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition – Revenue from Contracts with Customers (“ASU 2014-09”). The amendments in this update require companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 31, 2016 and for interim periods therein and requires expanded disclosures. The Company is currently assessing the impact of the adoption of ASU 2014-09 on its consolidated financial position and results of operations.

3. Acquisitions:

The Company completed the following property acquisitions in the nine months ended September 30, 2014, which were acquired for cash (dollars in thousands):

Property	Date Acquired	Location	Debt Assumed
The Family Center at Fort Union(1)	September 26, 2014	Midvale, UT	$—
The Family Center at Orem(1)	September 26, 2014	Orem, UT	$—

The following summary provides an allocation of purchase price for each of the above acquisitions (dollars in thousands):

	Building	Land	Above-Market Leases	Below-Market Leases	In-Place Leases	Purchase Price
The Family Center at Fort Union(2)	$101,461	$24,200	$875	$(11,048)	$15,983	$131,471
The Family Center at Orem (2)	11,229	4,450	—	(296)	1,577	16,960

Total	$112,690	$28,650	$875	$(11,344)	$17,560	$148,431

Remaining useful life(3)			69	81	78

(1)	On September 26, 2014, the Company completed the acquisition of a portfolio of two retail shopping centers, which are located in Utah. The purchase price of $148.4 million was paid entirely in cash.

(2)

As of September 30, 2014, the purchase price allocation related to the acquisition of the Family Center at Fort Union and Family Center at Orem properties was preliminary and the final purchase price allocation will be determined pending the receipt of information necessary to complete the valuation of assets and liabilities, which may result in a change from the initial estimates.

(3)	Weighted-average remaining useful life (months) for recorded intangible assets and liabilities as of the date of acquisition.

The Company completed the following property acquisitions in the nine months ended September 30, 2013, which were acquired for cash unless specified below (dollars in thousands):

Property	Date Acquired	Location	Debt Assumed
Tracy Pavilion	January 24, 2013	Tracy, CA	$—
Stadium Center	July 1, 2013	Manteca, CA	$—
League City Towne Center	August 1, 2013	League City, TX	$—
Living Spaces-Promenade(1)	August 27, 2013	Scottsdale, AZ	$7,268

The following summary provides an allocation of purchase price for each of the above acquisitions (dollars in thousands):

	Building	Land	Above-Market Leases	Below-Market Leases	In-Place Leases	Debt (Premium)/Discount	Other	Purchase Price
Tracy Pavilion	$22,611	$6,193	$163	$(1,136)	$2,907	$—	$—	$30,738
Stadium Center	28,872	10,284	882	(2,939)	4,051	—	—	41,150
League City Towne Center	24,767	10,858	315	(1,249)	4,809	—	—	39,500
Living Spaces-Promenade(1)	1,038	14,514	—	(116)	1,500	(936)	—	16,000

Total	$77,288	$41,849	$1,360	$(5,440)	$13,267	$(936)	$—	$127,388

Remaining useful life(2)			54	108	75	76

(1)

On August 27, 2013, the Company acquired a land parcel that was previously not owned at The Promenade retail property in Scottsdale, Arizona (not considered a separate property). The land parcel contains a building, which was constructed by the tenant and is subject to a ground lease.

(2)	Weighted-average remaining useful life (months) for recorded intangible assets and liabilities as of the date of acquisition.

The Company recorded revenues and a net loss for the three and nine months ended September 30, 2014 of $186,000 and $123,000, respectively, related to the 2014 acquisitions. The Company recorded revenues and net income for the three months ended September 30, 2013 of $2.6 million and $414,000, respectively, and for the nine months ended September 30, 2013 of $3.9 million and $401,000, respectively, related to the 2013 acquisitions.

The following unaudited pro forma information for the three and nine months ended September 30, 2014 and 2013 has been prepared to reflect the incremental effect of the properties acquired in 2014 and 2013, as if such acquisitions had occurred on January 1, 2013 and January 1, 2012, respectively (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues	$33,508	$33,185	$102,146	$99,377
Net income (loss)(1)	$2,153	$14,649	$8,004	$20,626
Earnings per share	$(0.03)	$0.24	$(0.04)	$0.25

(1)

Pro forma results for the three and nine months ended September 30, 2014 were adjusted to exclude non-recurring acquisition costs of approximately $291,000 related to the 2014 acquisitions. Pro forma results for the three and nine months ended September 30, 2013 were adjusted to exclude non-recurring acquisition costs of approximately $109,000 and $166,000, respectively, related to the 2013 acquisitions, but to include these costs relating to the 2014 acquisitions.

The Company has entered into purchase agreements to acquire a retail property and outparcels at an existing property, located in California and Maryland, for approximately $59.5 million. The properties comprise approximately 174,000 square feet of gross leasable area. The acquisitions of these properties are subject to due diligence and other customary closing conditions. There can be no assurances that due diligence or other conditions will be satisfied or that the acquisitions will close on the terms described herein, or at all. In addition, as of September 30, 2014, the Company had paid approximately $5.1 million in deposits related to properties that are currently under contract or were acquired subsequent to September 30, 2014. The acquisition of one of these properties, Downtown at the Gardens, was completed on October 1, 2014 (see Note 20 for further discussion).

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
In-place leases, net of accumulated amortization of $28.2 million and $26.7 million as of September 30, 2014 and December 31, 2013, respectively (with a weighted-average remaining life of 76 and 78 months as of September 30, 2014 and December 31, 2013, respectively)	$50,057	$47,058

Above-market leases, net of accumulated amortization of $8.6 million and $7.5 million as of September 30, 2014 and December 31, 2013, respectively (with a weighted-average remaining life of 58 and 62 months as of September 30, 2014 and December 31, 2013, respectively)	11,538	13,725

Leasing commissions, net of accumulated amortization of $8.3 million and $7.1 million as of September 30, 2014 and December 31, 2013, respectively (with a weighted-average remaining life of 95 and 99 months as of September 30, 2014 and December 31, 2013, respectively)	20,201	17,562

	$81,796	$78,345

Estimated amortization of lease intangible assets as of September 30, 2014 for each of the next five years and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Amount
2014 (remaining three months)	$5,001
2015	16,847
2016	12,679
2017	10,383
2018	8,538
Thereafter	28,348

Total	$81,796

Amortization expense recorded on the lease intangible assets for the three months ended September 30, 2014 and 2013 was $4.9 million and $5.5 million, respectively. Included in these amounts are $1.2 million and $1.0 million, respectively, of amortization of above-market lease intangible assets recorded against rental revenue. Amortization expense recorded on the lease intangible assets for the nine months ended September 30, 2014 and 2013 was $15.0 million and $18.3 million, respectively. Included in these amounts are $3.1 million and $3.6 million, respectively, of amortization of above-market lease intangible assets recorded against rental revenue.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Below-market leases, net of accumulated amortization of $9.9 million and $7.9 million as of September 30, 2014 and December 31, 2013, respectively (with a weighted-average remaining life of 108 and 123 months as of September 30, 2014 and December 31, 2013, respectively)	$36,260	$28,114

Amortization recorded on the lease intangible liabilities for the three months ended September 30, 2014 and 2013 was $928,000 and $1.1 million, respectively. Amortization recorded on the lease intangible liabilities for the nine months ended September 30, 2014 and 2013 was $3.2 million and $3.4 million, respectively. These amounts were recorded as rental revenue in the Company’s condensed consolidated statements of operations.

Estimated amortization of lease intangible liabilities as of September 30, 2014 for each of the next five years and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Amount
2014 (remaining three months)	$1,421
2015	5,264
2016	4,750
2017	4,378
2018	4,135
Thereafter	16,312

Total	$36,260

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

As of September 30, 2014 and December 31, 2013, total carrying amount of assets was approximately $15.1 million and $15.5 million, respectively, which includes approximately $13.1 million and $13.3 million, respectively, of real estate assets at the end of each period. As of September 30, 2014 and December 31, 2013, the total carrying amount of liabilities was approximately $12.3 million and $12.4 million, respectively.

7. Note Receivable

In September 2012, the Company extended a note receivable in the amount of $750,000 to a third party developer (the “Developer”). The note receivable bore interest at 10.0% per annum, with the principal and accrued interest due upon maturity and was recourse to the borrower. In August 2014, the note receivable was settled pursuant to a transaction between the Company and the Developer in which the Developer agreed to a redemption of a profit participation interest in future cash flow distributions following completion of a ground-up development at the Company’s wholly-owned Plaza at Rockwall property. In connection with the redemption of the Developer’s interest, the Company agreed to a payment of approximately $2.0 million, comprised of a cash payment of $1.1 million and the conversion of the outstanding balance of the note receivable of $750,000 and accrued interest of $160,000.

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

Debt of the Operating Partnership

Mortgages Payable

Mortgages payable held by the Operating Partnership at September 30, 2014 and December 31, 2013 consist of the following (dollars in thousands):

	Carrying Amount of Mortgage Notes		Contractual Interest Rate (September 30, 2014)	Effective Interest Rate (September 30, 2014)	Monthly Payment(1)	Maturity Date
Property Pledged as Collateral	September 30, 2014	December 31, 2013
Edwards Theatres	$—	11,520	—	—	—	—
Excel Centre	—	12,018	—	—	—	—
Merchant Central	—	4,370	—	—	—	—
Red Rock Commons	—	13,970	—	—	—	—
Gilroy Crossing	—	45,836	—	—	—	—
The Promenade	46,586	47,957	4.80%	4.80%	344	October 2015
5000 South Hulen	13,237	13,421	5.60%	6.90%	83	April 2017
Lake Pleasant Pavilion	27,597	27,855	6.09%	5.00%	143	October 2017
Rite Aid — Vestavia Hills	880	1,015	7.25%	7.25%	21	October 2018
Living Spaces-Promenade	6,875	7,075	7.88%	4.59%	80	November 2019
West Broad Village(2)	39,700	39,700	3.33%	3.33%	110	May 2020
Lowe’s, Shippensburg	12,874	13,157	7.20%	7.20%	110	October 2031
Northside Mall(3)	12,000	12,000	0.05%	1.05%	1	November 2035

	159,749	249,894
Plus: premium(4)	1,088	1,297

Mortgage notes payable, net	$160,837	$251,191

(1)	Amount represents the monthly payment of principal and interest at September 30, 2014.

(2)	The loan at the West Broad Village property was refinanced in April 2013 and bears a fixed rate of 3.33% with a new maturity date of May 1, 2020. Debt payments are interest-only through May 2016.

(3)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.05% at September 30, 2014 and 0.10% at December 31, 2013). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association Index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $101,000 and $105,000 at September 30, 2014 and December 31, 2013, respectively, is being amortized as additional interest expense through November 2035.

(4)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the three months ended September 30, 2014 and 2013 was $401,000 and $34,000, respectively, and for the nine months ended September 30, 2014 and 2013 was $859,000 and $50,000, respectively.

The Company’s mortgage debt maturities at September 30, 2014 for each of the next five years and thereafter are as follows (dollars in thousands):

Year Ending December 31,	Amount
2014 (remaining three months)	$971
2015	47,918
2016	2,362
2017	41,446
2018	2,196
Thereafter	64,856

$159,749

Notes Payable

Unsecured Revolving Credit Facility

The Operating Partnership’s unsecured revolving credit facility has a borrowing capacity of $300.0 million, which may be increased from time to time up to an additional $200.0 million for a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is April 6, 2018 and may be extended for an additional nine months at the Operating Partnership’s option. The Operating Partnership, among other things, is subject to covenants requiring the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt and (2) minimum fixed coverage ratios. At September 30, 2014, the Operating Partnership believes that it was in compliance with all financial covenants in the credit agreement.

As of September 30, 2014, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 to 170 basis points (margin of 130 basis point at September 30, 2014), depending on the Parent Company’s credit rating. As of September 30, 2014, the Operating Partnership was responsible for paying a fee of 0.25% or 0.30% on the full capacity of the facility. Borrowings from the unsecured revolving credit facility were $56.0 and $179.5 million with a weighted-average interest rate of 1.45% and 1.67% at September 30, 2014 and December 31, 2013, respectively. The Operating Partnership has issued $16.9 million in letters of credit from the unsecured revolving credit facility, which secure an outstanding $12.0 million bond payable for the Northside Mall property and construction activities at the Southlake Park Village property. The Northside Mall property bond is included with the mortgages payable on the Company’s condensed consolidated balance sheets. At September 30, 2014, there was approximately $222.5 million available for borrowing under the unsecured revolving credit facility.

Unsecured Notes

Unsecured Senior Notes due 2020 and 2023

As of September 30, 2014, the Operating Partnership had outstanding $100.0 million aggregate principal amount of senior unsecured notes issued to various entities associated with the Prudential Capital Group. Of the senior unsecured notes, $75.0 million are designated Series A Notes and will mature in November 2020, with a fixed interest rate of 4.40%, and $25.0 million are designated Series B Notes and will mature in November 2023, with a fixed interest rate of 5.19% (the Series A Notes and the Series B Notes are referred to collectively as the “Notes due 2020 and 2023”). The terms of the Notes due 2020 and 2023 are governed by a Note Purchase Agreement, dated November 12, 2013 (the “Purchase Agreement”), among the Operating Partnership, as issuer, the Parent Company and the purchasers named therein. Interest on the Notes due 2020 and 2023 is payable quarterly, beginning on February 12, 2014. The Operating Partnership may prepay all or a portion of the Notes due 2020 and 2023 upon notice to the holders for 100% of the principal amount so prepaid plus a make-whole premium as set forth in the Purchase Agreement.

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

The carrying value of the Notes due 2024:

	September 30, 2014	December 31, 2013
	(in thousands)
Principal amount	$250,000	$—
Unamortized debt discount	(1,275)	—

	$248,725	$—

In connection with this debt offering, the Operating Partnership incurred approximately $1.6 million of underwriting discount, which has been recorded as deferred financing costs and is being amortized over the term of the Notes due 2024.

The Notes due 2020, 2023 and 2024 are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership except that the Notes due 2024 are effectively subordinated to guarantees provided by certain of the Operating Partnership’s subsidiaries under the Notes due 2020 and 2023. The Notes due 2020, 2023 and 2024 are effectively subordinated to the Operating Partnership’s existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Operating Partnership’s subsidiaries, including guarantees provided by certain of the Operating Partnership’s subsidiaries under the Company’s unsecured line of credit.

9. Earnings Per Share of the Parent Company

Basic earnings (loss) per share of the Parent Company is computed by dividing income (loss) applicable to common stockholders by the weighted-average shares outstanding, as adjusted for the effect of participating securities. The Parent Company’s unvested restricted share awards are participating securities as they contain non-forfeitable rights to dividends. The impact of unvested restricted share awards on earnings (loss) per share has been calculated using the two-class method whereby earnings are allocated to the unvested restricted share awards based on dividends and the unvested restricted shares’ participation rights in undistributed earnings.

The calculation of diluted earnings per share for the three and nine months ended September 30, 2014 does not include 727,230 and 568,594 shares, respectively, of unvested restricted common stock or 1,019,523 OP units as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. The calculation of diluted earnings per share for the three and nine months ended September 30, 2013 does not include 657,873 and 683,922 shares, respectively, of unvested restricted common stock or 1,225,115 and 1,230,437 OP units, respectively, as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. In addition, 3,173,142 and 3,301,803 shares of common stock for the three and nine months ended September 30, 2014, respectively, and 3,356,178 and 3,341,076 shares of common stock for the three and nine months ended September 30, 2013, respectively, which were issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (“Series A preferred stock”), were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method.

Computations of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Basic earnings per share:
Income from continuing operations	$1,218	$1,520	$5,475	$5,180
Preferred dividends	(2,501)	(2,744)	(7,989)	(8,232)
Cost of redemption of preferred stock	(1,477)	—	(1,477)	—
Allocation to participating securities	(124)	(109)	(373)	(326)
Income from continuing operations attributable to non-controlling interests	(70)	(108)	(227)	(260)

(Loss) income from continuing operations applicable to the common stockholders	$(2,954)	$(1,441)	$(4,591)	$(3,638)

Net (loss) income attributable to the common stockholders	$(2,830)	$10,739	$(4,218)	$8,914
Allocation to participating securities	(124)	(143)	(373)	(326)

Net (loss) income applicable to the common stockholders	$(2,954)	$10,596	$(4,591)	$8,588

Weighted-average common shares outstanding:
Basic and diluted	60,389,204	47,496,811	52,293,209	46,674,386

Basic and diluted earnings per share:
Loss from continuing operations per share attributable to the common stockholders	$(0.05)	$(0.03)	$(0.09)	$(0.08)
Income from discontinued operations per share attributable to the common stockholders	—	0.25	—	0.26

Net (loss) income per share attributable to the common stockholders	$(0.05)	$0.22	$(0.09)	$0.18

10. Earnings Per Unit of the Operating Partnership

Basic earnings (loss) per unit of the Operating Partnership is computed by dividing income (loss) applicable to unitholders by the weighted-average OP units outstanding, as adjusted for the effect of participating securities. The Operating Partnership’s unvested restricted OP unit awards are participating securities as they contain non-forfeitable rights to dividends. The impact of unvested restricted OP unit awards on earnings (loss) per unit has been calculated using the two-class method whereby earnings are allocated to the unvested restricted OP unit awards based on distributions and the unvested restricted OP units’ participation rights in undistributed earnings.

The calculation of diluted earnings per unit for the three and nine months ended September 30, 2014 does not include 727,230 and 568,594 unvested restricted OP units, respectively, as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the unitholders. The calculation of diluted earnings per unit for the three and nine months ended September 30, 2013 does not include 657,873 and 683,922 unvested restricted OP units, respectively, as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the unitholders. In addition, 3,173,142 and 3,301,803 OP units for the three and nine months ended September 30, 2014, respectively, and 3,356,178 and 3,341,076 OP units for the three and nine months ended September 30, 2013, respectively, which were issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Units (“Series A preferred units”), were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method.

Computations of basic and diluted earnings per unit for the three and nine months ended September 30, 2014 and 2013 (in thousands, except unit data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Basic earnings per unit:
Income from continuing operations	$1,218	$1,520	$5,475	$5,180
Preferred distributions	(2,501)	(2,744)	(7,989)	(8,232)
Cost of redemption of preferred units	(1,477)	—	(1,477)	—
Allocation to participating securities	(124)	(109)	(373)	(326)
Income from continuing operations attributable to non-controlling interests	(91)	(77)	(274)	(249)

(Loss) income from continuing operations applicable to the unitholders	$(2,975)	$(1,410)	$(4,638)	$(3,627)

Net (loss) income attributable to the unitholders	$(2,851)	$11,018	$(4,265)	$9,154
Allocation to participating securities	(124)	(109)	(373)	(326)

Net (loss) income applicable to the unitholders	$(2,975)	$10,909	$(4,638)	$8,828

Weighted-average common OP units outstanding:
Basic and diluted	61,408,727	48,721,926	53,493,570	47,904,824

Basic and diluted earnings per unit:
Loss from continuing operations per unit attributable to the unitholders	$(0.05)	$(0.03)	$(0.09)	$(0.08)
Income from discontinued operations per unit attributable to the unitholders	—	0.25	—	0.26

Net (loss) income per unit attributable to the unitholders	$(0.05)	$0.22	$(0.09)	$0.18

11. Derivatives and Hedging Activities

In December 2010, the Company executed two pay-fixed interest rate swaps with a notional value of $55.8 million (weighted-average interest rate of 1.41%) to hedge the variable cash flows associated with one of the Company’s mortgage payables. As a result of the interest rate swaps, the Company either (1) received the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate was less than LIBOR or (2) paid such difference if the Strike Rate was greater than LIBOR. No initial investment was made to enter into either of the interest rate swap agreements. The two interest rate swaps were settled in December 2013 in connection with the repayment of the underlying mortgage note at the Park West Place property. The Company had no derivative financial instruments outstanding at September 30, 2014 and had no derivative financial instruments outstanding prior to the execution of the two swaps.

During the three and nine months ended September 30, 2013, the Company did not record any amounts in earnings attributable to hedge ineffectiveness.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Amount of unrealized loss recognized in OCI (effective portion):
Interest rate swaps	$—	$(7)	$—	$(19)
Other derivatives	—	—	—	—

Total	$—	$(7)	$—	$(19)

Amount of loss reclassified from accumulated OCI into income (effective portion):
Interest rate swaps (interest expense)	$—	$(171)	$—	$(495)
Other derivatives	—	—	—	—

Total	$—	$(171)	$—	$(495)

Amount of gain recognized in income (ineffective portion and amount excluded from effectiveness testing):
Interest rate swaps (other income/expense)	$—	$—	$—	$—
Other derivatives (changes in fair value of financial instruments and gain on OP unit redemption)	—	—	—	230

Total	$—	$—	$—	$230

12. Equity of the Parent Company

The Parent Company has issued restricted stock awards to senior executives, directors and employees totaling 1,327,509 shares of common stock (net of forfeitures and unvested awards of 489,864 shares), which are included in the total shares of common stock outstanding as of September 30, 2014.

As of September 30, 2014, the Parent Company had outstanding 1,330,975 shares of Series A preferred stock, with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series A preferred stock when, as and if declared by the Parent Company’s board of directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series A preferred stock is $1.75, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is convertible, at the holders’ option, at any time and from time to time, into common stock of the Parent Company. The initial conversion rate of the Series A preferred stock was 1.6667 shares of common stock per share of Series A preferred stock. Effective September 26, 2013 (the ex-dividend date), the conversion rate was adjusted to 1.6836 shares of common stock per share of Series A preferred stock as a result of the aggregate dividends that the Parent Company declared and paid on its common stock, beginning with the quarter ended September 30, 2011 and through the quarter ended September 30, 2013, being in excess of the reference dividend of $0.15 per share. The conversion rate will continue to be subject to customary adjustments in certain circumstances. Beginning on April 1, 2014, the Parent Company may, at its option, convert some or all of the Series A preferred stock if the closing price of the common stock equals or exceeds 140% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the notice of exercise of conversion is sent and the Parent Company has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the Series A preferred stock.

During the three months ended September 30, 2014, the Parent Company repurchased 669,025 shares of Series A preferred stock for an aggregate cost of approximately $17.4 million (including transaction costs) at a weighted-average purchase price of $25.79 per share. The repurchased shares of Series A preferred stock were subsequently retired by the Parent Company. The repurchase resulted in a charge of approximately $1.5 million, which is classified as cost of redemption of preferred stock on the accompanying condensed consolidated statements of operations and comprehensive income.

As of September 30, 2014, the Parent Company had outstanding 3,680,000 shares of 8.125% Series B Cumulative Redeemable Preferred Stock (“Series B preferred stock”), with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series B preferred stock, when, as and if declared by the Parent Company’s board of directors, at a rate of 8.125% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series B preferred stock is $2.03125, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series B preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. At any time on and after January 31, 2017, the Parent Company may, at its option, redeem the Series B preferred stock, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. In addition, upon the occurrence of a change of control, the Parent Company or a successor may, at its option, redeem the Series B preferred stock, in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.

The Parent Company’s board of directors has authorized a stock repurchase program under which the Parent Company may acquire up to $50.0 million of its common stock and preferred stock in open market and negotiated purchases with no expiration date (the repurchase program was increased from $30.0 million to $50.0 million in February 2014). In the nine months ended September 30, 2014, the Parent Company repurchased 105,775 shares of its common stock for an aggregate cost of approximately $1.4 million (including transaction costs) at a weighted-average purchase price of $12.52 per share and 669,025 shares of its Series A preferred stock for an aggregate cost of approximately $17.4 million (including transaction costs) at a weighted-average purchase price of $25.79 per share. The repurchased shares of common stock and preferred stock were subsequently retired by the Parent Company. No stock was repurchased during the year ended December 31, 2013. As of September 30, 2014, approximately $24.7 million remained available under the stock repurchase program to acquire outstanding shares of the Parent Company’s common stock and preferred stock.

The Parent Company and the Operating Partnership have entered into equity distribution agreements (the “Equity Distribution Agreements”) with four sales agents, under which the Parent Company can issue and sell shares of its common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements were initially entered into in March 2012 with an aggregate offering price of up to $50.0 million and subsequently amended and restated in May 2013, permitting additional sales with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. During the year ended December 31, 2013, the Parent Company issued 3,211,928 shares of common stock pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $40.7 million at an average stock issuance price of $13.05 per share. The net proceeds of $40.7 million were contributed to the Operating Partnership in exchange for 3,211,928 OP units. During the nine months ended September 30, 2014, the Parent Company did not issue any shares pursuant to the Equity Distribution Agreements. As of September 30, 2014, approximately $95.0 million remained available under the Equity Distribution Agreements to issue and sell shares of the Parent Company’s common stock and preferred stock.

On June 25, 2014, the Parent Company completed the issuance of 12,650,000 shares of common stock, including the exercise of an option to purchase an additional 1,650,000 shares, resulting in net proceeds of approximately $160.6 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were contributed to the Operating Partnership in exchange for 12,650,000 OP units.

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

On September 30, 2014, the Parent Company accrued a liability for a dividend of $10.7 million payable to the common stockholders of record, a dividend of $2.5 million payable to the preferred stockholders of record and a distribution of $178,000 payable to the holders of record of OP units as of September 30, 2014, each of which was paid in October 2014.

2010 Equity Incentive Award Plan

The Company has established the 2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (the “2010 Plan”), pursuant to which the Parent Company’s board of directors or a committee of its independent directors may make grants of stock options, restricted stock, stock appreciation rights and other stock-based awards to its non-employee directors, employees and consultants (an equivalent amount of common OP units are issued to the Parent Company for each such grant with similar terms and conditions). The maximum number of shares of the Parent Company’s common stock that may be issued pursuant to the 2010 Plan is 2,850,000 (of which 1,522,491 shares of common stock remain available for issuance as of September 30, 2014).

The following shares of restricted common stock were issued during the nine months ended September 30, 2014:

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

Shares of the Parent Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Parent Company’s restricted common stock have full voting rights and rights to dividends upon grant. The Company recognized compensation expense during the three and nine months ended September 30, 2014 of $1.2 million and $3.1 million, respectively, and for the three and nine months ended September 30, 2013 of $583,000 and $1.7 million, respectively, related to the restricted common stock grants ultimately expected to vest. Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures for all periods presented. Stock compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income.

As of September 30, 2014 and December 31, 2013, there was approximately $6.9 million and $1.6 million, respectively, of total unrecognized compensation expense related to the non-vested shares of the Parent Company’s restricted common stock. As of September 30, 2014 and December 31, 2013, this expense was expected to be recognized over a weighted-average remaining period of 1.9 and 1.1 years, respectively.

	Number of Unvested Shares of Restricted Common Stock	Weighted- Average Grant Date Fair Value
Balance - January 1, 2014	611,683	$9.73
Grants	658,243	$12.77
Forfeitures	(466,864)	$8.88
Vested(1)	(92,172)	$12.57

Balance - September 30, 2014	710,890	$12.74

(1)

During the nine months ended September 30, 2014, 561 shares of common stock were surrendered to the Parent Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock. The forfeiture of these shares is reflected in the accompanying condensed consolidated statements of equity and capital as a decrease of the total restricted common shares issued during each period presented.

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount of their eligible compensation as determined by the Internal Revenue Service. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to 3.0% of eligible compensation and 50% of employee deferrals for the next 2.0% of eligible compensation, is fully vested and funded as of September 30, 2014. Costs related to the matching portion of the plan for the three months ended September 30, 2014 and 2013 were approximately $41,000 and $39,000, respectively. Costs related to the matching portion of the plan for the nine months ended September 30, 2014 and 2013 were approximately $121,000 and $113,000, respectively.

13. Equity of the Operating Partnership

As of September 30, 2014, the Operating Partnership had outstanding 62,135,931 OP units. The Parent Company owned 98.3% of the partnership interests in the Operating Partnership at September 30, 2014, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

As of September 30, 2014, the Operating Partnership had outstanding 1,330,975 Series A preferred units and 3,680,000 8.125% Series B Cumulative Redeemable Preferred Units (collectively referred to as the “Preferred Units”). The Preferred Units were issued to the Parent Company in exchange for the net proceeds from the issuance of preferred stock of the Parent Company and contain the same terms and conditions as the preferred stock instruments (including, among other things, distribution rates and exchange or redemption provisions).

During the three months ended September 30, 2014, the Operating Partnership repurchased 669,025 Series A preferred units from the Parent Company (in connection with the Parent Company’s repurchase of its Series A preferred stock) for an aggregate cost of approximately $17.4 million (including transaction costs) at a weighted-average purchase price of $25.79 per share. The shares of Series A preferred stock were subsequently retired by the Operating Partnership. The repurchase resulted in a charge of approximately $1.5 million, which is classified as cost of redemption of preferred units on the accompanying condensed consolidated statements of operations.

During the nine months ended September 30, 2014, the Operating Partnership repurchased 105,775 common OP units from the Parent Company (in connection with the Parent Company’s repurchase of its common stock) for an aggregate cost of approximately $1.4 million (including transaction costs) at a weighted-average purchase price of $12.52 per unit. The OP units were subsequently retired by the Operating Partnership. No OP units were repurchased from the Parent Company in connection with repurchases of its common stock during the year ended December 31, 2013.

In connection with the Equity Distribution Agreements, during the year ended December 31, 2013 the Operating Partnership issued 3,211,928 OP units to the Parent Company in exchange for net proceeds of approximately $40.7 million, which were used to repay outstanding indebtedness under its unsecured revolving credit facility and for other general corporate and working capital purposes. During the nine months ended September 30, 2014, the Operating Partnership did not issue any OP units to the Parent Company in connection with the Equity Distribution Agreements.

On June 25, 2014, the Operating Partnership issued 12,650,000 OP units to the Parent Company in exchange for net proceeds of approximately $160.6 million, which were used to fund certain property acquisitions and for other general corporate and working capital purposes.

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

The following table shows the vested partnership interests in the Operating Partnership as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	60,405,518	98.3%	47,769,682	97.9%
Non-controlling interests consisting of:
OP units held by employees and third parties	1,019,523	1.7%	1,019,523	2.1%

Total	61,425,041	100.0%	48,789,205	100.0%

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

On October 9, 2014, the Company completed the disposition of the La Costa Town Center property for a sales price of approximately $31.6 million, excluding closing costs (the Company’s proportionate share of the sales price was $6.3 million). The sale resulted in a gain of approximately $1.3 million, which will be recognized as a gain on the sale of investment in unconsolidated properties.

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

General information on the La Costa LLC and Bay Hill properties as of September 30, 2014 was as follows:

Unconsolidated Investment	Partner	Ownership Interest	Formation/ Acquisition Date	Property
La Costa LLC(1)	GEM	20%	September 7, 2012	La Costa Town Center
Bay Hill(2)	MDC	50%	October 19, 2012	The Fountains at Bay Hill

(1)

At September 30, 2014, La Costa LLC had real estate assets of $23.6 million, total assets of $24.9 million, mortgages payable of $14.1 million and total liabilities of $14.4 million. At December 31, 2013, La Costa LLC had real estate assets of $23.4 million, total assets of $25.7 million, mortgages payable of $14.1 million and total liabilities of $14.5 million. Total revenues were $385,000 and $1.2 million, total expenses were $384,000 and $1.2 million (including interest expense) and net loss was $274,000 and $726,000 for the three and nine months ended September 30, 2014, respectively. Total revenues were $430,000 and $2.7 million, total expenses were $798,000 and $3.3 million (including interest expense) and net loss was $368,000 and $632,000 for the three and nine months ended September 30, 2013, respectively. The mortgage note was assumed with the contribution of the property and bears interest at the rate of LIBOR plus a margin of 575 basis points (5.9% at each of September 30, 2014 and December 31, 2013). The mortgage note has a maturity date of October 1, 2014, which may be extended for three additional one-year periods at La Costa LLC’s election and upon the satisfaction of certain conditions (including the payment of an extension fee upon the exercise of the second and third renewal options, execution of an interest rate cap and the establishment of certain reserve accounts). La Costa LLC has also entered into an interest rate cap related to the mortgage note, which limits LIBOR to a maximum of 3.0% and expires on October 1, 2014.

(2)

At September 30, 2014, Bay Hill had real estate assets of $36.5 million, total assets of $39.4 million, mortgages payable of $23.1 million and total liabilities of $25.1 million. At December 31, 2013, Bay Hill had real estate assets of $37.0 million, total assets of $39.9 million, mortgages payable of $23.4 million and total liabilities of $25.6 million. Total revenues were $959,000 and $2.9 million, total expenses were $508,000 and $1.6 million (including interest expense) and net income was $260,000 and $770,000 for the three and nine months ended September 30, 2014, respectively. Total revenues were $978,000 and $2.8 million, total expenses were $650,000 and $2.1 million (including interest expense) and net income was $174,000 and $230,000 for the three and nine months ended September 30, 2013, respectively. The mortgage note assumed with the acquisition of the Bay Hill property bears interest at the rate of LIBOR plus a margin of 325 basis points (3.4% at each of September 30, 2014 and December 31, 2013). The mortgage note has a maturity date of April 2, 2015, which may be extended for two additional one-year periods at the borrower’s election and upon the satisfaction of certain conditions.

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

The results of operations for the properties are reported as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations. The following table summarizes the revenue and expense components that comprise income from discontinued operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total revenues	$—	$559	$—	$1,815
Total expenses	—	214	—	1,334

Income before non-controlling interests and gain on sale of real estate assets	—	345	—	481
Gain on sale of real estate assets	—	11,974	—	11,974
Non-controlling interest in discontinued operations(1)	—	(248)	—	(229)

Income from discontinued operations available to the common stockholders	$—	$12,071	$—	$12,226

(1)

Amounts represent the portion of non-controlling interest related to OP units not held by the Parent Company that would be attributable to discontinued operations (no amounts would be allocable with respect to the condensed consolidated financial statements of the Operating Partnership).

16. Related Party Transactions

Subsequent to the Parent Company’s initial public offering, many of the employees of Excel Realty Holdings, LLC (“ERH”, a company that managed the operations of the Parent Company’s predecessor under various management agreements) became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. For the three months ended September 30, 2014 and 2013, approximately $67,000 and $82,000, respectively, was reimbursed to the Company from ERH and included in other income in the condensed consolidated statements of operations. For the nine months ended September 30, 2014 and 2013, approximately $227,000 and $230,000, respectively, was reimbursed to the Company from ERH and included in other income in the condensed consolidated statements of operations.

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

Other

The Company’s other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In management’s opinion, these matters are not expected to have a material adverse effect on its condensed consolidated balance sheets, results of operations or cash flows. In addition, the Company expects to incur construction costs relating to development projects on portions of existing operating properties and at its non-operating properties (Chimney Rock Phase II and Southlake Park Village).

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

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis at September 30, 2014 (dollars in thousands):

	Balance at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations	$—	$—	$—	$—
Investment in equity securities(1)	10,433	10,433	—	—

Total	$10,433	$10,433	$—	$—

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis at December 31, 2013 (dollars in thousands):

	Balance at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations(2)	$507	$—	$—	$507

(1)

Amount reflects the Company’s investment in equity securities of publicly-traded companies, which are considered available-for-sale and recorded at fair value based upon the closing trading price of the equity security as of the balance sheet date.

(2)

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

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2014 (dollars in thousands):

Other Assets Related to Business Combinations (1)
Beginning balance, January 1, 2014	$507
Total gains: Included in earnings	—
Purchases, issuances or settlements	(507)

Ending balance, September 30, 2014	$—

(1)	The change of $507,000 for other assets related to business combinations during the nine months ended September 30, 2014 is comprised of cash payments received on the master lease asset.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2013 (dollars in thousands):

	Other Assets Related to Business Combinations (1)	Contingent Consideration Related to Business Combinations (2)	Derivative Instruments Related to Business Combinations (3)
Beginning balance, January 1, 2013	$992	$(1,787)	$(274)
Total gains: Included in earnings	6	1,562	246
Purchases, issuances or settlements	(384)	20	28

Ending balance, September 30, 2013	$614	$(205)	$—

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

There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to any of the three levels of the fair value hierarchy during the nine months ended September 30, 2014 and 2013.

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

The fair values of certain additional financial assets and liabilities at September 30, 2014 and December 31, 2013 (fair value measurements categorized as Level 3 of the fair value hierarchy) are as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Note receivable (Other Assets)	$—	$—	$750	$750
Financial liabilities:
Mortgage notes payable	160,837	166,776	251,191	254,473
Notes payable	56,000	55,487	179,500	179,500
Unsecured notes	348,725	352,066	100,000	100,000

20. Subsequent Events

On October 1, 2014, the Company completed the acquisition of a retail center with approximately 340,000 square feet of GLA located in Palm Beach Gardens, Florida for a contractual purchase price, excluding closing costs, of approximately $141.5 million (cash payment of approximately $98.8 million and the assumption of a mortgage note with an outstanding balance of $42.7 million). An allocation of purchase price for the acquisition of the retail property has not yet been performed as the Company is continuing to collect the necessary information.

On October 16, 2014, the Parent Company repurchased an additional 150,000 shares of Series A preferred stock for an aggregate cost of approximately $3.8 million (excluding transaction costs) at a weighted-average purchase price of $25.00 per share. The repurchased shares of Series A preferred stock were subsequently retired and the Company will recognize a charge on the redemption.

On October 23, 2014, the Company completed the disposition of the Lowe’s property located in Shippensburg, Pennsylvania for a sales price of approximately $24.4 million, excluding closing costs. In connection with the disposition, the mortgage note secured by the property was also legally defeased. The sale resulted in a gain of approximately $1.9 million, which will be recognized as a gain on the sale of real estate assets.

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

The following tables reconcile the Company’s segment activity to its consolidated results of operations and financial position for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Office Properties:
Total revenues	$2,233	$2,052	$6,627	$6,428
Property operating expenses	(906)	(906)	(2,649)	(2,593)

Property operating income, as defined	1,327	1,146	3,978	3,835
Changes in fair value of contingent consideration	—	—	—	6
General and administrative costs	(1)	(9)	(6)	(16)
Depreciation and amortization	(905)	(980)	(2,708)	(2,832)
Interest expense	—	(194)	(191)	(579)

Net income	$421	$(37)	$1,073	$414

Multi-family Properties:
Total revenues	$1,326	$1,397	$4,109	$4,053
Property operating expenses	(453)	(675)	(1,412)	(1,374)

Property operating income, as defined	873	722	2,697	2,679
General and administrative costs	(15)	206	(39)	(104)
Depreciation and amortization	(463)	(460)	(1,389)	(2,298)

Net income (loss)	$395	$468	$1,269	$277

Retail Properties:
Total revenues	$26,675	$25,482	$80,725	$72,257
Property operating expenses	(5,947)	(6,137)	(18,332)	(16,622)

Property operating income, as defined	20,728	19,345	62,393	55,635
Changes in fair value of contingent consideration	—	10	—	1,562
General and administrative costs	(4,273)	(3,596)	(12,218)	(10,416)
Depreciation and amortization	(9,844)	(10,197)	(30,322)	(29,483)
Interest expense	(6,387)	(4,534)	(17,165)	(13,172)
Interest income	103	49	205	146
Income (loss) from equity in unconsolidated entities	75	12	240	(13)
Changes in fair value of financial instruments and gain on OP unit redemption	—	—	—	230

Income from continuing operations	402	1,089	3,133	4,489
Income from discontinued operations	—	12,319	—	12,455

Net income	$402	$13,408	$3,133	$16,944

Total Reportable Segments:
Total revenues	$30,234	$28,931	$91,461	$82,738
Property operating expenses	(7,306)	(7,718)	(22,393)	(20,589)

Property operating income, as defined	22,928	21,213	69,068	62,149
Changes in fair value of contingent consideration	—	10	—	1,568
General and administrative costs	(4,289)	(3,399)	(12,263)	(10,536)
Depreciation and amortization	(11,212)	(11,637)	(34,419)	(34,613)
Interest expense	(6,387)	(4,728)	(17,357)	(13,751)
Interest income	103	49	206	146
Income (loss) from equity in unconsolidated entities	75	12	240	(13)
Changes in fair value of financial instruments and gain on OP unit redemption	—	—	—	230

Income from continuing operations	1,218	1,520	5,475	5,180
Income from discontinued operations	—	12,319	—	12,455

Net income	$1,218	$13,839	$5,475	$17,635

Reconciliation to Condensed Consolidated Net Income Attributable to the Common Stockholders (Parent Company):
Total net income for reportable segments	$1,218	$13,839	$5,475	$17,635
Net income attributable to non-controlling interests	(70)	(356)	(227)	(489)

Net income attributable to Excel Trust, Inc.	$1,148	$13,483	$5,248	$17,146

Reconciliation to Condensed Consolidated Net Income Attributable to the Unitholders (Operating Partnership):
Total net income for reportable segments	$1,218	$13,839	$5,475	$17,635
Net income attributable to non-controlling interests	(91)	(77)	(274)	(249)

Net income attributable to Excel Trust, L.P.	$1,127	$13,762	$5,201	$17,386

	September 30,	December 31,
	2014	2013
Assets:
Office Properties:
Total assets	$63,477	$67,273
Multi-family Properties:
Total assets	69,476	70,732
Retail Properties:
Total assets	1,261,474	1,080,816

Total Reportable Segments & Consolidated Assets:
Total assets	$1,394,427	$1,218,821

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table reflects our total portfolio at September 30, 2014 (a property is reclassified from development to the operating portfolio at the earlier of 85% occupancy or one year from completion and delivery of the space):

	Gross Leasable Area (GLA)	% Occupied	% Leased	Number of Properties
Operating Portfolio:
Retail properties	6,718,950	92.9%	93.8%	36
Multi-family properties(1)	339 units	88.8%	92.3%	n/a
Office properties	338,339	85.0%	85.0%	2

Total/weighted-average operating portfolio	7,057,289	92.5%	93.4%	38

Development properties(2)	311,735	7.0%	49.9%	n/a
Unconsolidated properties(3)	225,863	65.8%	65.8%	2

Total Portfolio:
Total/weighted-average total portfolio	7,594,887	88.2%	90.8%	40

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

Results of Operations

We operate through three reportable business segments: retail properties, multi-family properties and office properties. At September 30, 2014, we owned 36 consolidated retail operating properties with a total of approximately 6.7 million square feet of GLA. The multi-family segment consists of apartment units at one retail property, West Broad Village, which is located in Richmond, Virginia. The office segment consists of two properties, Excel Centre, a portion of which is utilized as our headquarters, and the Promenade Corporate Center. These office properties total 338,339 square feet of GLA.

The following table reflects leasing activity at our consolidated retail and office operating properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases during the nine months ended September 30, 2014:

	Number of Leases	GLA	Weighted- Average Lease Rate	Weighted- Average Prior Lease Rate	% Increase (Decrease)	Tenant Improvement Allowance (sf)	Leasing Commission (sf)
Comparable leases	98	490,410	$17.19	$16.41	4.8%	$0.94	$1.38
Non-comparable leases	39	118,430	$22.41	n/a	n/a	$25.70	$8.52

Total leasing activity	137	608,840

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

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

	Same Properties(1)		New Properties		Redevelopment/ Development Properties		Corporate		Total
	As of September 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rentable GLA	5,510,488	5,510,488	1,546,763	355,462	—	—	—	—	7,057,289	5,865,988
Percent leased	92.9%	92.0%	95.1%	98.2%	—	—	—	—	93.4%	92.4%
Number of properties	31	31	7	2	—	—	—	—	38	33
Percent of total portfolio	78.1%	93.9%	21.9%	6.1	—	—	—	—	100.0%	100.0%

	Same Properties		New Properties		Redevelopment/ Development Properties(3)		Corporate		Total
	Three months ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rental revenue	$21,991	$22,132	$2,735	$1,449	$83	$33	$(59)	$(58)	$24,750	$23,556
Tenant recoveries	4,355	4,620	689	401	13	1	—	—	5,057	5,022
Other income	209	230	7	(7)	—	—	211	130	427	353

Total revenues	26,555	26,982	3,431	1,843	96	34	152	72	30,234	28,931
Rental operations(2)	6,811	7,538	753	436	23	7	(281)	(263)	7,306	7,718

Property operating income	$19,744	$19,444	$2,678	$1,407	$73	$27	$433	$335	$22,928	$21,213

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

(3)

Includes development activities at our non-operating properties, consisting of Phase II of our Chimney Rock property and an undeveloped land parcel, Southlake Park Village, which are expected to contain approximately 312,000 square feet of GLA in the aggregate upon completion.

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	September 30, 2014	September 30, 2013	Change	Percent Change
Property operating income	$22,928	$21,213	$1,715	8.1%
Unallocated (income) expense:
Changes in fair value of contingent consideration	—	(10)	10	n/a
General and administrative	4,289	3,399	890	26.2%
Depreciation and amortization	11,212	11,637	(425)	3.7%

Operating income	7,427	6,187	1,240	20.0%
Interest expense, net	(6,284)	(4,679)	(1,605)	34.3%
Income from equity in unconsolidated entities	75	12	63	525.0%

Income from continuing operations	1,218	1,520	(302)	19.9%
Income from discontinued operations	—	12,319	(12,319)	n/a

Net income	$1,218	$13,839	$(12,621)	91.2%

Property operating income: Property operating income increased by $1.7 million, or 8.1%, to $22.9 million for the three months ended September 30, 2014 compared to $21.2 million for the three months ended September 30, 2013. The increase was primarily related to the acquisition of four consolidated operating properties in 2013 after August 1, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade). The acquisition of an undeveloped land parcel (Southlake Park Village) in November 2013 and two consolidated operating properties on September 26, 2014 did not have a material impact on property operating income for the three months ended September 30, 2014.

Changes in fair value of contingent consideration: A gain on changes in fair value of contingent consideration of approximately $10,000 was recognized in the three months ended September 30, 2013 related to the expiration of an earn-out period for a 2012 acquisition due to an increase in the actual leasing costs as compared to the initial estimates. The earn-out period expired on September 30, 2013 and the balance of $205,000 was paid in full in October 2013.

General and administrative: General and administrative expenses increased by $890,000, or 26.2%, to $4.3 million for the three months ended September 30, 2014 compared to $3.4 million for the three months ended September 30, 2013. The increase in general and administrative expenses was primarily due to an increase in share-based compensation expense as a result of new restricted stock grants issued in March 2014 (share-based compensation expense of $1.2 million and $583,000 for the three months ended September 30, 2014 and 2013, respectively). In addition, there was an increase in personnel, acquisition, disposition and other infrastructure costs due to our continued growth.

Depreciation and amortization: Depreciation and amortization expense decreased $425,000, or 3.7%, to $11.2 million for the three months ended September 30, 2014 compared to $11.6 million for the three months ended September 30, 2013. The decrease was primarily related to the full amortization of certain assets associated with older property acquisitions, partially offset by the acquisition of four consolidated operating properties in 2013 after August 1, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade). The acquisition of an undeveloped land parcel (Southlake Park Village) in November 2013 and two consolidated operating properties on September 26, 2014 did not have a material impact on depreciation and amortization for the three months ended September 30, 2014.

Interest expense, net: Interest expense, net increased $1.6 million, or 34.3%, to $6.3 million for the three months ended September 30, 2014 compared to $4.7 million for the three months ended September 30, 2013. The increase was primarily due to the issuance of $100.0 million of unsecured notes at a weighted-average interest rate of 4.6% in November 2013 and the issuance of $250.0 million of unsecured notes at an interest rate of 4.625% in May 2014. The proceeds from these issuances were primarily utilized to repay outstanding borrowings under our unsecured revolving credit facility, which carried a lower variable interest rate. In addition, the increase was due to our assumption of approximately $7.3 million of mortgage debt in connection with our acquisition of the additional land parcel at The Promenade retail center in August 2013, partially offset by lower levels of outstanding borrowings under our unsecured revolving credit facility as a result of the repayment of outstanding borrowings and the repayment of higher interest rate secured indebtedness in 2014.

Income from equity in unconsolidated entities: Income of $75,000 for the three months ended September 30, 2014 and $12,000 for the three months ended September 30, 2013, respectively, are comprised of our proportionate share of the net income or loss from the operations of our unconsolidated properties.

Income from discontinued operations: Income of $12.3 million (including a gain on sale of approximately $12.0 million) for the three months ended September 30, 2013 represents the operations of our Walgreens and Grant Creek Town Center properties, which were sold on July 19, 2013 and September 13, 2013, respectively. As a result of these dispositions, at September 30, 2013 the operations of the properties were classified as discontinued operations within the condensed consolidated statements of income for all periods presented (see Note 15 of the condensed consolidated financial statements contained elsewhere herein for further discussion).

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

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

	Same Properties(1)		New Properties		Redevelopment/ Development Properties		Corporate		Total
	As of September 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rentable GLA	5,348,063	5,348,025	1,709,226	517,925	—	—	—	—	7,057,289	5,865,988
Percent leased	92.7%	92.1%	95.6%	96.1%	—	—	—	—	93.4%	92.4%
Number of properties	30	30	8	3	—	—	—	—	38	33
Percent of total portfolio	75.8%	91.2%	24.2%	8.8%	—	—	—	—	100.0%	100.0%

	Same Properties		New Properties		Redevelopment/ Development Properties(3)		Corporate		Total
	Nine months ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rental revenue	$64,938	$64,653	$9,854	$3,172	$222	$33	$(178)	$(173)	$74,836	$67,685
Tenant recoveries	12,739	13,338	2,394	777	35	2	—	(18)	15,168	14,099
Other income	863	555	27	(7)	—	—	567	406	1,457	954

Total revenues	78,540	78,546	12,275	3,942	257	35	389	215	91,461	82,738
Rental operations(2)	20,474	20,443	2,666	905	58	7	(805)	(766)	22,393	20,589

Property operating income	$58,066	$58,103	$9,609	$3,037	$199	$28	$1,194	$981	$69,068	$62,149

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

(3)

Includes development activities at our non-operating properties, consisting of Phase II of our Chimney Rock property and an undeveloped land parcel, Southlake Park Village, which are expected to contain approximately 312,000 square feet of GLA in the aggregate upon completion.

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013	Change	Percent Change
Property operating income	$69,068	$62,149	$6,919	11.1%
Unallocated (income) expense:
Changes in fair value of contingent consideration	—	(1,568)	1,568	n/a
General and administrative	12,263	10,536	1,727	16.4%
Depreciation and amortization	34,419	34,613	(194)	0.6%

Operating income	22,386	18,568	3,818	20.6%
Interest expense, net	(17,151)	(13,605)	(3,546)	26.1%
Income (loss) from equity in unconsolidated entities	240	(13)	253	1946.2%
Changes in fair value of financial instruments and gain on redemption of OP units	—	230	(230)	n/a

Income from continuing operations	5,475	5,180	295	5.7%
Income from discontinued operations	—	12,455	(12,455)	n/a

Net income	$5,475	$17,635	$(12,160)	69.0%

Property operating income: Property operating income increased by $6.9 million, or 11.1%, to $69.1 million for the nine months ended September 30, 2014 compared to $62.2 million for the nine months ended September 30, 2013. The increase was primarily related to the acquisition of six consolidated operating properties in 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade). The acquisition of an undeveloped land parcel (Southlake Park Village) in November 2013 and two consolidated operating properties on September 26, 2014 did not have a material impact on property operating income for the nine months ended September 30, 2014.

Changes in fair value of contingent consideration: A gain on changes in fair value of contingent consideration of approximately $1.6 million was recognized in the nine months ended September 30, 2013 as a result of the reversal of a contingent liability related to an earn-out at one property due to a shortfall in expected leasing of vacant space at the property.

General and administrative: General and administrative expenses increased by $1.7 million, or 16.4%, to $12.2 million for the nine months ended September 30, 2014 compared to $10.5 million for the nine months ended September 30, 2013. The increase in general and administrative expenses was primarily due to an increase in share-based compensation expense compared to the prior period as a result of new restricted stock grants issued in March 2014 (share-based compensation expense of $3.1 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively). In addition, there was an increase in personnel, acquisition, disposition and other infrastructure costs due to our continued growth.

Depreciation and amortization: Depreciation and amortization expense decreased $194,000, or 0.6%, to $34.4 million for the nine months ended September 30, 2014 compared to $34.6 million for the nine months ended September 30, 2013. The decrease was primarily related to the full amortization of certain assets associated with older property acquisitions, partially offset by the acquisition of six consolidated operating properties in 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade). The acquisition of an undeveloped land parcel (Southlake Park Village) in November 2013 and two consolidated operating properties on September 26, 2014 did not have a material impact on depreciation and amortization for the nine months ended September 30, 2014.

Interest expense, net: Interest expense, net increased $3.5 million, or 26.1%, to $17.1 million for the nine months ended September 30, 2014 compared to $13.6 million for the nine months ended September 30, 2013. The increase was primarily due to the issuance of $100.0 million of unsecured notes at a weighted-average interest rate of 4.6% in November 2013 and the issuance of $250.0 million of unsecured notes at an interest rate of 4.625% in May 2014. The proceeds from these issuances were primarily utilized to repay outstanding borrowings under our unsecured revolving credit facility, which carried a lower variable interest rate. In addition, the increase was due to our assumption of approximately $7.3 million of mortgage debt in connection with our acquisition of the additional land parcel at The Promenade retail center in August 2013, partially offset by lower levels of outstanding borrowings under our unsecured revolving credit facility as a result of the repayment of outstanding borrowings and the repayment of higher interest rate secured indebtedness in 2014.

Income from equity in unconsolidated entities: Income of $240,000 for the nine months ended September 30, 2014 and a loss of $13,000 for the nine months ended September 30, 2013 are comprised of our proportionate share of the net income or loss from the operations of our unconsolidated properties.

Changes in fair value of financial instruments and gain on redemption of OP units: A gain on changes in fair value of financial instruments and gain on redemption of OP units of approximately $230,000 was recognized in the nine months ended September 30, 2013 as a result of (1) the redemption of 19,904 OP units and (2) the expiration of the guaranteed redemption period for OP units issued in connection with the 2011 Edwards acquisition, which resulted in the recognition of a gain of approximately $246,000 representing the unutilized portion of the remaining redemption provision.

Income from discontinued operations: Income of $12.5 million (including a gain on sale of approximately $12.0 million) for the nine months ended September 30, 2013 represents the operations of our Walgreens and Grant Creek Town Center properties, which were sold on July 19, 2013 and September 13, 2013, respectively. As a result of these dispositions, at September 30, 2013 the operations of the properties were classified as discontinued operations within the condensed consolidated statements of income for all periods presented (see Note 15 of the condensed consolidated financial statements contained elsewhere herein for further discussion).

Results of Operations – Segments

We evaluate the performance of our segments based upon property operating income. “Property Operating Income” is defined as operating revenues (rental revenue, tenant recoveries and other income) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses).

You should read the following discussion in conjunction with the segment information disclosed in Note 21 to our condensed consolidated financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the three and nine months ended September 30, 2014 and 2013 may not be indicative of our future results of operations.

The following table sets forth results of operations presented by segments for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	September 30, 2014	September 30, 2013	Change	Percent Change
Revenues:
Office properties	$2,233	$2,052	$181	8.8%
Multi-family properties	1,326	1,397	(71)	5.1%
Retail properties	26,675	25,482	1,193	4.7%

Total revenues	$30,234	$28,931	$1,303	4.5%
Property operating expenses:
Office properties	$906	$906	$—	0.0%
Multi-family properties	453	675	(222)	32.9%
Retail properties	5,947	6,137	(190)	3.1%

Total property operating expenses	$7,306	$7,718	$(412)	5.3%

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

Revenue-office properties: Office properties revenue increased by $181,000, or 8.8%, to $2.2 million for the three months ended September 30, 2014 compared to $2.1 million for the three months ended September 30, 2013. The increase was the result of the commencement of certain leases at our Promenade Corporate Center property due to the releasing of vacant space. The percentage of space leased at properties comprising our office segment increased from 80.8% at September 30, 2013 to 85.0% at September 30, 2014.

Revenue-multi-family properties: Multi-family property revenue decreased by $71,000, or 5.1%, to $1.3 million for the three months ended September 30, 2014 compared to $1.4 million for the three months ended September 30, 2013. The decrease was primarily the result of turnover in leased apartments at the property (the leased percentage of the apartments fell from 95.3% at September 30, 2013 to 92.3% at September 30, 2014), which typically have a term of one year or less.

Revenue-retail properties: Retail property revenue increased by $1.2 million, or 4.7%, to $26.7 million for the three months ended September 30, 2014 compared to $25.5 million for the three months ended September 30, 2013. The increase was primarily related to the acquisition of four consolidated operating properties in 2013 after August 1, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade). The acquisition of an undeveloped land parcel (Southlake Park Village) in November 2013 and two consolidated operating properties on September 26, 2014 did not have a material impact on revenue for the three months ended September 30, 2014. In addition, we recognized an increase in contractual lease rates of approximately 5.9% for new or renewed leases executed during the twelve months ended September 30, 2014 for spaces previously occupied.

Property operating expenses-office properties: Office property operating expenses were $906,000 for both the three months ended September 30, 2014 and 2013.

Property operating expenses-multi-family properties: Multi-family property operating expenses decreased by $222,000, or 32.9%, to $453,000 for the three months ended September 30, 2014 compared to $675,000 for the three months ended September 30, 2013. The decrease was primarily related to the hiring of on-site management employees after March 31, 2013. The expenses related to these employees are now included in property operating expenses. Prior to the hiring of on-site management employees, expenses related to personnel managing the multi-family property were included in general and administrative expenses.

Property operating expenses-retail properties: Property operating expenses related to our retail properties decreased by $190,000, or 3.1%, to $5.9 million for the three months ended September 30, 2014 compared to $6.1 million for the three months ended September 30, 2013. The decrease was primarily related to the receipt of a real estate tax refund in 2014 (related to 2013), the write-off of straight-line rent receivable balances in 2013 related to the early lease terminations and the acquisition of five consolidated retail operating properties after September 30, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade), partially offset by the acquisition of four consolidated operating properties in 2013 after August 1, 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade). The acquisition of an undeveloped land parcel (Southlake Park Village) in November 2013 and two consolidated operating properties on September 26, 2014 did not have a material impact on property operating expenses for the three months ended September 30, 2014.

The following table sets forth results of operations presented by segments for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013	Change	Percent Change
Revenues:
Office properties	$6,627	$6,428	$199	3.1%
Multi-family properties	4,109	4,053	56	1.4%
Retail properties	80,725	72,257	8,468	11.7%

Total revenues	$91,461	$82,738	$8,723	10.5%
Property operating expenses:
Office properties	$2,649	$2,593	$56	2.2%
Multi-family properties	1,412	1,374	38	2.8%
Retail properties	18,332	16,622	1,710	10.3%

Total property operating expenses	$22,393	$20,589	$1,804	8.8%

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

Revenue-office properties: Office properties revenue increased by $199,000, or 3.1%, to $6.6 million for the nine months ended September 30, 2014 compared to $6.4 million for the nine months ended September 30, 2013. The increase was the result of the commencement of certain leases at our Promenade Corporate Center property due to the releasing of vacant space. The percentage of space leased at properties comprising our office segment increased from 80.8% at September 30, 2013 to 85.0% at September 30, 2014.

Revenue-multi-family properties: Multi-family property revenue increased by $56,000, or 1.4%, to $4.1 million for the nine months ended September 30, 2014 compared to $4.0 million for the nine months ended September 30, 2013. The increase was primarily the result of sustained high levels in the leased percentage of apartments and small increases in the monthly rental rates.

Revenue-retail properties: Retail property revenue increased by $8.5 million, or 11.7%, to $80.7 million for the nine months ended September 30, 2014 compared to $72.2 million for the nine months ended September 30, 2013. The increase was primarily related to the acquisition of six consolidated operating properties in 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade). The acquisition of an undeveloped land parcel (Southlake Park Village) in November 2013 and two consolidated operating properties on September 26, 2014 did not have a material impact on revenues for the nine months ended September 30, 2014. In addition, we recognized an increase in contractual lease rates of approximately 5.9% for new or renewed leases executed during the twelve months ended September 30, 2014 for spaces previously occupied.

Property operating expenses-office properties: Office property operating expenses were $2.6 million for both the nine months ended September 30, 2014 and 2013.

Property operating expenses-multi-family properties: Multi-family property operating expenses were $1.4 million for both the nine months ended September 30, 2014 and 2013.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $1.7 million, or 10.3%, to $18.3 million for the nine months ended September 30, 2014 compared to $16.6 million for the nine months ended September 30, 2013. The increase was primarily related to the acquisition of six consolidated operating properties in 2013 (including our acquisition of the additional land parcel at The Promenade retail center, which is not considered a property separate from The Promenade). The acquisition of an undeveloped land parcel (Southlake Park Village) in November 2013 and two consolidated operating properties on September 26, 2014 did not have a material impact on property operating expenses for the nine months ended September 30, 2014.

Cash Flows

The following is a comparison, for the nine months ended September 30, 2014 and 2013, of our cash flows.

Cash and cash equivalents were $6.1 million and $3.5 million at September 30, 2014 and 2013, respectively.

Net cash provided by operating activities was $51.7 million for the nine months ended September 30, 2014 and $43.0 million for the nine months ended September 30, 2013, an increase of $8.7 million. The increase was primarily due to cash flow generated from operations of new acquisitions and an increase in accrued liabilities in 2014 due to an increase in accrued property taxes due to our recent acquisitions and an increase in interest payable due to the $250.0 million aggregate principal amount of unsecured notes issued in May 2014 (semi-annual interest payment due in November 2014).

Net cash used in investing activities was $186.4 million for the nine months ended September 30, 2014 compared to $137.6 million for the nine months ended September 30, 2013, an increase of $48.8 million. The increase was primarily the result of an increase in funds used for acquisitions and development of real estate of $38.6 million and the purchase of $10.5 million of marketable securities.

Net cash provided by financing activities was $137.6 million for the nine months ended September 30, 2014 compared to $92.5 million for the nine months ended September 30, 2013, an increase of $45.1 million. The increase was primarily due to higher net proceeds from the issuance of common stock of approximately $119.5 million as a result of the June 2014 common stock offering and proceeds from the issuance of the $250.0 million aggregate principal amount of unsecured notes in May 2014. This was partially offset by an increase in the repayment of mortgage notes and outstanding borrowings on the unsecured line of credit of approximately $56.4 million and $181.5 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, a decrease in borrowings from the unsecured line of credit of $60.5 million and the repurchase of shares of the Series A preferred stock by the Parent Company in the amount of $17.4 million during the nine months ended September 30, 2014.

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

The following table presents a reconciliation of FFO of Excel Trust, Inc. for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net (loss) income attributable to the common stockholders(1)	$(2,830)	$10,739	$(4,218)	$8,914
Non-controlling interests in operating partnership(1)	(21)	279	(47)	240
Depreciation and amortization	11,212	11,766	34,419	35,306
Depreciation and amortization related to joint ventures(2)	137	214	463	879
Gain on sale of real estate assets	—	(11,974)	—	(11,974)

Funds from operations	$8,498	$11,024	$30,617	$33,365

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

As of September 30, 2014, the Company owned an approximate 98.3% partnership interest in the Operating Partnership. The remaining 1.7% partnership interests are owned by non-affiliated investors and certain of the Company’s directors and executive officers. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

The Company’s short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to the Company’s stockholders and operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions,

•	construction of the non-operating portion of some of our properties, and

•	properties under contract or acquired after September 30, 2014.

We have entered into equity distribution agreements, or the Equity Distribution Agreements, with four sales agents, under which the Company can issue and sell shares of its common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements were initially entered into in March 2012 and were subsequently amended and restated in May 2013, permitting additional sales with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the year ended December 31, 2013, the Company issued 3,211,928 shares of its common stock pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $40.7 million at an average stock issuance price of $13.05 per share. The net proceeds of $40.7 million were contributed to the Operating Partnership in exchange for 3,211,928 OP units. During the nine months ended September 30, 2014, the Company did not issue any shares pursuant to the Equity Distribution Agreements. As of September 30, 2014, the remaining aggregate offering price for sales of the Company’s shares permitted under the Equity Distribution Agreements was $95.0 million.

On June 25, 2014, the Company completed the issuance of 12,650,000 shares of its common stock, including the exercise of an option to purchase an additional 1,650,000 shares, resulting in net proceeds of approximately $160.6 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were contributed to the Operating Partnership in exchange for 12,650,000 OP units.

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

The Company’s board of directors has authorized a stock repurchase program under which the Company may acquire up to $50.0 million of its common stock and preferred stock in open market and negotiated purchases with no expiration date. As of September 30, 2014, approximately $24.7 million remained available under the stock repurchase program to acquire outstanding shares of the Company’s common stock and preferred stock. See Note 13 to the condensed consolidated financial statements contained elsewhere herein for further discussion).

As circumstances warrant, the Company may issue equity from time to time, dependent upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for preferred or common OP units. The Operating Partnership may use the proceeds to repay debt, including borrowings under its unsecured revolving credit facility, for acquisitions and for other general corporate purposes.

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

At September 30, 2014, we had $6.1 million of cash and cash equivalents on hand.

Our short-term liquidity requirements consist primarily of funds to pay for future distributions expected to be paid to our unitholders and operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions,

•	construction of the non-operating portion of some of our properties, and

•	properties under contract or acquired after September 30, 2014.

Our long term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions, capital commitments, construction obligations and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions and developments of new properties that we pursue.

We intend to satisfy our short-term liquidity requirements primarily through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide sufficient cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance our debt service obligations or borrow from our unsecured revolving credit facility to pay for upcoming debt maturities. We expect to incur approximately $29.2 million in construction costs relating to redevelopment or development projects on portions of existing operating properties and at our non-operating properties (Chimney Rock Phase II and Southlake Park Village). Funds for these costs are expected to come from new mortgage financing, borrowings from our unsecured revolving credit facility and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness, long-term secured and unsecured indebtedness and the use of net proceeds from the disposition of non-strategic assets. In addition, we may, from time to time, offer and sell additional equity and debt securities, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs.

As of September 30, 2014, our mortgage indebtedness consisted of the following:

Property Pledged as Collateral	Principal Balance	Contractual Interest Rate	Monthly Payment(1)	Maturity Date
The Promenade	$46,586	4.80%	344	October 2015
5000 South Hulen	13,237	5.60%	83	April 2017
Lake Pleasant Pavilion	27,597	6.09%	143	October 2017
Rite Aid — Vestavia Hills	880	7.25%	21	October 2018
Living Spaces-Promenade	6,875	7.88%	80	November 2019
West Broad Village(2)	39,700	3.33%	110	May 2020
Lowe’s, Shippensburg	12,874	7.20%	110	October 2031
Northside Plaza(3)	12,000	0.05%	1	November 2035

	$159,749
Plus: premium(4)	1,088

Mortgage notes payable, net	$160,837

(1)	Amount represents the monthly payment of principal and interest at September 30, 2014.

(2)	The loan at the West Broad Village property was refinanced in April 2013 and bears a fixed rate of 3.33% with a new maturity date of May 1, 2020. Debt payments are interest-only through May 2016.

(3)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.05% at September 30, 2014). The interest rate on the bonds is currently priced off of the Securities Industry and Financial

Markets Association Index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by us from our unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $101,000 at September 30, 2014 will be amortized as additional interest expense through November 2035.

(4)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

Our unsecured revolving credit facility has a borrowing capacity of $300.0 million, which may be increased from time to time up to an additional $200.0 million for a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is April 6, 2018 and may be extended for an additional nine months at our option.

As of September 30, 2014, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 to 170 basis points, depending on Excel Trust, Inc.’s credit rating. As of September 30, 2014, we were also responsible for paying a fee of 0.25% to 0.30% on the full capacity of the facility. Borrowings under the unsecured revolving credit facility at September 30, 2014 were $56.0 million, at a weighted-average interest rate of 1.45%. We have issued $16.9 million in letters of credit from the unsecured revolving credit facility, which secure an outstanding $12.0 million bond payable for the Northside Mall property and construction activities at the Southlake Park Village property. The Northside Mall property bond is included with the mortgages payable on our condensed consolidated balance sheets. At September 30, 2014, there was approximately $222.5 million available for borrowing under the unsecured revolving credit facility.

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

The following is a summary of key financial covenants and their covenant levels as of September 30, 2014:

	Required	Actual
Key financial covenant(1):
Ratio of total liabilities to total asset value (maximum)	60.0%	40.8%
Ratio of adjusted EBITDA to fixed charges (minimum)	1.50x	1.9x
Ratio of secured indebtedness to total asset value (maximum)	40.0%	12.2%

(1)	For a complete listing of all debt covenants related to our consolidated indebtedness as well as definitions of the above terms, please refer to our applicable filings with the SEC.

As of September 30, 2014, we believe that we were in compliance with all of the covenants under our credit agreement.

On May 12, 2014, we completed the issuance of $250.0 million aggregate principal amount of 4.625% senior unsecured notes due 2024 (the “Notes due 2024”). The Notes due 2024 bear interest at 4.625% per annum and were issued at 99.477% of the principal amount to yield 4.691% to maturity. Interest is payable on May 15 and November 15 of each year beginning November 15, 2014 until the maturity date of May 15, 2024. Our obligations under the Notes due 2024 are fully and unconditionally guaranteed by Excel Trust, Inc. On or before February 15, 2024, we may redeem all or a portion of the Notes due 2024 upon notice to the holders at a redemption price equal to the greater of (1) 100% of the principal amount of the Notes due 2024 being redeemed and (2) 100% of the principal amount plus a make-whole premium as set forth in the Indenture governing the Notes due 2024, plus accrued and unpaid interest up to, but not including, the redemption date. After February 15, 2024, the redemption price will be equal to 100% of the principal amount of the Notes due 2024 being redeemed, plus accrued and unpaid interest up to, but not including, the redemption date. Proceeds from the issuance of the Notes due 2024 were used to repay a portion of the outstanding indebtedness under our unsecured revolving credit facility and for other general corporate and working capital purposes.

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

As of September 30, 2014, our ratio of debt-to-gross undepreciated asset value was approximately 38.3%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and Excel Trust, Inc.’s board of directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments, Contingencies and Contractual Obligations

The following table outlines our contractual obligations (dollars in thousands) at September 30, 2014 related to our mortgage and note indebtedness and other commitments:

	Payments by Period
	2014 (three months)	2015-2016	2017-2018	Thereafter	Total
Principal payments — fixed rate debt	$971	$50,280	$43,642	$402,856	$497,749
Principal payments — variable rate debt(1)	—	—	56,000	12,000	68,000
Interest payments — fixed rate debt	8,956	44,446	38,920	84,585	176,907
Interest payments — variable rate debt(1)	205	1,636	1,035	91	2,967
Construction costs(2)	5,946	23,228	—	—	29,174

	$16,078	$119,590	$139,597	$499,532	$774,797

(1)

Includes redevelopment revenue bonds at our Northside Mall property and our unsecured revolving credit facility (there were no outstanding borrowings under our unsecured revolving credit facility at September 30, 2014). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.05% at September 30, 2014). The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 90 basis points to 170 basis points, depending on our credit rating (weighted-average interest rate of 1.45% at September 30, 2014). Interest payments for variable rate debt are based on the interest rates in effect and debt balances outstanding on September 30, 2014.

(2)

Amount represents our estimate of costs expected to be incurred relating to development projects on portions of existing operating properties and at our non-operating properties (Chimney Rock Phase II and Southlake Park Village).

Off-Balance Sheet Arrangements

We held a 20% ownership interest in an unconsolidated limited liability company, La Costa LLC, which owned the La Costa Town Center property. La Costa LLC did not qualify as a variable interest entity, or VIE, and consolidation was not required as we did not control the operations of the property. We accounted for our interest in La Costa LLC as a profit-sharing arrangement, which is reflected in a manner that is similar to the equity method of accounting. The assets and liabilities of La Costa LLC were $24.9 million and $14.4 million, respectively, at September 30, 2014.

On October 9, 2014, we completed the disposition of the La Costa Town Center property for a sales price of approximately $31.6 million, excluding closing costs (our proportionate share of the sales price was $6.3 million). The sale resulted in a gain of approximately $1.3 million, which will be recognized as a gain on the sale of investment in unconsolidated properties.

We hold a 50% tenant-in-common ownership interest in a company, Bay Hill Fountains, LLC, or Bay Hill LLC, which owns The Fountains at Bay Hill property, or the Bay Hill property. The Bay Hill LLC does not qualify as a VIE and consolidation is not required as we do not control the operations of the property. We receive 50% of the cash flow distributions and recognize 50% of the results of operations. In addition, we receive fees in our role as the day-to-day property manager. We account for our interest in the Bay Hill property under the equity method of accounting. The assets and liabilities of the Bay Hill property were $39.4 million and $25.1 million, respectively, at September 30, 2014.

Our proportionate share of outstanding indebtedness at the unconsolidated entities as of September 30, 2014 is as follows (dollars in thousands):

Name	Ownership Interest	Principal Amount(1)	Interest Rate	Maturity Date
La Costa LLC	20%	$2,820	5.9%	October 1, 2014
Bay Hill LLC	50%	$11,542	3.4%	April 2, 2015

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

The fair value of mortgages payable at September 30, 2014 was approximately $166.8 million compared to the carrying amount of $160.8 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $5.0 million at September 30, 2014. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $5.3 million at September 30, 2014.

We have a $300.0 million unsecured revolving credit facility. As of September 30, 2014, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 basis points to 170 basis points, depending on our credit rating. As of September 30, 2014, we had $72.9 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes $16.9 million in letters of credit issued under the facility. At September 30, 2014, the outstanding balance on our unsecured revolving credit facility was $56.0 million at a weighted-average interest rate of 1.45%. The fair value of the unsecured revolving credit facility at September 30, 2014 was approximately $55.5 million. Based on outstanding borrowings of $56.0 million at September 30, 2014, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $560,000

We issued $350.0 million aggregate principal amount of senior unsecured notes with a weighted-average fixed interest rate of 4.62%. The fair value of the senior unsecured notes at September 30, 2014 was approximately $352.1 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $24.8 million at September 30, 2014. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $27.1 million at September 30, 2014.

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

Unregistered Sales of Equity Securities and Use of Proceeds (Excel Trust, Inc.)

None.

Unregistered Sales of Equity Securities and Use of Proceeds (Excel Trust, L.P.)

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, among DDR Fort Union I and II LLC, DDR Midvalley LLC, DDR Family Centers LP, DDR Fort Union W LLC, Hermes Associates, Hermes Associates, Ltd., University Square Associates, Ltd. and Excel Trust, L.P., dated May 16, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EXCEL TRUST, INC.		EXCEL TRUST, L.P. By: Excel Trust, Inc. Its general partner

By:	/S/ GARY B. SABIN	By:	/S/ GARY B. SABIN
	Gary B. Sabin Chairman and Chief Executive Officer (Principal Executive Officer)		Gary B. Sabin Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JAMES Y. NAKAGAWA	By:	/S/ JAMES Y. NAKAGAWA
	James Y. Nakagawa Chief Financial Officer (Principal Financial Officer)		James Y. Nakagawa Chief Financial Officer (Principal Financial Officer)

Dated: November 6, 2014		Dated: November 6, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, among DDR Fort Union I and II LLC, DDR Midvalley LLC, DDR Family Centers LP, DDR Fort Union W LLC, Hermes Associates, Hermes Associates, Ltd., University Square Associates, Ltd. and Excel Trust, L.P., dated May 16, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.