Form 10-K
period 2014-12-31
Excel Trust, Inc.; Excel Trust, L.P.
filed 2015-03-02
CIK 1478950, 1492323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Excel Trust, Inc.: None

Excel Trust, L.P.: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Excel Trust, Inc.	YES ☒ NO ☐
Excel Trust, L.P.	YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Excel Trust, Inc.	YES ☐ NO ☒
Excel Trust, L.P.	YES ☐ NO ☒

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

Excel Trust, Inc.
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Excel Trust, L.P.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Excel Trust, Inc.	YES ☐ NO ☒
Excel Trust, L.P.	YES ☐ NO ☒

The aggregate market value of the common stock of Excel Trust, Inc. held by non-affiliates was approximately $819.1 million based upon the closing price on the New York Stock Exchange on June 30, 2014, the last business day of the registrant’s most recently completed second quarter.

Number of shares of Excel Trust, Inc.’s common stock, par value $0.01 per share, outstanding as of February 26, 2015: 63,444,781 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Excel Trust, Inc.’s Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of Excel Trust, Inc., a Maryland corporation, and Excel Trust, L.P., a Delaware limited partnership of which Excel Trust, Inc. is the parent company and general partner. Unless stated otherwise or the context otherwise requires, all references in this report to “we,” “our,” “us” or “the Company” refer to Excel Trust, Inc., together with its controlled and consolidated subsidiaries, including Excel Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” or “our operating partnership” refer to Excel Trust, L.P. and its controlled and consolidated subsidiaries.

Excel Trust, Inc. is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of December 31, 2014, Excel Trust, Inc. owned an approximate 98.3% partnership interest in the Operating Partnership. The remaining 1.7% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, Excel Trust, Inc. exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

To help investors understand the significant differences between Excel Trust, Inc. and the Operating Partnership, this report presents the following separate sections for each of Excel Trust, Inc. and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

•	Equity/Partners’ Capital;

•	Debt;

•	Earnings per Share/Unit; and

•	Income Taxes;

•	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;

•	Selected Financial Data; and

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations, or FFO, and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in the retail industry or the markets in which we operate,

•	changes in local, regional and national economic conditions,

•	our inability to compete effectively,

•	our inability to collect rent from tenants,

•	defaults on or non-renewal of leases by tenants,

•	increased interest rates and operating costs,

•	decreased rental rates or increased vacancy rates,

•	our failure to obtain necessary outside financing on favorable terms or at all,

•	changes in the availability of additional acquisition opportunities,

•	our inability to successfully complete real estate acquisitions,

•	our failure to successfully operate acquired properties and operations,

•	our failure to qualify or maintain our status as a real estate investment trust, or REIT,

•	our inability to attract and retain key personnel,

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements,

•	financial market fluctuations,

•	changes in real estate and zoning laws and increases in real property tax rates,

•	risks associated with security breaches and other disruptions to our information technology networks and related systems,

•	the effects of earthquakes and other natural disasters, and

•	lack of or insufficient amounts of insurance.

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

As of December 31, 2014, we owned an operating portfolio consisting of 38 retail properties totaling approximately 7.2 million square feet of gross leasable area, or GLA (including 50% and 80% interests in two consolidated joint ventures), which were approximately 94.3% leased and had a weighted average remaining lease term of approximately six years, based on GLA (one retail property also contains 339 apartment units on the upper levels of the shopping center). We also owned two commercial office properties, Excel Center, a portion of which is utilized as our corporate headquarters, and the Promenade Corporate Center. These properties total 338,339 square feet of GLA and were approximately 85.0% leased as of December 31, 2014. In addition, we held an ownership interest in one unconsolidated retail property totaling 103,767 square feet of GLA, which was approximately 92.4% leased as of December 31, 2014. Our non-operating properties consisted of Phase II of our Chimney Rock property and Phase III of our Plaza at Rockwall property and two land parcels, Southlake Park Village and West Broad Marketplace, which are currently under development and are expected to contain approximately 707,000 square feet of GLA upon completion. Phase I of our Chimney Rock property is classified as an operating property.

We have entered into equity distribution agreements, or the Equity Distribution Agreements, with four sales agents, under which Excel Trust, Inc. can issue and sell shares of its common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements were initially entered into in March 2012 and were subsequently amended and restated in May 2013, permitting additional sales with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 under the Securities Act. During the year ended December 31, 2014, Excel Trust, Inc. did not issue any shares of its common stock pursuant to the Equity Distribution Agreements. Subsequent to December 31, 2014, Excel Trust, Inc. issued 2,227,456 shares of our common stock pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $30.2 million at an average stock issuance price of $13.75 per share. Approximately $64.4 million remains available under the amended Equity Distribution Agreements to issue and sell shares of Excel Trust, Inc.’s common stock (including the effect of the subsequent issuances).

On May 12, 2014, the Operating Partnership completed the issuance of $250.0 million aggregate principal amount of 4.625% senior unsecured notes due 2024. The unsecured notes bear interest at 4.625% per annum and were issued at 99.477% of the principal amount to yield 4.691% to maturity. Interest is payable on May 15 and November 15 of each year beginning November 15, 2014 until the maturity date of May 15, 2024. The Operating

Partnership’s obligations under the unsecured notes are fully and unconditionally guaranteed by the Parent Company. On or before February 15, 2024, the Operating Partnership may redeem all or a portion of the unsecured notes. Proceeds from the issuance of the unsecured notes were used to repay a portion of the outstanding indebtedness under the Company’s unsecured revolving credit facility and for other general corporate and working capital purposes.

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

On December 18, 2014, the Operating Partnership entered into a term loan agreement with a borrowing capacity of up to $50.0 million. The term loan bears interest at the rate of LIBOR plus a margin of 115 basis points and has an initial maturity date of June 30, 2015, which may be extended for an additional five months at the Operating Partnership’s option and upon the payment of an extension fee. Outstanding borrowings may be prepaid by the Operating Partnership in whole or in part at any time prior to the maturity date with three days prior notice.

Excel Trust, Inc.’s board of directors has authorized a stock repurchase program under which we may acquire up to $50.0 million of our common stock and preferred stock in open market and negotiated purchases with no expiration date (the repurchase program was increased from $30.0 million to $50.0 million on February 11, 2014). During the year ended December 31, 2014, we repurchased 105,775 shares of our common stock for an aggregate cost of approximately $1.4 million (including transaction costs) at a weighted-average purchase price of $12.52 per share, and 819,025 shares of our Series A preferred stock for an aggregate cost of approximately $21.2 million (including transaction costs) at a weighted-average purchase price of $25.68 per share. The repurchased shares of common stock and preferred stock were subsequently retired by our Parent Company. As of December 31, 2014, approximately $20.9 million remained available under the stock repurchase program to acquire outstanding shares of the Parent Company’s common stock and preferred stock.

Excel Trust, Inc. was organized as a Maryland corporation on December 15, 2009 and elected to be taxed as a REIT beginning with its taxable year ended December 31, 2010. Excel Trust, Inc. conducts substantially all of its business through Excel Trust, L.P.. Excel Trust, L.P. was formed as a Delaware limited partnership on December 16, 2009. Excel Trust, Inc. is the sole general partner of Excel Trust, L.P. As of February 27, 2014, we had 81 employees. Our primary offices are located in San Diego, California and Salt Lake City, Utah. Our headquarters is located at 17140 Bernardo Center Drive, Suite 300, San Diego, California 92128. Our telephone number at that location is (858) 613-1800. Our internet address is www.ExcelTrust.com. On our internet website, you can obtain, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or SEC. You can also access on our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter.

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

Our properties are located in 12 states, and as we grow our business we may expand our operations into markets where we do not currently operate. We may fail to accurately gauge conditions in a new market prior to entering it, and therefore may not achieve our anticipated results in the new market. If this occurs, our cash flow from operations may be adversely affected.

Failure by any major tenant to make rental payments to us, because of a deterioration of its financial condition or otherwise, could seriously harm our performance.

As of December 31, 2014, our three largest retail tenants in terms of annualized base rent were Dick’s Sporting Goods, Ross Dress for Less and Publix Super Markets, Inc., the scheduled annualized base rents for which represented 2.8%, 2.7% and 2.5%, respectively, of our total retail annualized base rent. As of December 31, 2014, our three largest office tenants in terms of annualized base rent were Kaiser Permanente, Healthcare Trust of America and Fitch, Inc., the scheduled annualized base rents for which represented 22.0%, 8.5% and 8.3%, respectively, of our total office annualized base rent. Our performance depends on our ability to collect rent from these and other tenants. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition, whether as a result of general economic conditions or otherwise. As a result, our tenants may fail to make rental payments when due under a number of leases, delay a number of lease commencements, decline to extend or renew a number of leases upon expiration, close a number of stores or declare bankruptcy. Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. In addition, lease terminations by a major tenant or non-owned anchor or a failure by that major tenant or non-owned anchor to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In that event, we may be unable to re-lease the vacated space at attractive rents or at all. Furthermore, because many of our leases are triple-net, the failure of a tenant to make payments could result not only in lost rental income, but also in an increase in our unreimbursed operating expenses. The occurrence of any of the situations described above, particularly if it involves a substantial tenant or non-owned anchor with leases in multiple locations, could seriously harm our performance.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other sensitive information. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. While, to date, we have not experienced a security breach, this risk has generally increased as the number, intensity and sophistication of such breaches and attempted breaches from around the world have increased. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, divert significant management attention and resources to remedy any damages that result, subject us to liability claims or regulatory penalties and have a material adverse effect on our business, financial condition and results of operations.

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

We compete with numerous owners, operators and developers for acquisitions and development of retail shopping centers, including institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same submarkets in which our properties are located. We also face significant competition in leasing available space to prospective tenants at our operating properties. The actual competition for tenants varies depending upon the characteristics of each local market (including current economic conditions) in which we own and manage property. We believe that the principal competitive factors in attracting tenants in our market areas are location, demographics, price, the presence of anchor stores and appearance of properties. Increased competition for tenants may require us to make unbudgeted capital improvements, while decreased occupancy could lower our revenues and cause us to incur expenses on vacant spaces, both of which may reduce cash available to pay distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders. Our competitors may have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow, the value of the Company’s securities, ability to satisfy our debt service obligations and ability to pay distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders may be adversely affected. As of December 31, 2014, leases were scheduled to expire in 2014, 2015 and 2016 on a total of approximately 5.1%, 10.9% and 7.0%, respectively, of the GLA of our retail operating properties.

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

If we cannot renew leases, we may be unable to re-lease our properties at rates equal to or above the current rate. Even if we can renew leases, tenants may be able to negotiate lower rates as a result of market conditions. Our properties currently are located in 12 states. The economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors or in the markets in which our properties are located may result in an increase in tenant bankruptcies, which may harm our performance in the affected market. Economic and market conditions also may affect the ability of our tenants to make lease payments. Market conditions may also hinder our ability to lease vacant space in newly developed properties. In addition, we may enter into or acquire leases for properties with spaces that are uniquely suited to the needs of a particular tenant. Such properties may require renovations, tenant improvements or other concessions in order to lease them to other tenants if the initial leases terminate. Any of these factors could adversely impact our financial condition, results of operations, cash flow, the value of the Company’s securities, our ability to satisfy our debt service obligations and our ability to pay distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders.

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

Certain of Excel Trust, Inc.’s directors and officers may face adverse tax consequences that could prevent the sale of Excel Centre or repayment of indebtedness. The sale of our Excel Centre property and the repayment of qualifying indebtedness of Excel Trust, L.P., would have different effects on holders of operating partnership units than on Excel Trust, Inc.’s stockholders. The parties that contributed this property to the Operating Partnership would incur adverse tax consequences upon the sale of the property or the repayment of qualifying debt of the partnership, that differ from the tax consequences to Excel Trust, Inc. and its stockholders. Consequently, these holders of operating partnership units, including Messrs. Sabin, Nakagawa, Burton and Ottesen, may have different objectives regarding the appropriate timing of any such transactions. Certain of Excel Trust, Inc.’s directors and officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of Excel Trust, Inc.’s stockholders, including in a manner which could delay or prevent the sale of this property, or the repayment of qualifying indebtedness of the partnership.

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

As of December 31, 2014, we had outstanding mortgage indebtedness of approximately $190.3 million, and we may incur significant additional debt to finance future acquisition and development activities. We also had $254.9 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes $16.9 million in letters of credit issued under the facility, $350.0 million of unsecured notes and a $50.0 million term loan. The capacity of the credit facility may be increased by up to an additional $200.0 million to a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent.

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

Disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms or at all and have other adverse effects on us.

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

Interest we pay could reduce cash available for distributions. As of December 31, 2014, we had $301.8 million of variable rate mortgage debt outstanding, which includes $254.9 million of debt and commitments outstanding under our unsecured revolving credit facility (including $16.9 million in letters of credit issued under the facility), a construction loan at one property with a borrowing capacity of up to $58.0 million (outstanding borrowings of approximately $1.8 million at December 31, 2014) and our $50.0 million term loan. Our unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 90 basis points to 170 basis points, depending on the Parent Company’s credit rating. Our construction loan bears interest at the rate of LIBOR plus a margin of 230 basis points. Our term loan bears interest at the rate of LIBOR plus a margin of 115 basis points. We may incur variable rate debt in the future, including mortgage debt and amounts under our unsecured revolving credit facility. Any increase in interest rates would increase our interest costs with respect to our variable rate debt. These increased interest costs would reduce our cash flows and our ability to make distributions to Excel Trust, L.P.’s unitholders or Excel Trust, Inc.’s stockholders. In addition, if we need to repay existing debt during a period of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

Our Properties

As of December 31, 2014, we owned an operating portfolio consisting of 38 retail properties totaling approximately 7.2 million square feet of GLA (including 50% and 80% interests in two consolidated joint ventures), which were approximately 94.3% leased and had a weighted average remaining lease term of approximately six years, based on GLA (one retail property also contains 339 apartment units on the upper levels of the shopping center). We also owned two commercial office properties, Excel Center, a portion of which is utilized as our corporate headquarters, and the Promenade Corporate Center. These properties total 338,339 square feet of GLA and were approximately 85.0% leased as of December 31, 2014. In addition, we held ownership interests in one unconsolidated retail property totaling 103,767 square feet of GLA, which was approximately 92.4% leased as of December 31, 2014. Our non-operating properties consisted of Phase II of our Chimney Rock property and Phase III of our Plaza at Rockwall property and two land parcels, Southlake Park Village and West Broad Marketplace, which are currently under development and are expected to contain approximately 707,000 square feet of GLA upon completion. Phase I of our Chimney Rock property is classified as an operating property.

Operating Properties

The table below sets forth relevant information with respect to the properties in our portfolio as of December 31, 2014 (dollars in thousands).

Property/Location	Year Built(1)	Total GLA(2)	Percent Leased	Number of Tenants	Major Tenants(3)	Major Lease Expiration Date	Annualized Base Rent(4)
Retail Properties:
West Broad Village, Richmond, VA(5)(6)	2009	397,603	77.0%	29	Whole Foods*	2028	$6,589
Downtown at the Gardens, Palm Beach Gardens, FL	2005	339,059	99.2	52	Cobb Theatres*	2020	8,131
The Shops at Fort Union, Salt Lake City, UT(5)	1974/ 2007	688,549	96.9	61	Walmart*	2015	$9,850
The Promenade, Scottsdale, AZ(5)	1999	566,663	94.2	63	Living Spaces*	2024	8,968
Park West Place, Stockton, CA(5)	2005	603,464	99.4	57	Lowe’s*	2026	7,385
Gilroy Crossing, Gilroy, CA(5)	2004	325,431	100.0	33	Kohl’s*	2025	5,002
Brandywine Crossing, Brandywine, MD(5)(7)	2009	231,039	96.9	34	Safeway*	2028	4,154
Highland Reserve, Roseville, CA	2004	191,415	98.5	17	Kohls*	2025	3,416
Plaza at Rockwall, Rockwall, TX(5)	2007/ 2012	432,096	99.2	34	Dick’s Sporting Goods*	2018	5,164
Riverpoint Marketplace, Sacramento, CA	2009	133,928	97.0	31	Ross Dress for Less*	2021	3,003
Lake Pleasant Pavilion, Peoria, AZ(5)	2007	178,376	89.0	28	Marshalls* Bed Bath & Beyond*	2017 2018	2,991
Stadium Center, Manteca, CA	2006	160,726	95.5	26	Ross Dress for Less*	2019	2,826
Dellagio, Orlando, FL	2009	123,198	80.6	20	Bravo Development, Inc.	2018	2,275
League City Town Center, League City(Houston), TX(5)	2008	194,736	96.4	32	TJX Companies* Ross Dress for Less*	2018 2019	3,141
Vestavia Hills City Center, Vestavia Hills, AL(8)	2002	391,899	88.5	57	Publix* Rave Motion Pictures*	2022 2022	4,351
The Crossings of Spring Hill, Spring Hill, TN(5)	2008	219,880	94.8	34	Ross Dress for Less* PetSmart*	2019 2018	2,759

Property/Location	Year Built(1)	Total GLA(2)	Percent Leased	Number of Tenants	Major Tenants(3)	Major Lease Expiration Date		Annualized Base Rent(4)
Tracy Pavilion, Tracy, CA	2006	162,463	95.7	28	Marshalls* PetSmart*	2019 2019		2,510
Red Rock Commons, St. George, UT(5)	2012	134,152	99.1	20	Dick’s Sporting Goods*	2023		2,284
Edwards Theatres, San Diego, CA	1999	100,551	100.0	1	Edwards Theatres*	2019		2,348
Rosewick Crossing, La Plata, MD(5)	2008	115,972	81.8	13	Giant Food*	2028		1,788
EastChase Market Center, Montgomery, AL(5)	2008	181,431	98.9	10	Dick’s Sporting Goods*	2019		2,003
Chimney Rock, Odessa, TX(5)	2012	204,270	97.5	11	Academy Sports*	2026		1,868
5000 South Hulen, Fort Worth, TX	2005	86,833	98.6	20	Barnes & Noble*	2020		2,073
Anthem Highlands, Las Vegas, NV(5)	2006	118,763	91.3	22	Albertsons*	2027		1,631
The Family Center at Orem, Orem, UT	1991	150,667	84.9	6	Dick’s Sporting Goods*	2023		1,578
Centennial Crossroads, Las Vegas, NV(5)	2003	105,415	87.3	20	Vons*	2028		1,123
LA Fitness, San Diego, CA	2006	38,000	100.0	1	LA Fitness*	2021		972
Pavilion Crossing, Brandon, FL	2012	68,400	100.0	16	Publix*	2031		1,136
Shops at Foxwood, Ocala, FL	2010	78,660	90.8	13	Publix*	2030		978
Northside Plaza, Dothan, AL(5)	2010	171,670	94.8	14	Publix* Hobby Lobby*	2031 2026		1,380
Meadow Ridge Plaza, Orlando, FL(5)	2007	45,199	85.8	15	Fifth Third Bank*	2028		806
Shoppes of Belmere, Orlando, FL	2008	26,502	100.0	8	CVS*	2035		739
Lake Burden Shoppes, Orlando, FL	2008	20,598	87.6	5	Walgreens*	2034	(9)	571
Five Forks Place, Simpsonville, SC	2002	61,191	100.0	11	Publix*	2022		753
Mariner’s Point, St. Marys, GA	2001	45,215	91.2	16	Shoe Show(10)	2016		637
Newport Towne Center, Newport, TN	2006	60,100	82.6	11	Dollar Tree(11)	2016		385
Merchant Central, Milledgeville, GA	2004	45,013	89.2	15	Dollar Tree(12)	2019		539
Cedar Square, Duncanville (Dallas), TX	2014	14,490	100.0	1	Walgreens*	2034	(13)	431

Subtotal/Weighted Average Retail Properties		7,213,617	94.3%	885				108,538

Office Properties:
Excel Centre, San Diego, CA	1999	82,157	90.4	7	Kaiser Permanente	2019		2,444
Promenade Corporate Center, Scottsdale, AZ	2004	256,182	83.3	29	Healthcare Trust of America	2020		5,313

Subtotal/Weighted Average Office Properties		338,339	85.0%	36				7,757

Multi-Family Properties:
West Broad Village, Richmond, VA(5)	2009	339 units	91.1%	n/a				4,928	(14)

Unconsolidated Properties:
The Fountains at Bay Hill, Orlando, FL(15)	2001	103,767	92.4	33	CVS*	2026		2,918

Total/Weighted Average(16)		7,655,723	93.8%	954				$124,141

Non-Operating Properties(17)
Chimney Rock-Phase II, Odessa, TX
Southlake Park Village, Southlake (Dallas), TX
West Broad Marketplace, Richmond, VA
Plaza at Rockwall-Phase III, Rockwall, TX

*	Denotes anchor tenant.
(1)	Year built represents the year in which construction was completed.
(2)	Total GLA represents total square feet of GLA owned by us at the property (includes GLA of buildings under ground lease).
(3)	Major tenant represents the tenant(s) in each property that have the highest annualized base rent.
(4)	Annualized base rent, or ABR, means annualizing the cash base rental amount in effect under existing leases as of December 31, 2014. Amount does not include reimbursements for real estate taxes and insurance, common area and other operating expenses, substantially all of which are borne by the tenants, percentage rent or amounts attributable to future rent increases, where applicable. Amount includes rent attributable to ground leases.
(5)	Total GLA at certain of our retail properties includes square footage leased pursuant to ground leases, as described in the following table:

Property	Number of Ground Leases	Total GLA
West Broad Village	7	40,461
The Shops at Fort Union	2	8,069
The Promenade	7	178,976
Park West Place	8	294,509
Gilroy Crossing	1	2,448
Brandywine Crossing	4	73,976
Plaza at Rockwall	2	179,163
Lake Pleasant Pavilion	1	4,884
The Crossings of Spring Hill	3	23,837
Red Rock Commons	1	5,000
Rosewick Crossing	2	66,932
EastChase Market Center	1	6,375
Chimney Rock	1	67,280
Anthem Highlands	4	79,213
Centennial Crossroads	1	57,308
Northside Plaza	4	33,362
Meadow Ridge Plaza	1	4,200

Total Ground Leases/GLA	50	1,125,993

(6)	The West Broad Village property is a retail shopping center that also includes 339 apartment units on the upper levels of the shopping center.
(7)	Includes additional land parcels that were acquired in 2014.
(8)	Includes Rite Aid, an outparcel to Vestavia Hills City Center, which was acquired in 2011.
(9)	Represents the earliest date this lease can be terminated by the tenant. Without early termination, the lease will expire in 2084.
(10)	Shoe Show is not the anchor tenant of this property. Mariner’s Point is anchored by a non-owned Super Wal-Mart.
(11)	Dollar Tree is not the anchor tenant of this property. Newport Towne Center is anchored by a non-owned Super Wal-Mart.
(12)	Dollar Tree is not the anchor tenant of this property. Merchant Central is anchored by a non-owned Super Wal-Mart.
(13)	Represents the earliest date this lease can be terminated by the tenant. Without early termination, the lease will expire in 2084.
(14)	Represents estimated ABR for the apartment units based on actual rental revenue for the most recent fiscal month (December 2014). Due to the frequency of tenant turnover and the relatively short-term nature of the apartment leases, ABR for the apartment units may vary significantly month to month.

(15)	We hold a 50% tenant-in-common ownership interest in the unconsolidated The Fountains at Bay Hill property.
(16)	Total/Weighted Average is calculated based on total GLA excluding the apartment units at our West Broad Village property.
(17)	A non-operating property is reclassified as an operating property at the earlier of (a) 85.0% occupancy or (b) one year from completion and delivery of the space.

Non-Operating Properties

Chimney Rock-Phase II: Chimney Rock-Phase II is the undeveloped portion of our Chimney Rock property in Odessa, Texas. Based on our current development plans, which are subject to change based on leasing demand and other market factors, we intend to continue development of the shopping center for an additional 110,000 square feet of GLA.

Plaza at Rockwall-Phase III: Plaza at Rockwall-Phase III is the undeveloped portion of our Plaza at Rockwall property in Rockwall, Texas. Based on our current development plans, which are subject to change based on leasing demand and other market factors, we intend to continue development of the shopping center for an additional 11,000 square feet of GLA.

Southlake Park Village: Southlake Park Village is the undeveloped land parcel that we purchased in November 2013 in Southlake (Dallas), Texas. Based on our current development plans, which are subject to change based on leasing demand and other market factors, we intend to continue development of the shopping center for an additional 186,000 square feet of GLA.

West Broad Marketplace: West Broad Marketplace is the undeveloped land parcel that we purchased in December 2014 in Richmond, Virginia. Based on our current development plans, which are subject to change based on leasing demand and other market factors, we intend to continue development of the shopping center for an additional 405,000 square feet of GLA.

Major Tenants

As of December 31, 2014, we had leases with numerous nationally recognized retailers. The following table sets forth information regarding the ten largest tenants in our operating portfolio based on total retail ABR as of December 31, 2014.

Retail Tenants (Leases)	Total GLA	Percent of Total Retail GLA	ABR ($ in 000s)	Percent of Total Retail ABR	ABR per leased square foot
Dick’s Sporting Goods	243,508	3.4%	$3,003	2.8%	$12.33
Ross Dress for Less	229,126	3.2	2,901	2.7	12.66
Publix Super Markets, Inc.	245,351	3.4	2,735	2.5	11.15
Kohls	264,904	3.7	2,455	2.3	9.27
PetSmart	150,798	2.1	2,366	2.2	15.69
Edward’s Theatres	100,551	1.4	2,348	2.2	23.35
Whole Foods	102,742	1.4	2,201	2.0	21.42
TJX Companies	191,207	2.6	2,037	1.9	10.66
Bed Bath & Beyond	170,099	2.4	1,995	1.8	11.73
Jo-Ann	167,795	2.3	1,951	1.8	11.63

Total Top Ten Tenants/Weighted Average	1,866,081	25.9%	$23,992	22.2%	$12.86

As of December 31, 2014, we had leases with 36 distinct office tenants. The following table sets forth information regarding our three largest office tenants in our operating portfolio based on total office ABR as of December 31, 2014. As of December 31, 2014, 18,612 square feet were leased by us for our corporate offices and a regional management office.

Office Tenants	Total GLA	Percent of Total Office GLA	ABR ($ in 000s)	Percent of Total Office ABR	ABR per leased square foot
Kaiser Permanente	38,432	11.4%	$1,709	22.0%	$44.46
Healthcare Trust of America	24,818	7.3	658	8.5	26.50
Fitch, Inc.	20,878	6.2	642	8.3	30.75

Total Top Tenants/Weighted Average	84,128	24.9%	$3,009	38.8%	$35.76

Lease Expirations

The following table sets forth information with respect to the lease expirations of our retail and office operating properties based on leased GLA as of December 31, 2014.

Lease Expiration Year	Total Expiring GLA	Percent of Total GLA Expiring	Expiring Annualized Base Rent ($ in 000s)	Percent of Total Annualized Base Rent	Expiring Annualized Base Rent per leased square foot
Available	463,663	6.1%	$—	—%	$—
2015	577,229	7.6	10,230	8.8	17.72
2016	498,556	6.6	9,789	8.4	19.63
2017	426,610	5.6	9,082	7.8	21.29
2018	599,278	7.9	11,461	9.9	19.12
2019	1,046,863	13.9	17,902	15.4	17.10
2020	753,205	10.0	15,127	13.0	20.08
2021	400,943	5.3	6,624	5.7	16.52
2022	412,523	5.5	5,735	4.9	13.90
2023	263,843	3.5	4,587	3.9	17.39
2024 and thereafter	2,109,243	28.0	25,758	22.2	12.19

Total/Weighted Average	7,551,956	100.0%	$116,295	100.0%	$15.39

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

Excel Trust, Inc.

Excel Trust, Inc.’s common stock has been listed on the New York Stock Exchange, or the NYSE, under the symbol “EXL” since April 23, 2010. On February 26, 2015, the reported closing sale price per share for Excel Trust, Inc.’s common stock on the NYSE was $13.65 and there were approximately 74 holders of record. Certain shares of Excel Trust, Inc. are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers. The following table sets forth, for the periods indicated, the high and low sale prices in dollars on the NYSE for Excel Trust, Inc.’s common stock and the distributions we declared per share with respect to the periods indicated.

			Range
Year	Quarter		High	Low	Cash Dividend per Common Share
2013	1	st	$13.91	$11.60	$0.1700
	2	nd	$15.40	$12.01	$0.1700
	3	rd	$14.09	$11.47	$0.1700
	4	th	$12.46	$11.23	$0.1750
2014	1	st	$12.93	$10.96	$0.1750
	2	nd	$13.94	$12.20	$0.1750
	3	rd	$13.52	$11.46	$0.1750
	4	th	$13.62	$11.71	$0.1750

Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.

Excel Trust, L.P.

There is no established public trading market for Excel Trust, L.P.’s operating partnership units. As of February 26, 2015, there were 13 holders of record of Excel Trust, L.P.’s operating partnership units, including Excel Trust, Inc. The following table sets forth, for the periods indicated, the distributions we declared with respect to Excel Trust, L.P.’s operating partnership units for the periods indicated.

Year	Quarter		Cash Distribution per Unit
2013	1	st	$0.1700
	2	nd	$0.1700
	3	rd	$0.1700
	4	th	$0.1750
2014	1	st	$0.1750
	2	nd	$0.1750
	3	rd	$0.1750
	4	th	$0.1750

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

Total Stockholder Return Performance

The following graph shows a comparison from April 23, 2010 to December 31, 2014 of cumulative total stockholder return, calculated on a dividend reinvested basis, for Excel Trust, Inc., the S&P 500 Stock Index, or the S&P 500, and the National Association of Real Estate Investment Trusts, Inc. Equity REIT Total Return Index, or the Industry Index, which includes all tax-qualified equity REITs listed on the NYSE. The graph assumes $100 was invested in each of Excel Trust, Inc.’s common stock, the S&P 500 and the Industry Index on April 23, 2010. Data points on the graph are quarterly. Note that historic stock price performance is not necessarily indicative of future stock price performance.

This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Sales of Unregistered Equity Securities

All sales of unregistered equity securities of Excel Trust, Inc. during the year ended December 31, 2014 have previously been disclosed in filings with the SEC.

Sales of Unregistered Equity Securities (Excel Trust, L.P.)

All other sales of unregistered equity securities of Excel Trust, L.P. during the year ended December 31, 2014 have previously been disclosed in filings with the SEC

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

	Excel Trust, Inc.
	The Company					The Predecessor
(Dollars in thousands)	2014	2013	2012	2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010
Operating Data
Total revenues	$130,323	$112,542	$84,421	$52,393	$13,319	$1,568
Expenses:
Property operating expenses	31,862	28,050	20,129	13,291	3,164	379
Changes in fair value of contingent consideration	—	(1,568)	(281)	(247)	—	—
Administrative and miscellaneous	18,009	13,871	13,796	12,759	6,964	8
Depreciation and amortization	50,661	46,146	34,800	21,783	5,638	542

Total expenses	100,532	86,499	68,444	47,586	15,766	929
Operating income (loss)	29,791	26,043	15,977	4,807	(2,447)	639
Interest expense	(24,167)	(18,944)	(15,650)	(12,258)	(3,366)	(483)
Interest income	240	204	173	297	166	—
Income (loss) from equity in unconsolidated entities	2,578	40	(320)	—	—	—
Gain on acquisition of real estate and sale of land parcel	—	—	—	1,479	978	—
Changes in fair value of financial instruments	—	230	1,530	1,154	—	—
Loss on extinguishment of debt from sale of real estate asset	(5,192)	—	—	—	—	—
Gain on sale of real estate assets	5,842	—	—	—	—	—

Income (loss) from continuing operations	9,092	7,573	1,710	(4,521)	(4,669)	156
Income from discontinued operations before gain on sale of real estate assets	—	464	135	1,044	796	—
Gain on sale of real estate assets from discontinued operations	—	12,055	—	3,976	—	—

Income from discontinued operations	—	12,519	135	5,020	796	—

Net income (loss)	9,092	20,092	1,845	499	(3,873)	156
Net (income) loss attributable to non-controlling interests	(340)	(568)	18	(51)	148	(290)

Net income (loss) attributable to Excel Trust, Inc. and controlling interests of the Predecessor	8,752	19,524	1,863	448	(3,725)	(134)
Preferred stock dividends	(10,380)	(10,976)	(10,353)	(3,228)	—	—
Cost of redemption of preferred stock	(1,687)	—	—	—	—	—

Net loss attributable to the common stockholders and controlling interests of the Predecessor	$(3,315)	$8,548	$(8,490)	$(2,780)	$(3,725)	$(134)

Loss from continuing operations per share attributable to the common stockholders — basic and diluted	$(0.07)	$(0.09)	$(0.27)	$(0.37)	$(0.30)

	Excel Trust, Inc.
	The Company					The Predecessor
(Dollars in thousands)	2014	2013	2012	2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010
Net (loss) income per share attributable to the common stockholders — basic and diluted	$(0.07)	$0.17	$(0.26)	$(0.15)	$(0.24)

Weighted-average common shares outstanding — basic and diluted	54,341	$46,926	34,681	22,465	15,510

Dividends declared per common share	$0.70	$0.685	$0.65	$0.605	$0.20

Other Data
Funds from operations	$39,933	$44,619	$27,306	$15,218	$1,876	$698

Cash flow provided by operations	$58,854	$52,524	$39,892	$20,986	$3,920	$301

Cash flow used in investing activities	$(390,839)	$(163,430)	$(280,132)	$(123,295)	$(327,284)	$(238)

Cash flow provided (used) in financing activities	$335,343	$108,555	$240,544	$101,076	$329,889	$(724)

	The Company
	As of December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance Sheet Data
Properties, net	$1,452,846	$1,086,086	$944,363	$583,959	$365,112
Cash and cash equivalents	6,603	3,245	5,596	5,292	6,525
Total assets	1,647,137	1,218,821	1,079,254	687,671	441,088
Mortgage and notes payable	430,748	430,691	408,935	265,961	222,427
Unsecured notes	398,758	100,000	—	—	—
Total liabilities	919,171	591,437	470,482	306,685	244,478
Stockholders’ equity	715,389	615,446	594,036	363,792	187,511
Non-controlling interests	12,577	11,938	14,736	17,194	9,099
Total liabilities and equity	1,647,137	1,218,821	1,079,254	687,671	441,088
Other Data
Operating properties
Number(1)	41	36	34	21	21
Total owned GLA	7,655,723	6,175,069	5,691,312	3,809,383	2,593,908
Other properties (land)(2)	4	2	1	2	3

(1)	Total number of operating properties includes two consolidated joint ventures (we own 50% and 80% interests in two consolidated joint ventures) and one unconsolidated joint venture.
(2)	Other properties (land) represents Phase II of our Chimney Rock property and Phase III of our Plaza at Rockwall property (previous phases of each property are classified as operating properties) and two undeveloped land parcels, Southlake Park Village and West Broad Marketplace, which are currently under development and are expected to contain approximately 707,000 square feet of GLA upon completion.

	Excel Trust, L.P.
	The Operating Partnership					The Predecessor
(Dollars in thousands)	2014	2013	2012	2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010
Operating Data
Total revenues	$130,323	$112,542	$84,421	$52,393	$13,319	$1,568
Expenses:
Property operating expenses	31,862	28,050	20,129	13,291	3,164	379
Changes in fair value of contingent consideration	—	(1,568)	(281)	(247)	—	—
Administrative and miscellaneous	18,009	13,871	13,796	12,759	6,964	8
Depreciation and amortization	50,661	46,146	34,800	21,783	5,638	542

Total expenses	100,532	86,499	68,444	47,586	15,766	929
Operating income (loss)	29,791	26,043	15,977	4,807	(2,447)	639
Interest expense	(24,167)	(18,944)	(15,650)	(12,258)	(3,366)	(483)
Interest income	240	204	173	297	166	—
Income (loss) from equity in unconsolidated entities	2,578	40	(320)	—	—	—
Gain on acquisition of real estate and sale of land parcel	—	—	—	1,479	978	—
Changes in fair value of financial instruments	—	230	1,530	1,154	—	—
Loss on extinguishment of debt from sale of real estate asset	(5,192)	—	—	—	—	—
Gain on sale of real estate assets	5,842	—	—	—	—	—

Income (loss) from continuing operations	9,092	7,573	1,710	(4,521)	(4,669)	156
Income from discontinued operations before gain on sale of real estate assets	—	464	135	1,044	796	—
Gain on sale of real estate assets from discontinued operations	—	12,055	—	3,976	—	—

Income from discontinued operations	—	12,519	135	5,020	796	—

Net income (loss)	9,092	20,092	1,845	499	(3,873)	156
Net (income) loss attributable to non-controlling interests	(366)	(335)	(279)	(104)	—	(290)

Net income (loss) attributable to Excel Trust, L.P. and controlling interests of the Predecessor	8,726	19,757	1,566	395	(3,873)	(134)
Preferred stock dividends	(10,380)	(10,976)	(10,353)	(3,228)	—	—
Cost of redemption of preferred stock	(1,687)	—	—	—	—	—

Net loss attributable to unitholders and controlling interests of the Predecessor	$(3,341)	$8,781	$(8,787)	$(2,833)	$(3,873)	$(134)

Loss from continuing operations per unit attributable to the unitholders — basic and diluted	$(0.07)	$(0.09)	$(0.26)	$(0.36)	$(0.29)

Net (loss) income per unit attributable to the unitholders — basic and diluted	$(0.07)	$0.17	$(0.26)	$(0.15)	$(0.24)

Weighted-average common operating partnership units outstanding — basic and diluted	55,495	$48,123	35,912	23,726	16,151

Dividends declared per common operating partnership unit	$0.70	$0.685	$0.65	$0.605	$0.20

Other Data
Funds from operations	$39,933	$44,619	$27,306	$15,218	$1,876	$698

Cash flow provided by operations	$58,854	$52,524	$39,892	$20,986	$3,920	$301

Cash flow used in investing activities	$(390,839)	$(163,430)	$(280,132)	$(123,295)	$(327,284)	$(238)

Cash flow provided (used) in financing activities	$335,343	$108,555	$240,544	$101,076	$329,889	$(724)

	The Operating Partnership
	As of December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance Sheet Data
Properties, net	$1,452,846	$1,086,086	$944,363	$583,959	$365,112
Cash and cash equivalents	6,603	3,245	5,596	5,292	6,525
Total assets	1,647,137	1,218,821	1,079,254	687,671	441,088
Mortgage and notes payable	430,748	430,691	408,935	265,961	222,427
Unsecured notes	398,758	100,000	—	—	—
Total liabilities	919,171	591,437	470,482	306,685	244,478
Partners’ capital	725,469	625,723	606,927	378,975	195,185
Non-controlling interests	2,497	1,661	1,845	2,011	1,425
Total liabilities and capital	1,647,137	1,218,821	1,079,254	687,671	441,088
Other Data
Operating properties
Number(1)	41	36	34	21	21
Total owned GLA	7,655,723	6,175,069	5,691,312	3,809,383	2,593,908
Other properties (land)(2)	4	2	1	2	3

(1)	Total number of operating properties includes two consolidated joint ventures (we own 50% and 80% interests in two consolidated joint ventures) and one unconsolidated joint venture.
(2)	Other properties (land) represents Phase II of our Chimney Rock property and Phase III of our Plaza at Rockwall property (previous phases of each property are classified as operating properties) and two undeveloped land parcels, Southlake Park Village and West Broad Marketplace, which are currently under development and are expected to contain approximately 707,000 square feet of GLA upon completion.

The following table presents a reconciliation of FFO(1) for Excel Trust, Inc. and Excel Trust, L.P. for the periods presented (in thousands):

	The Company					The Predecessor
	2014	2013	2012	2011	Period from April 28, 2010 to December 31, 2010	Period from January 1, 2010 to April 27, 2010
Net (loss) income attributable to the common stockholders and the Predecessor	$(3,315)	$8,548	$(8,490)	$(2,780)	$(3,725)	$(134)
Non-controlling interests in operating partnership(2)	(26)	233	(297)	(53)	(148)	290
Depreciation and amortization	50,661	46,839	36,021	23,705	6,727	542
Depreciation and amortization related to joint ventures(3)	580	1,054	72	(199)	—	—
Gain on acquisition of real estate and sale of land parcel	—	—	—	(1,479)	(978)	—
Gain on sale of real estate assets(4)	(7,967)	(12,055)	—	(3,976)	—	—

Funds from operations	$39,933	$44,619	$27,306	$15,218	$1,876	$698

(1)	We present FFO because we consider FFO an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. See Item 7 for a further discussion of FFO.

(2)	Net income allocable to non-controlling interests in the Operating Partnership is included in net income (loss) attributable to unitholders of the Operating Partnership as reflected in the consolidated financial statements of Excel Trust, L.P., included elsewhere herein.
(3)	Includes a reduction for 50% of the depreciation and amortization expense for the proportionate share at our Dothan property not owned by us and an increase for our proportionate share of depreciation and amortization expense at the unconsolidated La Costa Town Center (sold in October 2014) and The Fountains at Bay Hill properties.
(4)	The gain on sale of real estate assets for the year ended December 31, 2014 includes a gain of $2.1 million related to the disposition of our equity method investment in the La Costa Town Center property.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2014, we owned an operating portfolio consisting of 38 retail properties totaling approximately 7.2 million square feet of gross leasable area, GLA (including 50% and 80% interests in two consolidated joint ventures), which were approximately 94.3% leased and had a weighted average remaining lease term of approximately six years, based on GLA (one retail property also contains 339 apartment units on the upper levels of the shopping center, which were 91.1% leased as of December 31, 2014). We also owned two commercial office properties, Excel Center, a portion of which is utilized as our corporate headquarters, and the Promenade Corporate Center. These properties total 338,339 square feet of GLA and were approximately 85.0% leased as of December 31, 2014. In addition, we held an ownership interest in one unconsolidated retail property totaling 103,767 square feet of GLA, which was approximately 92.4% leased as of December 31, 2014. Our non-operating properties consisted of Phase II of our Chimney Rock property and Phase III of our Plaza at Rockwall property and two land parcels, Southlake Park Village and West Broad Marketplace, which are currently under development and are expected to contain approximately 707,000 square feet of GLA upon completion. Phase I of our Chimney Rock property and Phases I and II of our Plaza at Rockwall property are classified as operating properties.

The following table reflects our total portfolio at December 31, 2014 (a property is reclassified from development to the operating portfolio at the earlier of 85% occupancy or one year from completion and delivery of the space):

	Gross Leasable Area (GLA)	% Occupied	% Leased	Number of Properties
Operating Portfolio:
Retail properties	7,213,617	92.9%	94.3%	38
Multi-family properties(1)	339 units	n/a	91.1%	n/a
Office properties	338,339	85.0%	85.0%	2

Total/weighted-average operating portfolio	7,551,956	92.6%	93.9%	40

Development properties(2)	706,731	—	—	2
Unconsolidated properties(3)	103,767	92.4%	92.4%	1

Total/weighted-average portfolio	8,362,454	85.7%	90.6%	43

(1)	Includes the 339 apartment units on the upper levels of our West Broad Village retail shopping center (the number of apartment units and leased percentage are not included in the total/weighted-average).
(2)	Our non-operating/development properties consisted of Phase II of our Chimney Rock and Phase III of our Plaza at Rockwall properties and undeveloped land parcels at our West Broad Marketplace and Southlake Park Village properties, which are currently under development and are expected to contain approximately 707,000 square feet of GLA upon completion. Phase I of our Chimney Rock property and Phases I and II of our Plaza at Rockwall property are classified as operating properties.
(3)	Includes The Fountains at Bay Hill property in which we hold a 50% ownership interest.

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

Factors That May Influence Future Results of Operations

Rental Revenue and Tenant Recoveries. The amount of rental revenue and tenant recoveries generated by our portfolio depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from lease terminations. As of December 31, 2014, our consolidated retail properties were approximately 94.3% leased, our multi-family property was approximately 91.1% leased and our office properties were approximately 85.0% leased. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. Positive or negative trends in our geographic areas or the retail market could adversely affect our rental revenue and tenant recoveries in future periods. In addition, growth in rental income will partially depend on our ability to acquire additional retail properties that meet our investment criteria.

Lease Expirations. Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets as well as the desirability of our individual properties. The leases scheduled to expire in the twelve months ending December 31, 2015 and December 31, 2016 represent 7.6% and 6.6%, respectively, of our total retail GLA and 8.8% and 8.4%, respectively, of our annualized base rental revenue.

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

We may provide the developer/manager for development projects at certain properties with a profit participation interest based on a percentage interest in the positive cash flows of the completed project after we have received distributions returning all of our capital investment plus a required rate of return. We initially record the profit participation interests at the estimated fair value of the obligation at the time of execution of the related agreement. The obligation is adjusted at each reporting date to the greater of the initial fair value at execution, or the amount that would be owed if the obligation were to be settled as of the reporting date. A corresponding amount is recorded as construction in progress for the initial value of the profit participation interests and any subsequent changes during the period in which the project is under development. Any changes to the value of the profit participation interests after construction has been completed are recorded as a charge to earnings.

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

We review long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We assess whether there has been impairment in the value of a long-lived asset by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made for each long-lived asset based upon the estimated undiscounted future net cash flows, excluding interest expense, expected to result from the long-lived asset’s use and eventual disposition. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. Although our strategy is to hold our properties over a long-term period, if the strategy changes or market conditions dictate that the sale of properties at an earlier date would be preferable, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less cost to sell. Long-lived assets classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell.

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

Results of Operations

We operate through three reportable business segments: retail properties, multi-family properties and office properties. At December 31, 2014, we owned 38 consolidated retail operating properties with a total of approximately 7.2 million square feet of GLA. The multi-family segment consists of apartment units at one retail property, West Broad Village, which is located in Richmond, Virginia. The office segment consists of two properties, Excel Centre, a portion of which is utilized as our headquarters, and the Promenade Corporate Center. These office properties total 338,339 square feet of GLA.

The following table reflects leasing activity at our consolidated retail and office operating properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases during the year ended December 31, 2014:

	Number of Leases	GLA	Weighted- Average Lease Rate	Weighted- Average Prior Lease Rate	% Increase (Decrease)	Tenant Improvement Allowance (sf)	Leasing Commission (sf)
Comparable leases	127	708,752	$18.19	$17.20	5.8%	$1.37	$1.40
Non-comparable leases	51	151,555	$22.57	n/a	n/a	$25.40	$8.69

Total leasing activity	178	860,307

In the year ended December 31, 2014, we acquired five retail operating properties and two non-operating/development properties (not including the acquisition of land parcels that were previously not owned at the Brandywine Crossing retail property in Brandywine, Maryland, which is not considered a separate property) for a total of approximately $416.5 million, consisting of $373.8 million in cash and the assumption of a mortgage note in the amount of $42.7 million. We used borrowings from our unsecured revolving credit facility, our unsecured notes and proceeds from the issuance of common stock to acquire these properties.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

The following table sets forth historical financial information for properties contained in our operating portfolio, which are classified as same properties (all properties that we consolidated, owned and operated for the entirety of both periods being compared, except for properties that were entirely or primarily under redevelopment or development during either or both of the periods being compared), new properties (properties that were not owned during the entirety of the periods being compared, including properties that were sold during any of the periods being compared that are not classified as discontinued operations), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either or both of the periods being compared) and corporate entities (legal entities performing general and administrative functions) (dollars in thousands, except on a per square foot basis):

	Same Properties(1)		New Properties(2)		Redevelopment/ Development Properties		Corporate		Total
	As of December 31,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rentable GLA	5,213,233	5,213,233	2,338,723	808,950	—	—	—	—	7,551,956	6,022,183
Percent leased	92.8%	91.6%	96.2%	96.9%	—	—	—	—	93.9%	92.4%
Number of properties	29	29	11	6	—	—	—	—	40	35
Percent of total portfolio	69.0%	86.6%	31.0%	13.4%	—	—	—	—	100.0%	100.0%

	Same Properties		New Properties		Redevelopment/ Development Properties(3)		Corporate		Total
	Year ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rental revenue	$85,584	$84,735	$19,823	$7,692	$402	$99	$(237)	$(232)	$105,572	$92,294
Tenant recoveries	17,090	17,410	4,474	1,492	56	4	(15)	(31)	21,605	18,875
Other income	1,534	828	752	2	—	—	860	543	3,146	1,373

Total revenues	104,208	102,973	25,049	9,186	458	103	608	280	130,323	112,542
Rental operations(4)	27,382	27,328	5,502	1,741	171	26	(1,193)	(1,045)	31,862	28,050

Property operating income	76,826	75,645	19,547	7,445	287	77	1,801	1,325	98,461	84,492

(1)	Excludes two properties, Walgreens — North Corbin and Grant Creek Towne Center, which were sold in 2013 and have been reflected as discontinued operations for the year ended December 31, 2013 presented in the accompanying consolidated financial statements contained elsewhere herein. These properties had been classified as Same Properties in previous filings with the SEC. Also excludes two properties — Lowe’s and Cedar Square (inline retail portion), which were sold during the year ended December 31, 2014 (the rentable GLA is excluded from the comparable information for the year ended December 31, 2013).
(2)	Excludes two properties — Southlake Park Village and West Broad Marketplace, which were acquired in 2013 and 2014, respectively. These properties are currently under development and are considered non-operating properties. Includes additional parcels at two operating properties — The Promenade and Brandywine Crossing, which were acquired in 2013 and 2014, respectively.

(3)	Includes the results of operations for development properties (or development activities on portions of operating properties) that are not considered part of the operating portfolio.
(4)	Amount includes the following expenses that are directly attributable to a property: maintenance and repairs, real estate taxes, management fees and other operating expenses.

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended
	December 31, 2014	December 31, 2013	Change	Percent Change
Property operating income	$98,461	$84,492	$13,969	16.5%

Unallocated income (expense):
Changes in fair value of contingent consideration	—	(1,568)	1,568	n/a
General and administrative	18,009	13,871	4,138	29.8%
Depreciation and amortization	50,661	46,146	4,515	9.8%

Operating income	29,791	26,043	3,748	14.4%

Interest expense, net	(23,927)	(18,740)	5,187	27.7%
Income from equity in unconsolidated entities	2,578	40	2,538	6,345.0%
Loss on extinguishment of debt from sale of real estate asset	(5,192)	—	5,192	n/a
Gain on sale of real estate assets	5,842	—	5,842	n/a
Changes in fair value of financial instruments and gain on redemption of OP units	—	230	230	n/a

Income from continuing operations	9,092	7,573	1,519	20.1%
Income from discontinued operations	—	12,519	12,519	n/a

Net income	$9,092	$20,092	$11,000	$54.7%

Property operating income: Property operating income increased by $14.0 million, or 16.5%, to $98.5 million for the year ended December 31, 2014 compared to $84.5 million for the year ended December 31, 2013. The increase was primarily related to our acquisition of eleven retail operating properties (and two additional parcels at operating properties) in 2014 and 2013 and the commencement of a portion of the leases at a former development property in 2013.

Changes in fair value of contingent consideration: A gain of approximately $1.6 million was recognized in the year ended December 31, 2013 related to the reversal of an estimated contingent earn-out liability at one property as a result of a shortfall in expected leasing of vacant space at the property and a reduction in the contingent earn-out liability related to another property as a result of higher leasing costs than originally estimated (recognized as changes in fair value of contingent consideration in the consolidated statements of operations).

General and administrative: General and administrative expenses increased by $4.1 million, or 29.8%, to $18.0 million for the year ended December 31, 2014 compared to $13.9 million for the year ended December 31, 2013. The increase in general and administrative expenses was primarily due to an increase in share-based compensation expense compared to the prior period as a result of new restricted stock grants issued in March 2014 (share-based compensation expense of $4.6 million and $2.3 million for the year ended December 31, 2014 and 2013, respectively). In addition, there was an increase in personnel, acquisition, disposition and other infrastructure costs due to our continued growth.

Depreciation and amortization: Depreciation and amortization expense increased $4.5 million, or 9.8%, to $50.7 million for the year ended December 31, 2014 compared to $46.2 million for the year ended December 31,

2013. The increase was primarily related to our acquisition of eleven retail operating properties (and two additional parcels at operating properties) in 2014 and 2013 and the commencement of depreciation at a former development property in 2013.

Interest expense, net: Interest expense increased $5.2 million, or 27.7%, to $23.9 million for the year ended December 31, 2014 compared to $18.7 million for the year ended December 31, 2013. The increase was primarily due to the issuance of $100.0 million of unsecured notes at a weighted-average interest rate of 4.6% in November 2013 and the issuance of $250.0 million of unsecured notes at an interest rate of 4.625% in May 2014. The proceeds from these issuances were primarily utilized to repay outstanding borrowings under our unsecured revolving credit facility, which carried a lower variable interest rate. In addition, the increase was due to our assumption of approximately $50.0 million of mortgage notes in connection with our acquisition of the additional land parcel at The Promenade retail center in August 2013 and our acquisition of the Downtown at the Gardens property in October 2014.

Income from equity in unconsolidated entities: Income of $2.6 million for the year ended December 31, 2014 was comprised of a gain of $2.1 million on the disposition of investment in the La Costa Town Center property and our proportionate share of the net income from the operations of our unconsolidated properties. On October 9, 2014, we completed the disposition of our investment in the La Costa LLC in connection with the sale of the La Costa Town Center property. Income of $40,000 for the year ended December 31, 2013 was comprised of our proportionate share of the net income from the operations of our unconsolidated properties.

Loss on extinguishment of debt from sale of real estate asset and gain on sale of real estate assets: A loss of $5.2 million was recognized on the prepayment of the mortgage note at our Lowe’s property, which was a closing condition of the transaction and repaid concurrent with the sale of the property on October 23, 2014. The sale of the Lowe’s property for a sales price of approximately $24.4 million and the subsequent sale of the inline retail portion of our Cedar Square property on November 10, 2014 for a sales price of approximately $3.0 million resulted in a gain on sale of real estate assets of approximately $5.8 million.

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

Income from discontinued operations: Income of $12.5 million (including a gain on sale of approximately $12.1 million) for the year ended December 31, 2013 represents the operations of our Walgreens and Grant Creek Town Center properties, which were sold on July 19, 2013 and September 13, 2013, respectively. As a result of these dispositions, the historic operations of these properties have been classified as discontinued operations within the consolidated statements of income for all periods presented (see Note 14 of the consolidated financial statements contained elsewhere herein for further discussion).

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

The following table sets forth historical financial information for properties contained in our operating portfolio, which are classified as same properties (all properties that we consolidated, owned and operated for the entirety of both periods being compared, except for properties that were entirely or primarily under redevelopment or development during either or both of the periods being compared), new properties (properties that were not owned during the entirety of the periods being compared, including properties that were sold during any of the periods being compared that are not classified as discontinued operations), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either or both of the periods being compared) and corporate entities (legal entities performing general and administrative functions) (dollars in thousands, except on a per square foot basis):

	Same Properties(1)		New Properties(2)		Redevelopment/ Development Properties		Corporate		Total
	As of December 31,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rentable GLA	3,738,318	3,738,318	2,318,158	1,448,148	118,593	118,593	—	—	6,175,069	5,305,059
Percent leased	95.0%	94.6%	91.2%	86.7%	100.0%	94.1%	—	—	93.7%	92.5%
Number of properties	19	19	16	10	1	1	—	—	36	30
Percent of total portfolio	60.5%	70.4%	37.5%	27.3%	1.9%	2.2%	—	—	100.0%	100.0%

	Same Properties		New Properties		Redevelopment/ Development Properties(3)		Corporate		Total
	Year ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rental revenue	$54,776	$54,327	$35,966	$13,922	$1,784	$1,136	$(232)	$(230)	$92,294	$69,155
Tenant recoveries	13,046	12,064	5,607	1,557	253	214	(31)	—	18,875	13,835
Other income	156	102	674	244	—	1	543	1,084	1,373	1,431

Total revenues	67,978	66,493	42,247	15,723	2,037	1,351	280	854	112,542	84,421
Rental operations(4)	16,949	16,376	11,813	4,598	334	254	(1,046)	(1,099)	28,050	20,129

Property operating income	51,029	50,117	30,434	11,125	1,703	1,097	1,326	1,953	84,492	64,292

(1)	Excludes two properties, Walgreens — North Corbin and Grant Creek Towne Center, which were sold in 2013 and have been reflected as discontinued operations for all periods presented in the accompanying consolidated financial statements contained elsewhere herein. These properties had been classified as Same Properties in previous filings with the SEC.
(2)	Includes a property that was consolidated for a portion of 2012, but is part of an unconsolidated joint venture in 2013.
(3)	Includes the results of operations for development properties (or development activities on portions of operating properties) that are not considered part of the operating portfolio.
(4)	Amount includes the following expenses that are directly attributable to a property: maintenance and repairs, real estate taxes, management fees and other operating expenses.

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended
	December 31, 2013	December 31, 2012	Change	Percent Change
Property operating income	$84,492	$64,292	$20,200	31.4%

Unallocated income (expense):
Changes in fair value of contingent consideration	(1,568)	(281)	1,287	458.0%
General and administrative	13,871	13,796	75	0.5%
Depreciation and amortization	46,146	34,800	11,346	32.6%

Operating income	26,043	15,977	10,066	63.0%
Interest expense, net	(18,740)	(15,477)	3,263	21.1%
Income (loss) from equity in unconsolidated entities	40	(320)	360	112.5%
Changes in fair value of financial instruments and gain on redemption of OP units	230	1,530	1,300	85.0%

Income from continuing operations	7,573	1,710	5,863	342.9%
Income from discontinued operations	12,519	135	12,384	9,173.3%

Net income	$20,092	$1,845	$18,247	$989.0%

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

General and administrative: General and administrative expenses increased by $75,000, or 0.5%, to $13.9 million for the year ended December 31, 2013 compared to $13.8 million for the year ended December 31, 2012. The increase was primarily related to higher compensation and benefits costs associated with an increase in the number of employees due to our continued growth, partially offset by a decrease in share-based compensation expense as a result of the graded vesting method of recognizing compensation expense related to the 2011 performance-based stock awards, which resulted in declining amounts of compensation expense in 2013 as compared to 2012. Included in general and administrative expenses was share-based compensation expense for the year ended December 31, 2013 and 2012 of $2.3 million and $3.2 million, respectively. An increase in corporate infrastructure and other professional fees was partially offset by a decrease in acquisition costs.

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

Changes in fair value of financial instruments and gain on redemption of OP units: A gain on changes in fair value of financial instruments and gain on OP unit redemption of approximately $230,000 was recognized in the year ended December 31, 2013 due to (1) the redemption of 19,904 OP units and (2) the expiration of the guaranteed redemption period for OP units issued in connection with the 2011 Edwards Theatres acquisition, which resulted in the recognition of a gain of approximately $246,000 representing the unutilized portion of the remaining redemption provision (see Note 19 to the consolidated financial statements contained elsewhere herein for further discussion). A gain of approximately $1.5 million was recognized in the year ended December 31, 2012 as a result of (1) a decrease in the estimated fair value of the redemption provision for OP units issued in connection with the 2011 Edwards Theatres acquisition and (2) the redemption of 571,570 OP units.

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

You should read the following discussion in conjunction with the segment information disclosed in Note 20 to our consolidated financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the years ended December 31, 2014, 2013 and 2012 may not be indicative of our future results of operations.

The following table sets forth results of operations presented by segments for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended
	December 31, 2014	December 31, 2013	Change	Percent Change
Revenues:
Retail properties	$115,698	$98,519	$17,179	17.4%
Office properties	9,205	8,610	595	6.9%
Multi-family properties	5,420	5,413	7	0.1%

Total revenues	$130,323	$112,542	$17,781	15.8%
Property operating expenses:
Retail properties	$26,506	$22,760	$3,746	16.5%
Office properties	3,492	3,456	36	1.0%
Multi-family properties	1,864	1,834	30	1.6%

Total property operating expenses	$31,862	$28,050	$3,812	13.6%

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Revenue-retail properties: Retail property revenue increased by $17.2 million, or 17.4%, to $115.7 million for the year ended December 31, 2014 compared to $98.5 million for the year ended December 31, 2013. The increase was primarily related to our acquisition of eleven retail operating properties (and two additional parcels at operating properties) in 2014 and 2013 and the commencement of a portion of the leases at a former development property in 2013.

Revenue-office properties: Office property revenue increased by $595,000, or 6.9%, to $9.2 million for the year ended December 31, 2014 compared to $8.6 million for the year ended December 31, 2013. The increase is primarily related to a new lease of the top level of the parking structure at the Promenade Corporate Center in 2014, which increased parking revenues at the property.

Revenue-multi-family properties: Multi-family property revenue did not change significantly in 2014 ($5.4 million for each of the years ended December 31, 2014 and 2013).

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $3.7 million, or 16.5%, to $26.5 million for the year ended December 31, 2014 compared to $22.8 million for the year ended December 31, 2013. The increase was primarily related to our acquisition of eleven retail operating properties (and two additional parcels at operating properties) in 2014 and 2013 and the commencement of a portion of the leases at a former development property in 2013.

Property operating expenses-office properties: Property operating expenses did not change significantly in 2014 ($3.5 million for each of the years ended December 31, 2014 and 2013).

Property operating expenses-multi-family properties: Property operating expenses did not change significantly in 2014 ($1.9 million and $1.8 million for the years ended December 31, 2014 and 2013, respectively).

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

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Revenue-retail properties: Retail property revenue increased by $23.7 million, or 31.7%, to $98.5 million for the year ended December 31, 2013 compared to $74.8 million for the year ended December 31, 2012. The increase was primarily related to our acquisition of 16 retail operating properties and one development property in 2013 and 2012 (including our acquisition of a separate land parcel at The Promenade in 2013, which is not considered a separate property) and the commencement of a portion of the leases at a former development property in 2013.

Revenue-office properties: Office property revenue did not change significantly ($8.6 million and $8.5 million for the years ended December 31, 2013 and 2012, respectively). Rental revenue at our Excel Centre property increased as a direct result of an increase in leased GLA from 83.6% to 90.4% at December 31, 2012 and 2013, respectively. In addition, vacancies at our Promenade Corporate Center property as a result of lease expirations in 2013 have been largely released, resulting in an increase in leased GLA from 82.4% to 84.0% at December 31, 2012 and 2013, respectively. However, a number of significant leases executed in 2013 at our Promenade Corporate Center property did not commence revenue recognition until 2014, resulting in an overall decrease in rental revenue at the property for the year ended December 31, 2013.

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

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $6.1 million, or 36.8%, to $22.7 million for the year ended December 31, 2013 compared to $16.6 million for the year ended December 31, 2012. The increase was primarily related to our acquisition of 16 retail operating properties and one development property in 2013 and 2012 (including our acquisition of a separate land parcel at The Promenade in 2013, which is not considered a separate property) and operating expenses related to the commencement of a portion of the leases at a former development property in 2013.

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

Cash Flows

The following is a comparison, for the years ended December 31, 2014 and 2013 and for the years ended December 31, 2013 and 2012, of the cash flows of the Company.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Cash and cash equivalents were $6.6 million and $3.2 million at December 31, 2014 and December 31, 2013, respectively.

Net cash provided by operating activities was $58.9 million for the year ended December 31, 2014 and $52.5 million for the year ended December 31, 2013, an increase of $6.4 million. The increase was primarily due to cash flow generated from the operation of new acquisitions and cash rent commencements on new leases.

Net cash used in investing activities was $390.8 million for the year ended December 31, 2014 compared to $163.4 million for the year ended December 31, 2013, an increase of $227.4 million. The increase was primarily the result of an increase in funds used for acquisitions and development of real estate of $244.9 million and the purchase of $10.5 million of marketable securities, partially offset by an increase in proceeds from the disposition of real estate assets and investments in unconsolidated entities of $24.8 million.

Net cash provided by financing activities was $335.3 million for the year ended December 31, 2014 compared to $108.5 million for the year ended December 31, 2013, an increase of $226.8 million. The increase was primarily due to higher net proceeds from the issuance of common stock of approximately $119.5 million as a result of the June 2014 common stock offering and proceeds from the issuance of the $250.0 million aggregate principal amount of unsecured notes and the $50.0 million aggregate principal amount term loan in 2014. This was partially offset by an increase in the repayment of outstanding borrowings on the unsecured line of credit of approximately $158.5 million and funds utilized for the repurchase of shares of common stock and shares of Series A preferred stock by the Parent Company of $22.6 million for the year ended December 31, 2014.

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

Net cash used in investing activities was $163.4 million for the year ended December 31, 2013 compared to $280.1 million for the year ended December 31, 2012, a decrease of $116.7 million. The decrease in net cash used in investing activities was primarily the result of a decrease in property acquisitions of $150.8 million compared to 2012, partially offset by an increase in expenditures for the development of property and property improvements of $14.0 million. We received proceeds of $21.3 million from the contribution of our La Costa Town Center property to an unconsolidated entity in September 2012 and proceeds of approximately $9.4 million from the sale of equity securities and the collection of an outstanding mortgage loan receivable in the amount of $2.0 million in 2012.

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

The following table presents a reconciliation of FFO of Excel Trust, Inc. and Excel Trust, L.P. for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Year Ended December 31
	2014	2013	2012
Net (loss) income attributable to the common stockholders(1)	$(3,315)	$8,548	$(8,490)
Non-controlling interests in operating partnership(1)	(26)	233	(297)
Depreciation and amortization	50,661	46,839	36,021
Depreciation and amortization related to joint ventures(2)	580	1,054	72
Gain on sale of real estate assets(3)	(7,967)	(12,055)	—

Funds from operations	$39,933	$44,619	$27,306

(1)	Net income allocable to non-controlling interests in the Operating Partnership is included in net income (loss) attributable to unitholders of the Operating Partnership as reflected in the consolidated financial statements of Excel Trust, L.P., included elsewhere herein.
(2)	Includes a reduction for 50% of the depreciation and amortization expense for the proportionate share at our Dothan property not owned by us and an increase for our proportionate share of depreciation and amortization expense at the unconsolidated La Costa Town Center (sold in October 2014) and The Fountains at Bay Hill properties.
(3)	The gain on sale of real estate assets for the year ended December 31, 2014 includes a gain of $2.1 million related to the disposition of our equity method investment in the La Costa Town Center property.

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

As of December 31, 2014, the Company owned an approximate 98.3% partnership interest in the Operating Partnership. The remaining 1.7% partnership interests are owned by non-affiliated investors and certain of the Company’s directors and executive officers. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

Our short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to the Company’s stockholders and operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions,

•	construction of the non-operating portion of some of our properties, and

•	properties under contract or acquired after December 31, 2014.

The Company has entered into equity distribution agreements, or the Equity Distribution Agreements, with four sales agents, under which the Company can issue and sell shares of its common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements were initially entered into in March 2012 and were subsequently amended and restated in May 2013, permitting additional sales with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 under the Securities Act. During the year ended December 31, 2013, the Company issued 3,211,928 shares of its common stock pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $40.7 million at an average stock issuance price of $13.05 per share. The net proceeds of $40.7 million were contributed to the Operating Partnership in exchange for 3,211,928 OP units. During the year ended December 31, 2014, the Company did not issue any shares of its common stock. Subsequent to December 31, 2014, the Company issued 2,227,456 shares of its common stock pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $30.2 million at an average stock issuance price of $13.75 per share. The net proceeds of $30.2 million were contributed to the Operating Partnership in exchange for 2,227,456 OP units. Approximately $64.4 million remains available under the Equity Distribution Agreements to issue and sell shares of the Company’s common stock (including the effect of the subsequent issuances).

On June 25, 2014, the Company completed the issuance of 12,650,000 shares of our common stock, including the exercise of the underwriters’ option to purchase an additional 1,650,000 shares, resulting in net proceeds of approximately $160.5 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were contributed to the Operating Partnership in exchange for 12,650,000 OP units.

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

As circumstances warrant, the Company may issue equity from time to time, dependent upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for preferred or partnership units of the Operating Partnership. The Operating Partnership may use the proceeds to repay debt, including borrowings under its unsecured revolving credit facility, to acquire properties or for general corporate purposes.

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

At December 31, 2014, we had $6.6 million of cash and cash equivalents on hand.

Our short-term liquidity requirements consist primarily of funds to pay for future distributions expected to be paid to Excel Trust, L.P.’s unitholders and operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions,

•	construction of the non-operating portion of some of our properties, and

•	properties under contract or acquired after December 31, 2014.

Our long term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions, capital commitments, construction obligations and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions and developments of new properties that we pursue.

We intend to satisfy our short-term liquidity requirements (excluding debt maturities) primarily through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide sufficient cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance our debt service obligations, borrow from our unsecured revolving credit facility or issue additional OP units to pay for upcoming debt maturities. Subsequent to year-end, we repaid $20.0 million in outstanding borrowings from our unsecured revolving credit facility using proceeds from the purchase of OP units by our Parent Company. Additionally, we have the ability, with lender consent, to exercise the accordion feature of our unsecured revolving credit facility, which would increase the borrowing capacity to $500.0 million. We expect to incur approximately $84.0 million in construction costs relating to redevelopment or development projects on portions of existing operating properties and at our non-operating properties (Chimney Rock Phase II, West Broad Marketplace and Southlake Park Village). Funds for these costs are expected to come from new mortgage financing, unsecured notes offerings, borrowings from our unsecured revolving credit facility or construction loan and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness and long-term secured and unsecured indebtedness. In addition, we may, from time to time, sell non-strategic assets, offer and sell additional equity and debt securities, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs.

As of December 31, 2014, our mortgage indebtedness consisted of the following (dollars in thousands):

Property Pledged as Collateral	Principal Balance	Contractual Interest Rate	Monthly Payment(1)	Maturity Date
The Promenade	$46,125	4.80%	$344	October 2015
5000 South Hulen	13,174	5.60%	83	April 2017
Lake Pleasant Pavilion	27,513	6.09%	143	October 2017
West Broad Marketplace(2)	1,772	2.49%	4	January 2018
Rite Aid — Vestavia Hills	833	7.25%	21	October 2018
Living Spaces-Promenade	6,667	7.88%	80	November 2019
West Broad Village(3)	39,700	3.33%	110	May 2020
Downtown at the Gardens	42,545	4.60%	253	June 2022
Northside Plaza(4)	12,000	0.05%	1	November 2035

	$190,329
Plus: premium(5)	2,419

Mortgage notes payable, net	$192,748

(1)	Amount represents the monthly payment of principal and interest at December 31, 2014.
(2)	In December 2014, we entered into a $58.0 million construction loan in connection with our acquisition of a developable land parcel at our West Broad Marketplace property. The maturity date of the construction loan is January 2018, but may be extended for an additional two one-year periods through January 2020 upon the payment of an extension fee. As of December 31, 2014, the construction loan bore interest at the rate of LIBOR plus a margin of 230 basis points (variable interest rate of 2.49% at December 31, 2014).
(3)	The loan at the West Broad Village property was refinanced in April 2013. Debt payments are interest-only through May 2016.
(4)	The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.05% at December 31, 2014). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association Index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by us from our unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $100,000 at December 31, 2014 is being amortized as additional interest expense through November 2035.
(5)	Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

As of December 31, 2014, our unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 to 170 basis points (margin of 130 basis point at December 31, 2014), depending on our credit rating. As of December 31, 2014, we were responsible for paying a fee of 0.25% or 0.30% on the full capacity of the facility. Borrowings under the unsecured revolving credit facility were $238.0 million and $179.5 million with a weighted-average interest rate of 1.47% and 1.67% at December 31, 2014 and 2013, respectively. As of December 31, 2014, we have issued $16.9 million in letters of credit from the unsecured revolving credit facility, which secure an outstanding $12.0 million bond payable for the Northside Mall property and construction activities at the Southlake Park Village property. The Northside Mall property bond is included with the mortgages payable on our consolidated balance sheets. At December 31, 2014, there was approximately $45.1 million available for borrowing under the unsecured revolving credit facility.

Our ability to borrow funds under the credit agreement, and the amount of funds available under the credit agreement at any particular time, are subject to us meeting borrowing base requirements. The amount of funds we can borrow is determined by the net operating income of its unencumbered assets that comprise the borrowing base (as defined in the credit agreement, as amended). We are also subject to financial covenants relating to maximum leverage ratios on unsecured, secured and overall debt, minimum fixed coverage ratios, minimum amount of net worth, dividend payment restrictions and certain investment limitations.

The following is a summary of key financial covenants and their covenant levels as of December 31, 2014:

	Required	Actual
Key financial covenants(1):
Ratio of total liabilities to total asset value (maximum)	60.0%	49.8%
Ratio of adjusted EBITDA to fixed charges (minimum)	1.50	2.40
Ratio of secured indebtedness to total asset value (maximum)	40.0%	12.0%

(1)	For a complete listing of all debt covenants related to our consolidated indebtedness as well as definitions of the terms related to such covenants, please refer to our applicable filings with the SEC.

As of December 31, 2014, we believe that we were in compliance with all of the covenants under our credit agreement, as amended.

On May 12, 2014, we completed the issuance of $250.0 million aggregate principal amount of 4.625% senior unsecured notes due 2024, or the Notes due 2024. The Notes due 2024 bear interest at 4.625% per annum and were issued at 99.477% of the principal amount to yield 4.691% to maturity. Interest is payable on May 15 and November 15 of each year beginning November 15, 2014 until the maturity date of May 15, 2024. Our obligations under the Notes due 2024 are fully and unconditionally guaranteed by our Parent Company. We may redeem all or a portion of the Notes due 2024 upon notice to the holders. Proceeds from the issuance of the Notes due 2024 were used to repay a portion of the outstanding indebtedness under our unsecured revolving credit facility and for other general corporate and working capital purposes.

On December 18, 2014, we entered into a term loan agreement, or the Term Loan, with a borrowing capacity of up to $50.0 million. The Term Loan bears interest at the rate of LIBOR plus a margin of 115 basis points and has an initial maturity date of June 30, 2015, which may be extended for an additional five months at the our option and upon the payment of an extension fee. Outstanding borrowings may be prepaid by the Operating Partnership in whole or in part at any time prior to the maturity date with three days prior notice. Proceeds from the issuance of the Term Loan were used to fund a portion of the purchase price for the properties acquired in 2014 and for other general corporate and working capital purposes.

In connection with the Equity Distribution Agreements, we issued 2,227,456 OP units to the Parent Company subsequent to December 31, 2014 in exchange for net proceeds from the issuance of the Parent Company’s common stock of approximately $30.2 million, which were used to repay outstanding indebtedness under our unsecured revolving credit facility and for other general corporate and working capital purposes.

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

As of December 31, 2014, our ratio of debt-to-gross undepreciated asset value was approximately 47.7%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and Excel Trust, Inc.’s board of directors may modify our debt policy from time to time. The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments, Contingencies and Contractual Obligations

The following table outlines our contractual obligations (dollars in thousands) at December 31, 2014 related to our mortgage and note indebtedness and other commitments:

	Payments by Period
	2015	2016-2017	2018-2019	Thereafter	Total
Principal payments — fixed rate debt	$48,606	$45,262	$9,340	$423,349	$526,557
Principal payments — variable rate debt(1)	50,000	—	239,772	12,000	301,772
Interest payments — fixed rate debt	24,380	44,025	39,241	65,164	172,810
Interest payments — variable rate debt(1)	3,879	7,097	890	85	11,951
Construction costs(2)	48,981	35,000	—	—	83,981

	$175,846	$131,384	$289,243	$500,598	$1,097,071

(1)	Includes redevelopment revenue bonds at our Northside Mall property, a construction loan at our West Broad Marketplace property, our $50.0 million term loan and outstanding borrowings on our unsecured revolving credit facility (our unsecured revolving credit facility had a balance of $238.0 million at December 31, 2014). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.05% at December 31, 2014). The construction loan bears interest at the rate of LIBOR plus a margin of 230 basis points (interest rate of 2.49% at December 31, 2014). The term loan bears interest at the rate of LIBOR plus a margin of 115 basis points (interest rate of 1.32% at December 31, 2014). The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 90 basis points to 170 basis points (weighted-average interest rate of 1.47% at December 31, 2014), depending on our credit rating. Interest payments are based on the interest rates in effect and debt balances outstanding on December 31, 2014.
(2)	Amount represents our estimate of costs expected to be incurred to complete the undeveloped portion of our Chimney Rock and Plaza at Rockwall properties and our West Broad Marketplace and Southlake Park Village development properties.

As of December 31, 2014, we have also recorded $2.9 million for payments expected to be made related to the grants of profit participation interests for certain projects under development (the timing of the payments is currently indeterminable).

Off-Balance Sheet Arrangements

We held a 20% ownership interest in an unconsolidated limited liability company, La Costa LLC. In connection with the formation of La Costa LLC in September 2012, we contributed the La Costa Town Center property to the entity in exchange for proceeds of approximately $21.2 million (see Note 15 to the accompanying consolidated financial statements contained elsewhere herein for further discussion). La Costa LLC did not qualify as a variable interest entity, or VIE, and consolidation was not required as we did not control the operations of the property and the majority owner bore the majority of any losses incurred. On October 9, 2014, we completed the disposition of the La Costa Town Center property for a sales price of approximately

$31.6 million, excluding closing costs (our proportionate share of the sales price was $6.3 million). The sale resulted in our recognition of a gain of approximately $2.1 million, which was recognized in income from equity in unconsolidated entities on the accompanying consolidated statements of operations.

We hold a 50% tenant-in-common ownership interest in a company, Bay Hill Fountains, LLC, or Bay Hill LLC. In connection with our acquisition of a portfolio of properties in October 2012, we acquired a 50% undivided interest in the property held by Bay Hill LLC, or the Bay Hill property. The Bay Hill property does not qualify as a VIE and consolidation is not required as we do not control the operations of the property. We receive 50% of the cash flow distributions and recognize 50% of the results of operations. In addition, we receive fees in our role as the day-to-day property manager. We account for our interest in the Bay Hill property under the equity method of accounting. The assets and liabilities of the Bay Hill property were $39.4 million and $25.8 million, respectively, at December 31, 2014.

Our proportionate share of outstanding indebtedness at the unconsolidated entity is as follows (dollars in thousands):

Name	Ownership Interest	Principal Amount(1)	Interest Rate	Maturity Date
Bay Hill	50%	$11,976	3.75%	November 1, 2021

(1)	Amount represents our proportionate share of a secured mortgage note, which bears interest at the fixed rate of 3.75%. The outstanding mortgage note was refinanced in October 2014 with a maturity date of November 1, 2021.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. The amendments in this update change the requirements for reporting discontinued operations. As a result of ASU 2014-08, a disposal of a component of an entity or a group of components is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also requires an entity to provide certain disclosures about a disposal of an individually significant component of such entity that does not qualify for discontinued operations presentation in the financial statements. We chose to early adopt ASU 2014-08 on January 1, 2014. As a result of the early adoption of this pronouncement effective January 1, 2014, the properties that were sold during the year ended December 31, 2014 did not qualify for discontinued operations presentation and as such, are reflected in continuing operations on the consolidated statements of operations and comprehensive income.

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition — Revenue from Contracts with Customers, or ASU 2014-09. The amendments in this update require companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 31, 2016 and for interim periods therein and requires expanded disclosures. We are currently assessing the impact of the adoption of ASU 2014-09 on our consolidated financial position and results of operations.

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

The fair value of mortgages payable at December 31, 2014, including our construction loan, was approximately $195.7 million compared to the carrying amount of $192.7 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $6.1 million at December 31, 2014. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $6.4 million at December 31, 2014.

We have entered into a $300.0 million unsecured revolving credit facility. As of December 31, 2014, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 basis points to 170 basis points, depending on our credit rating. As of December 31, 2014, we had $254.9 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes $16.9 million in letters of credit issued under the facility. At December 31, 2014, the outstanding balance on our unsecured revolving credit facility was $238.0 million at a weighted-average interest rate of 1.47%. The fair value of the unsecured revolving credit facility at December 31, 2014 was approximately $235.9 million. Based on outstanding borrowings of $238.0 million at December 31, 2014, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $2.4 million.

We have issued $350.0 million aggregate principal amount of senior unsecured notes with a weighted-average fixed interest rate of 4.62%. The fair value of the senior unsecured notes at December 31, 2014 was approximately $353.7 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $24.0 million at December 31, 2014. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $26.1 million at December 31, 2014.

We have entered into a construction loan agreement in connection with construction activities at one of our development properties. As of December 31, 2014, the construction loan bore interest at the rate of LIBOR plus a margin of 230 basis points. At December 31, 2014, the outstanding balance on our construction loan was $1.8 million at an interest rate of 2.49%. Based on outstanding borrowings of $1.8 million at December 31, 2014, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $18,000.

We have entered into a term loan, which bore interest at the rate of LIBOR plus a margin of 115 basis points as of December 31, 2014. At December 31, 2014, the outstanding balance on our term loan was $50.0 million at an interest rate of 1.32%. Based on outstanding borrowings of $50.0 million at December 31, 2014, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $500,000.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks, including counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. To limit counterparty credit risk we will seek to enter into such agreements with major financial institutions with high credit ratings. There can be no assurance that we will be able to adequately protect against the foregoing risks and that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging activities. We do not enter into such contracts for speculative or trading purposes. At December 31, 2014, there were no such financial instruments outstanding.

ITEM 8.	Financial Statements and Supplemental Data

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Excel Trust, Inc.

San Diego, California

We have audited the accompanying consolidated balance sheets of Excel Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the consolidated financial statement schedules listed in the Index to the Financial Statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations in 2014 due to the adoption of FASB Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Excel Trust, Inc.

San Diego, California

We have audited the internal control over financial reporting of Excel Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of the General Partner

San Diego, California

We have audited the accompanying consolidated balance sheets of Excel Trust, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the consolidated financial statement schedules listed in the Index to the Financial Statements. These financial statements and financial statement schedules are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 2 to the consolidated financial statements, the Operating Partnership changed its method for reporting discontinued operations in 2014 due to the adoption of FASB Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

February 27, 2015

EXCEL TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2014	December 31, 2013
ASSETS:

Property:
Land	$455,112	$380,366
Buildings	921,604	642,356
Site improvements	87,305	63,242
Tenant improvements	70,549	54,025
Construction in progress	8,819	7,576
Less accumulated depreciation	(90,543)	(61,479)

Property, net	1,452,846	1,086,086
Cash and cash equivalents	6,603	3,245
Restricted cash	8,272	8,147
Tenant receivables, net	5,794	5,117
Lease intangibles, net	123,373	78,345
Deferred rent receivable	11,479	9,226
Other assets	32,081	20,135
Investment in unconsolidated entities	6,689	8,520

Total assets(1)	$1,647,137	$1,218,821

LIABILITIES AND EQUITY:

Liabilities:
Mortgages payable, net	$192,748	$251,191
Notes payable	238,000	179,500
Unsecured notes	398,758	100,000
Accounts payable and other liabilities	34,338	21,700
Lease intangibles, net	42,470	28,114
Dividends/distributions payable	12,857	10,932

Total liabilities(2)	919,171	591,437

Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, 50,000,000 shares authorized
7.00%Series A cumulative convertible perpetual preferred stock, $50,000,000 liquidation preference ($25.00 per share) 1,180,975 and 2,000,000 shares issued and outstanding at each of December 31, 2014 and 2013, respectively	28,168	47,703
8.125% Series B cumulative redeemable preferred stock, $92,000,000 liquidation preference ($25.00 per share) 3,680,000 shares issued and outstanding at each of December 31, 2014 and 2013	88,720	88,720
Common stock, $.01 par value, 200,000,000 shares authorized; 61,113,372 and 48,381,365 shares issued and outstanding at December 31, 2014 and 2013, respectively	610	482
Additional paid-in capital	597,723	478,541
Cumulative earnings	—	—

	715,221	615,446
Accumulated other comprehensive income	168	—

Total stockholders’ equity	715,389	615,446
Non-controlling interests	12,577	11,938

Total equity	727,966	627,384

Total liabilities and equity	$1,647,137	$1,218,821

(1)	Excel Trust Inc.’s consolidated total assets at December 31, 2014 and 2013 include $39,783 and $15,470, respectively, of assets (primarily real estate assets) of two variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs.

(2)	The Company’s consolidated total liabilities at December 31, 2014 and 2013 include $823 and $220 of accounts payable and other liabilities, respectively, that do not have recourse to Excel Trust, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

EXCEL TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues:
Rental revenue	$105,572	$92,294	$69,155
Tenant recoveries	21,605	18,875	13,835
Other income	3,146	1,373	1,431

Total revenues	130,323	112,542	84,421

Expenses:
Maintenance and repairs	9,369	7,328	5,557
Real estate taxes	13,427	12,756	9,693
Management fees	2,101	1,772	851
Other operating expenses	6,965	6,194	4,028
Changes in fair value of contingent consideration	—	(1,568)	(281)
General and administrative	18,009	13,871	13,796
Depreciation and amortization	50,661	46,146	34,800

Total expenses	100,532	86,499	68,444

Operating income	29,791	26,043	15,977
Interest expense	(24,167)	(18,944)	(15,650)
Interest income	240	204	173
Income (loss) from equity in unconsolidated entities	2,578	40	(320)
Changes in fair value of financial instruments and gain on OP unit redemption	—	230	1,530
Loss on extinguishment of debt from sale of real estate asset	(5,192)	—	—
Gain on sale of real estate assets	5,842	—	—

Income from continuing operations	9,092	7,573	1,710
Income from discontinued operations before gain on sale of real estate assets	—	464	135
Gain on sale of real estate assets from discontinued operations	—	12,055	—

Income from discontinued operations	—	12,519	135

Net income	9,092	20,092	1,845
Net (income) loss attributable to non-controlling interests	(340)	(568)	18

Net income attributable to Excel Trust, Inc.	8,752	19,524	1,863
Preferred stock dividends	(10,380)	(10,976)	(10,353)
Cost of redemption of preferred stock	(1,687)	—	—

Net (loss) income attributable to the common stockholders	$(3,315)	$8,548	$(8,490)

Loss from continuing operations per share attributable to the common stockholders — basic and diluted	(0.07)	(0.09)	(0.27)
Net (loss) income per share attributable to the common stockholders — basic and diluted	$(0.07)	$0.17	$(0.26)

Weighted-average common shares outstanding — basic and diluted	54,341	46,926	34,681

Net income	$9,092	$20,092	$1,845
Other comprehensive income:
Change in unrealized gain on investment in equity securities	171	—	79
Gain on sale of equity securities (reclassification adjustment)	—	—	(171)
Change in unrealized loss on interest rate swaps	—	619	344

Comprehensive income	9,263	20,711	2,097
Comprehensive (income) loss attributable to non-controlling interests	(343)	(615)	5

Comprehensive income attributable to Excel Trust, Inc	$8,920	$20,096	$2,102

The accompanying notes are an integral part of these consolidated financial statements.

EXCEL TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative (Deficit) Earnings	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Series A	Series B	Shares	Amount
Balance at January 1, 2012	47,703	—	30,289,813	302	319,875	(3,277)	(811)	363,792	17,194	380,986
Net proceeds from sale of preferred stock	—	88,720	—	—	—	—	—	88,720	—	88,720
Net proceeds from sale of common stock	—	—	10,857,051	109	125,574	—	—	125,683	—	125,683
Issuance of restricted common stock awards	—	—	18,356	—	—	—	—	—	—	—
Redemption of OP units for common stock and cash	—	—	509,694	5	6,085	—	—	6,090	(6,756)	(666)
Issuance of common stock for acquisition	—	—	3,230,769	32	39,076	—	—	39,108	—	39,108
Noncash amortization of share-based compensation	—	—	—	—	3,223	—	—	3,223	—	3,223
Common stock dividends ($0.65 per share)	—	—	—	—	(23,916)	—	—	(23,916)	—	(23,916)
Issuance of non-controlling interests	—	—	—	—	—	—	—	—	5,082	5,082
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,192)	(1,192)
Net income	—	—	—	—	—	1,863	—	1,863	(18)	1,845
Preferred stock dividends	—	—	—	—	(10,353)	—	—	(10,353)	—	(10,353)
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	(95)	(95)	3	(92)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	334	334	10	344
Adjustment for non-controlling interest	—	—	—	—	(413)	—	—	(413)	413	—

Balance at December 31, 2012	47,703	88,720	44,905,683	448	459,151	(1,414)	(572)	594,036	14,736	608,772
Net proceeds from sale of common stock	—	—	3,211,928	32	40,647	—	—	40,679	—	40,679
Issuance of restricted common stock awards	—	—	36,088	—	—	—	—	—	—	—
Redemption of OP units for common stock and cash	—	—	227,666	2	2,818	—	—	2,820	(2,776)	44
Noncash amortization of share-based compensation	—	—	—	—	2,291	—	—	2,291	—	2,291
Common stock dividends ($0.685 per share)	—	—	—	—	(25,682)	(7,134)	—	(32,816)	—	(32,816)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,321)	(1,321)
Net income	—	—	—	—	—	19,524	—	19,524	568	20,092
Preferred stock dividends	—	—	—	—	—	(10,976)	—	(10,976)	—	(10,976)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	572	572	47	619
Adjustment for non-controlling interest	—	—	—	—	(684)	—	—	(684)	684	—

Balance at December 31, 2013	$47,703	$88,720	48,381,365	$482	$478,541	$—	$—	$615,446	$11,938	$627,384

	Preferred Stock		Common Stock		Additional Paid-in Capital	Cumulative (Deficit) Earnings	Accumulated other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Series A	Series B	Shares	Amount
Net proceeds from sale of common stock	—	—	12,650,000	127	160,364	—	—	160,491	—	160,491
Repurchase of common stock	—	—	(105,775)	(1)	(1,406)	—	—	(1,407)	—	(1,407)
Forfeiture of restricted common stock awards	—	—	(469,864)	(4)	4	—	—	—	—	—
Issuance of restricted common stock awards	—	—	657,646	6	(6)	—	—	—	—	—
Repurchase of preferred stock	(19,535)	—	—	—	(1,687)	—	—	(21,222)	—	(21,222)
Noncash amortization of share-based compensation	—	—	—	—	4,643	—	—	4,643	—	4,643
Common stock dividends ($0.70 per share)	—	—	—	—	(39,451)	(1,113)	—	(40,564)	—	(40,564)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,242)	(1,242)
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,000	1,000
Net income	—	—	—	—	—	8,752	—	8,752	340	9,092
Preferred stock dividends	—	—	—	—	(2,741)	(7,639)	—	(10,380)	—	(10,380)
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	168	168	3	171
Adjustment for non-controlling interest	—	—	—	—	(538)	—	—	(538)	538	—

Balance at December 31, 2014	$28,168	$88,720	61,113,372	$610	$597,723	$—	$168	$715,389	$12,577	$727,966

The accompanying notes are an integral part of these consolidated financial statements.

EXCEL TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flows from operating activities:
Net income	$9,092	$20,092	$1,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,661	46,839	36,021
Changes in fair value of financial instruments and gain on OP unit redemption	—	(230)	(1,530)
Loss on extinguishment of debt from sale of real estate asset	5,192	—	—
Gain on sale of real estate	(5,842)	—	—
Gain on sale of real estate from discontinued operations	—	(12,055)	—
Gain on sale of marketable securities	—	—	(171)
Changes in fair value of contingent consideration	—	(1,568)	(281)
(Income) loss from equity in unconsolidated entities	(2,578)	(40)	320
Deferred rent receivable	(2,249)	(3,654)	(3,148)
Amortization of above- (below) market leases	(407)	418	65
Amortization of deferred balances	1,631	1,485	1,763
Bad debt expense	598	1,100	690
Amortization of share-based compensation	4,643	2,291	3,223
Distributions from unconsolidated entities	911	774	—
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	(1,190)	(531)	(1,754)
Other assets	(576)	(1,838)	(873)
Accounts payable and other liabilities	(1,032)	(559)	3,722

Net cash provided by operating activities	58,854	52,524	39,892

Cash flows from investing activities:
Acquisitions of property	(372,780)	(140,215)	(290,987)
Development of property and property improvements	(35,497)	(23,119)	(9,101)
Proceeds from contribution of real estate assets to unconsolidated entity	—	—	21,317
Investments in unconsolidated entities	(25)	(414)	(7,829)
Distributions and return of capital from unconsolidated entities	3,434	139	—
Disposition of real estate assets	26,227	4,759	—
Receipt of master lease payments	507	491	—
Capitalized leasing costs	(2,068)	(2,581)	(2,048)
Advance for note receivable	—	—	(750)
Collection of mortgage loan receivable	—	—	2,000
Purchase of equity securities	(10,512)	—	(125)
Proceeds from sale of equity securities	—	—	9,368
Restricted cash	(125)	(2,490)	(1,977)

Net cash used in investing activities	(390,839)	(163,430)	(280,132)

Cash flows from financing activities:
Issuance of common stock	160,908	41,260	126,066
Common stock offering costs	(417)	(217)	(383)
Repurchase of common stock	(1,407)	—	—
Repurchase of preferred stock	(21,222)	—	—
Issuance of preferred stock	—	—	89,102
Preferred stock offering costs	—	—	(382)
OP unit redemptions	—	—	(1,915)
Payments on mortgages payable	(109,253)	(90,855)	(4,392)
Proceeds from mortgages payable	1,772	—	13,800
Payments on notes payable	(284,000)	(125,500)	(189,000)
Proceeds from notes payable	342,500	330,000	243,000
Proceeds from unsecured notes	298,693	—	—
Payments of contingent consideration	—	(205)	(1,613)
Contributions from non-controlling interests	1,000	—	—
Distributions to non-controlling interests	(1,242)	(1,332)	(1,228)
Preferred stock dividends	(10,683)	(10,976)	(8,795)
Common stock dividends	(38,336)	(31,646)	(21,466)
Deferred financing costs	(2,970)	(1,974)	(2,250)

Net cash provided by financing activities	335,343	108,555	240,544

Net increase (decrease)	3,358	(2,351)	304
Cash and cash equivalents, beginning of period	3,245	5,596	5,292

Cash and cash equivalents, end of period	$6,603	$3,245	$5,596

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$22,274	$16,047	$13,030

Non-cash investing and financing activity:
Acquisition of real estate for common stock and operating partnership units	$—	$—	$44,190

Assumption of net mortgage debt in connection with property acquisitions	$42,723	$8,204	$79,670

Assets received in connection with property acquisitions	$—	$—	$772

Liabilities assumed in connection with property acquisitions	$1,013	$222	$9,526

Dispositions of real estate assets classified as a 1031 exchange (net of gain on sale of real estate of $12,055)	$—	$30,700	$—

Acquisition of real estate assets classified as a 1031 exchange	$—	$30,700	$—

Common stock dividends payable	$10,695	$8,467	$7,297

Preferred stock dividends payable	$1,984	$2,287	$2,287

OP unit distributions payable	$178	$178	$189

Accrued additions to operating and development properties	$11,976	$2,228	$2,705

Change in unrealized loss on interest rate swaps	$—	$619	$344

Change in unrealized gain on marketable securities	$171	$—	$92

OP unit redemptions (common stock)	$—	$2,820	$6,090

Investment in unconsolidated entities	$—	$—	$1,506

Reclassification of offering costs	$—	$364	$—

Settlement of note receivable for accrued profit participation interest	$910	$—	$—

Accrued profit participation interests	$2,878	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

EXCEL TRUST, L.P.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2014	December 31, 2013
ASSETS:

Property:
Land	$455,112	$380,366
Buildings	921,604	642,356
Site improvements	87,305	63,242
Tenant improvements	70,549	54,025
Construction in progress	8,819	7,576
Less accumulated depreciation	(90,543)	(61,479)

Property, net	1,452,846	1,086,086
Cash and cash equivalents	6,603	3,245
Restricted cash	8,272	8,147
Tenant receivables, net	5,794	5,117
Lease intangibles, net	123,373	78,345
Deferred rent receivable	11,479	9,226
Other assets	32,081	20,135
Investment in unconsolidated entities	6,689	8,520

Total assets(1)	$1,647,137	$1,218,821

LIABILITIES AND EQUITY:

Liabilities:
Mortgages payable, net	$192,748	$251,191
Notes payable	238,000	179,500
Unsecured notes	398,758	100,000
Accounts payable and other liabilities	34,338	21,700
Lease intangibles, net	42,470	28,114
Dividends/distributions payable	12,857	10,932

Total liabilities(2)	919,171	591,437

Commitments and contingencies
Capital:
Partners’ Capital:
Preferred operating partnership units, 50,000,000 units authorized
7.00% Series A cumulative convertible perpetual preferred units, $50,000,000 liquidation preference ($25.00 per unit) 1,180,975 and 2,000,000 units issued and outstanding at each of December 31, 2014 and 2013, respectively	28,168	47,703
8.125% Series B cumulative redeemable preferred units, $92,000,000 liquidation preference ($25.00 per unit) 3,680,000 units issued and outstanding at each of December 31, 2014 and 2013	88,720	88,720
Limited partners’ capital, 1,019,523 common operating partnership units issued and outstanding at December 31, 2014 and 2013	1,428	2,166
General partner’s capital, 61,113,372 and 48,381,365 common operating partnership units issued and outstanding at December 31, 2014 and 2013, respectively	606,982	487,134

	725,298	625,723
Accumulated other comprehensive income	171	—

Total partners’ capital	725,469	625,723
Non-controlling interests	2,497	1,661

Total capital	727,966	627,384

Total liabilities and capital	$1,647,137	$1,218,821

(1)	Excel Trust L.P.’s consolidated total assets at December 31, 2014 and 2013 include $39,783 and $15,470, respectively, of assets (primarily real estate assets) of two VIEs that can only be used to settle the liabilities of those VIEs.
(2)	Excel Trust, L.P.’s consolidated total liabilities at December 31, 2014 and 2013 include $823 and $220 of accounts payable and other liabilities, respectively, that do not have recourse to Excel Trust, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

EXCEL TRUST, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues:
Rental revenue	$105,572	$92,294	$69,155
Tenant recoveries	21,605	18,875	13,835
Other income	3,146	1,373	1,431

Total revenues	130,323	112,542	84,421

Expenses:
Maintenance and repairs	9,369	7,328	5,557
Real estate taxes	13,427	12,756	9,693
Management fees	2,101	1,772	851
Other operating expenses	6,965	6,194	4,028
Changes in fair value of contingent consideration	—	(1,568)	(281)
General and administrative	18,009	13,871	13,796
Depreciation and amortization	50,661	46,146	34,800

Total expenses	100,532	86,499	68,444

Operating income	29,791	26,043	15,977
Interest expense	(24,167)	(18,944)	(15,650)
Interest income	240	204	173
Income (loss) from equity in unconsolidated entities	2,578	40	(320)
Changes in fair value of financial instruments and gain on OP unit redemption	—	230	1,530
Loss on extinguishment of debt from sale of real estate asset	(5,192)	—	—
Gain on sale of real estate assets	5,842	—	—

Income from continuing operations	9,092	7,573	1,710
Income from discontinued operations before gain on sale of real estate assets	—	464	135
Gain on sale of real estate assets from discontinued operations	—	12,055	—

Income from discontinued operations	—	12,519	135

Net income	9,092	20,092	1,845
Net (income) loss attributable to non-controlling interests	(366)	(335)	(279)

Net income attributable to Excel Trust, L.P.	8,726	19,757	1,566
Preferred operating unit distributions	(10,380)	(10,976)	(10,353)
Cost of redemption of preferred units	(1,687)	—	—

Net (loss) income attributable to the unitholders	$(3,341)	$8,781	$(8,787)

Loss from continuing operations per unit attributable to the unitholders — basic and diluted	(0.07)	(0.09)	(0.26)
Net (loss) income per unit attributable to the unitholders — basic and diluted	$(0.07)	$0.17	$(0.26)

Weighted-average common operating partnership units outstanding — basic and diluted	55,495	48,123	35,912

Net income	$9,092	$20,092	$1,845
Other comprehensive income:
Change in unrealized gain on investment in equity securities	171	—	79
Gain on sale of equity securities (reclassification adjustment)	—	—	(171)
Change in unrealized loss on interest rate swaps	—	620	344

Comprehensive income	9,263	20,712	2,097
Comprehensive income attributable to non-controlling interests	(366)	(335)	(279)

Comprehensive income attributable to Excel Trust, L.P	$8,897	$20,377	$1,818

The accompanying notes are an integral part of these consolidated financial statements.

EXCEL TRUST, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(Dollars in thousands)

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital
	Series A	Series B	Common Operating Partnership Units	Amount	Common Operating Partnership Units	Amount	Accumulated other Comprehensive Loss	Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance at January 1, 2012	$47,703	$—	1,405,405	$8,230	30,289,813	$323,914	$(872)	$378,975	$2,011	$380,986
Net proceeds from sale of preferred operating partnership units	—	88,720	—	—	—	—	—	88,720	—	88,720
Net proceeds from sale of common operating partnership units	—	—	—	—	10,857,051	125,683	—	125,683	—	125,683
Issuance of restricted common operating partnership unit awards	—	—	—	—	18,356	—	—	—	—	—
Redemption of common operating partnership units	—	—	(571,570)	(6,756)	509,694	6,090	—	(666)	—	(666)
Issuance of common operating partnership units for acquisition	—	—	411,184	5,082	3,230,769	39,108	—	44,190	—	44,190
Noncash amortization of share-based compensation	—	—	—	—	—	3,223	—	3,223	—	3,223
Common operating partnership unit distributions ($0.65 per unit)	(3,500)	(6,853)	—	(747)	—	(23,916)	—	(35,016)	(445)	(35,461)
Net income (loss)	3,500	6,853	—	(297)	—	(8,490)	—	1,566	279	1,845
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	(92)	(92)	—	(92)
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	344	344	—	344

Balance at December 31, 2012	$47,703	$88,720	1,245,019	$5,512	44,905,683	$465,612	$(620)	$606,927	$1,845	$608,772
Net proceeds from sale of common operating partnership units	—	—	—	—	3,211,928	40,679	—	40,679	—	40,679
Issuance of restricted common operating partnership unit awards	—	—	—	—	36,088	—	—	—	—	—
Redemption of common operating partnership units	—	—	(225,496)	(2,776)	227,666	2,820	—	44	—	44
Noncash amortization of share-based compensation	—	—	—	—	—	2,291	—	2,291	—	2,291
Common operating partnership unit distributions ($0.685 per unit)	(3,500)	(7,476)	—	(803)	—	(32,816)	—	(44,595)	(519)	(45,114)
Net income (loss)	3,500	7,476	—	233	—	8,548	—	19,757	335	20,092
Change in unrealized loss on interest rate swaps	—	—	—	—	—	—	620	620	—	620

Balance at December 31, 2013	$47,703	$88,720	1,019,523	$2,166	48,381,365	$487,134	$—	$625,723	$1,661	$627,384

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital
	Series A	Series B	Common Operating Partnership Units	Amount	Common Operating Partnership Units	Amount	Accumulated other Comprehensive Loss	Total Partners’ Capital	Non- controlling Interests	Total Capital
Net proceeds from sale of common operating partnership units	—	—	—	—	12,650,000	160,491	—	160,491	—	160,491
Repurchase of common operating partnership units	—	—	—	—	(105,775)	(1,407)	—	(1,407)	—	(1,407)
Repurchase of common operating partnership units	(19,535)	—	—	—	—	(1,687)	—	(21,222)	—	(21,222)
Forfeiture of restricted common operating partnership unit awards	—	—	—	—	(469,864)	—	—	—	—	—
Issuance of restricted common operating partnership unit awards	—	—	—	—	657,656	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	—	4,643	—	4,643	—	4,643
Contributions from non-controlling interests	—	—	—	—	—	—	—	—	1,000	1,000
Common operating partnership unit distributions ($0.685 per unit)	(2,904)	(7,476)	—	(712)	—	(40,564)	—	(51,656)	(530)	(52,186)
Net income (loss)	2,904	7,476	—	(26)	—	(1,628)	—	8,726	366	9,092
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	171	171	—	171

Balance at December 31, 2014	$28,168	$88,720	1,019,523	$1,428	61,113,372	$606,982	$171	$725,469	$2,497	$727,966

The accompanying notes are an integral part of these consolidated financial statements.

EXCEL TRUST, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Cash flows from operating activities:
Net income	$9,092	$20,092	$1,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,661	46,839	36,021
Changes in fair value of financial instruments and gain on OP unit redemption	—	(230)	(1,530)
Loss on extinguishment of debt from sale of real estate asset	5,192	—	—
Gain on sale of real estate	(5,842)	—	—
Gain on sale of real estate from discontinued operations	—	(12,055)	—
Gain on sale of marketable securities	—	—	(171)
Changes in fair value of contingent consideration	—	(1,568)	(281)
(Income) loss from equity in unconsolidated entities	(2,578)	(40)	320
Deferred rent receivable	(2,249)	(3,654)	(3,148)
Amortization of above- (below) market leases	(407)	418	65
Amortization of deferred balances	1,631	1,485	1,763
Bad debt expense	598	1,100	690
Amortization of share-based compensation	4,643	2,291	3,223
Distributions from unconsolidated entities	911	774	—
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	(1,190)	(531)	(1,754)
Other assets	(576)	(1,838)	(873)
Accounts payable and other liabilities	(1,032)	(559)	3,722

Net cash provided by operating activities	58,854	52,524	39,892

Cash flows from investing activities:
Acquisitions of property	(372,780)	(140,215)	(290,987)
Development of property and property improvements	(35,497)	(23,119)	(9,101)
Proceeds from contribution of real estate assets to unconsolidated entity	—	—	21,317
Investments in unconsolidated entities	(25)	(414)	(7,829)
Distributions and return of capital from unconsolidated entities	3,434	139	—
Disposition of real estate assets	26,227	4,759	—
Receipt of master lease payments	507	491	—
Capitalized leasing costs	(2,068)	(2,581)	(2,048)
Advance for note receivable	—	—	(750)
Collection of mortgage loan receivable	—	—	2,000
Purchase of equity securities	(10,512)	—	(125)
Proceeds from sale of equity securities	—	—	9,368
Restricted cash	(125)	(2,490)	(1,977)

Net cash used in investing activities	(390,839)	(163,430)	(280,132)

Cash flows from financing activities:
Issuance of common OP units	160,491	41,043	125,683
Repurchase of common OP units	(1,407)	—	—
Repurchase of preferred OP units	(21,222)	—	—
Issuance of preferred OP units	—	—	88,720
OP unit redemptions	—	—	(1,915)
Payments on mortgages payable	(109,253)	(90,855)	(4,392)
Proceeds from mortgages payable	1,772	—	13,800
Payments on notes payable	(284,000)	(125,500)	(189,000)
Proceeds from notes payable	342,500	330,000	243,000
Proceeds from notes payable	298,693	—	—
Payments of contingent consideration	—	(205)	(1,613)
Contributions from non-controlling interests	1,000	—	—
Distributions to non-controlling interests	(530)	(519)	(445)
Preferred OP unit distributions	(10,683)	(10,976)	(8,795)
Common OP unit distributions	(39,048)	(32,459)	(22,249)
Deferred financing costs	(2,970)	(1,974)	(2,250)

Net cash provided by financing activities	335,343	108,555	240,544

Net increase (decrease)	3,358	(2,351)	304
Cash and cash equivalents, beginning of period	3,245	5,596	5,292

Cash and cash equivalents, end of period	$6,603	$3,245	$5,596

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$22,274	$16,047	$13,030

Non-cash investing and financing activity:
Acquisition of real estate for common OP units	$—	$—	$44,190

Assumption of net mortgage debt in connection with property acquisitions	$42,723	$8,204	$79,670

Assets received in connection with property acquisitions	$—	$—	$772

Liabilities assumed in connection with property acquisitions	$1,013	$222	$9,526

Dispositions of real estate assets classified as a 1031 exchange (net of gain on sale of real estate of $12,055)	$—	$30,700	$—

Acquisition of real estate assets classified as a 1031 exchange	$—	$30,700	$—

Common OP unit distributions payable	$10,873	$8,645	$7,486

Preferred OP unit distributions payable	$1,984	$2,287	$2,287

Conversion of note payable to contribution from non-controlling interests	$—	$—	$—

Accrued additions to operating and development properties	$11,976	$2,228	$2,705

Change in unrealized loss on interest rate swaps	$—	$619	$344

Change in unrealized gain on marketable securities	$171	$—	$92

OP unit redemptions (common stock)	$—	$2,820	$6,090

Investment in unconsolidated entities	$—	$—	$1,506

Reclassification of offering costs	$—	$364	$—

Settlement of note receivable for accrued profit participation interest	$910	$—	$—

Accrued profit participation interests	$2,878	$—	$—

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

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2014, owned a 98.3% interest in the Operating Partnership. The remaining 1.7% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units (“OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities is deferred rent in the amount of $3.0 million and $3.5 million at December 31, 2014 and 2013, respectively.

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

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of cash rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income was increased by $2.2 million, $3.7 million and $3.1 million in the years ended December 31, 2014, 2013 and 2012, respectively, due to the straight-line rent adjustment. Percentage rent is recognized after tenant sales have exceeded defined thresholds (if applicable) and was $1.2 million, $1.3 million and $720,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other operating expenses are recognized as revenues in the period the applicable expenses are incurred or as specified in the leases. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenue on a straight-line basis over the term of the related leases.

Total estimated minimum rents under non-cancelable operating tenant leases in effect at December 31, 2014 were as follows (in thousands):

2015	$120,463
2016	113,360
2017	103,922
2018	93,493
2019	75,879
Thereafter	310,590

$817,707

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

The Company has agreed to provide the developer/manager for development projects at the Plaza at Rockwall, Southlake Park Village, Cedar Square and Chimney Rock properties with a profit participation interest based on a percentage interest in the positive cash flows of the completed project after the Company has received distributions returning all of its capital investment plus a required rate of return (ranging from an 8% to 12% annualized rate of return). The Company initially records the profit participation interests at the estimated fair value of the obligation at the time of execution of the related agreement. The obligation is adjusted at each reporting date to the greater of the initial fair value at execution, or the amount that would be owed if the obligation were to be settled as of the reporting date. In August 2014, the profit participation interest related to the development phase of the Plaza at Rockwall property that was completed during 2014 was settled with the developer for an agreed-upon settlement value of approximately $2.0 million. The settlement was based on 35% of the excess of the estimated fair value of the related real estate after deducting all of the development and operating costs, the investment capital and the required rate of return due to the Company as of the date of settlement. The settlement was comprised of a cash payment of approximately $1.1 million and the settlement of an outstanding note receivable owed by the developer in the amount of $910,000 (including accrued interest of $160,000 – see Note 7 for further discussion). As of December 31, 2014, the Company has recorded $2.9 million for payments expected to be made related to the grants of these profit participation interests within construction in progress for the respective projects under development.

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

The Company completed the disposition of its Lowe’s property on October 23, 2014 for a sales price of approximately $24.4 million. The Company completed the disposition of the inline retail portion of its Cedar Square property on November 10, 2014 for a sales price of approximately $3.0 million. In connection with the sale of the Lowe’s property, the Company recognized a loss of $5.2 million from the prepayment of the mortgage note, which was a closing condition of the transaction and repaid concurrent with the sale of the property As a result of the sales, the Company recognized an aggregate gain on sale of real estate assets of approximately $5.8 million.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed:

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment considers expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense, expected to result from the long-lived asset’s use and eventual disposition. The Company’s evaluation as to whether impairment may exist, including estimates of future anticipated cash flows, are highly subjective and could differ materially from actual results in future periods. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Although the Company’s strategy is to hold its properties over a long-term period, if the strategy changes or market conditions dictate that the sale of properties at an earlier date would be preferable, a property may be classified as held for sale and an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less cost to sell. There was no impairment recorded for the years ended December 31, 2014, 2013 or 2012.

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

During the year ended December 31, 2014, the Company purchased approximately 436,000 shares of preferred stock in public companies within the real estate industry for an initial cost basis of approximately $10.5 million (included in other assets in the accompanying consolidated balance sheets).

Investments in equity securities consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Equity securities, initial cost basis	$10,512	$—
Gross unrealized gains	185	—
Gross unrealized losses	(14)	—

Equity securities, fair value(1)	$10,683	$—

(1)	Determination of fair value is classified as Level 1 in the fair value hierarchy based on the use of quoted prices in active markets (see section entitled “Fair Value of Financial Instruments” below).

Subsequent to December 31, 2014, the Company sold all of its investments in equity securities, comprising approximately 436,000 shares of preferred stock based on a specific identification of the shares sold. The sale resulted in net proceeds of approximately $10.8 million.

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through December 31, 2014, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Parent Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized to general and administrative expense ratably over the requisite service period for awards that include only service vesting conditions and utilizing a graded vesting method (an accelerated vesting method in which the majority of compensation expense is recognized in earlier periods) for awards that include one or more market vesting conditions, adjusted for anticipated forfeitures.

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

Tenant receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowances are charged to bad debt expense which is included in other operating expenses on the accompanying consolidated statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At December 31, 2014 and 2013, the Company had $521,000 and $895,000, respectively, in allowances for uncollectible accounts (including straight-line deferred rent receivables) as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the years ended December 31, 2014, 2013 and 2012, $598,000, $1.1 million and $690,000, respectively, of receivables were charged to bad debt expense.

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

In the years ended December 31, 2014, 2013 and 2012, no tenant accounted for more than 10% of the Company’s revenues.

At December 31, 2014, the Company’s gross real estate assets in the states of California, Florida, Arizona, Virginia, Texas and Utah represented approximately 23.8%, 14.2%, 12.5%, 12.4%, 11.7% and 11.4% of the Company’s total assets, respectively. At December 31, 2013, the Company’s gross real estate assets in the states of California, Arizona, Virginia and Texas represented approximately 23.9%, 17.6%, 14.7% and 13.7% of the

Company’s total assets, respectively. For the year ended December 31, 2014, the Company’s revenues derived from properties located in the states of California, Arizona, Texas and Virginia represented approximately 24.4%, 16.2%, 13.6% and 10.4% of the Company’s total revenues, respectively. For the year ended December 31, 2013, the Company’s revenues derived from properties located in the states of California, Arizona, Texas and Virginia represented approximately 23.4%, 18.1%, 11.9% and 11.6% of the Company’s total revenues, respectively.

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

Changes in Accumulated Other Comprehensive Loss:

The following table reflects amounts that were reclassified from accumulated other comprehensive loss and included in earnings for the years ended December 31, 2014, 2013 and 2012 for the Parent Company (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance — January 1	$—	$(572)	$(811)
Unrealized loss on interest rate swaps:
Unrealized losses	—	(19)	(305)
Amount reclassified and recognized in net income(1)	—	639	649
Unrealized gain on investment in equity securities:
Unrealized gain	171	—	79
Amount reclassified and recognized in net income(2)	—	—	(171)

Net change in other comprehensive income	171	48	(559)
Total other comprehensive loss allocable to non-controlling interests	(3)	(48)	(13)

Balance — December 31	$168	$—	$(572)

(1)	Amounts reclassified from unrealized loss on derivative instruments are included in interest expense in the consolidated statements of operations.
(2)	Amounts reclassified from unrealized gain on investments in equity securities are included in other income in the consolidated statements of operations.

The following table reflects amounts that were reclassified from accumulated other comprehensive loss and included in earnings for the years ended December 31, 2014, 2013 and 2012 for the Operating Partnership (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance — January 1	$—	$(620)	$(872)
Unrealized loss on interest rate swaps:
Unrealized losses	—	(19)	(305)
Amount reclassified and recognized in net income(1)	—	639	649
Unrealized gain on investment in equity securities:
Unrealized gain	171	—	79
Amount reclassified and recognized in net income(2)	—	—	(171)

Net change in other comprehensive income	171	—	(620)
Total other comprehensive (gain) loss allocable to non-controlling interests	—	—	—

Balance — December 31	$171	$—	$(620)

(1)	Amounts reclassified from unrealized loss on derivative instruments are included in interest expense in the consolidated statements of operations.
(2)	Amounts reclassified from unrealized gain on investments in equity securities are included in other income in the consolidated statements of operations.

Correction to Consolidated Financial Statements:

Subsequent to the issuance of the Parent Company’s consolidated financial statements for the year ended December 31, 2013, the Parent Company determined that certain dividends paid that were reflected as a reduction of additional paid-in capital should have been reflected as a reduction of available retained earnings. The Parent Company reviewed the impact of this misstatement with respect to the prior period consolidated financial statements and determined that it was not material. However, the Parent Company has corrected the accompanying 2013 consolidated financial statements from amounts previously reported to reflect this correction in the prior period. The effect of the correction to the consolidated balance sheet is an $18.1 million increase to additional paid-in capital and a corresponding $18.1 million decrease to retained earnings at December 31, 2013, from $460.4 million and $18.1 million, respectively, as previously reported. The consolidated statement of equity for the year ended December 31, 2013 included herein reflects a reclassification of $18.1 million, representing an increase of common stock dividends and preferred stock dividends paid from retained earnings by $7.1 million and $11.0 million, respectively, and a corresponding decrease to common stock dividends and preferred stock dividends paid from additional paid in capital by the same amount. This correction had no effect on previously reported revenues, net income, dividends paid, earnings per share, cash flows or total stockholders’ equity.

Recent Accounting Pronouncements:

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in this update change the requirements for reporting discontinued operations. As a result of ASU 2014-08, a disposal of a component of an entity or a group of components is required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also requires an entity to provide certain disclosures about a disposal of an individually significant component of such entity that does not qualify for discontinued operations presentation in the financial statements. The Company chose to early adopt ASU 2014-08 on January 1, 2014 As a result of the early adoption of this pronouncement effective January 1, 2014, the properties that were sold during the year ended December 31, 2014 did not qualify for discontinued operations presentation and as such, are reflected in continuing operations on the consolidated statements of operations and comprehensive income. .

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

3. Acquisitions

The Company completed the following acquisitions (all within the Retail property operating segment) in the year ended December 31, 2014, which were acquired for cash unless specified below (dollars in thousands):

Property	Date Acquired	Location	Debt Assumed
Shops at Fort Union(1)	September 26, 2014	Midvale, UT	$—
The Family Center at Orem(1)	September 26, 2014	Orem, UT	$—
Downtown at the Gardens	October 1, 2014	Palm Beach Gardens, FL	$42,723
Brandywine Crossing(2)	November 25, 2014	Brandywine, MD	$—
West Broad Marketplace(3)	December 3, 2014	Richmond, VA	$—
Riverpoint Marketplace	December 19, 2014	Sacramento, CA	$—
Highland Reserve	December 29, 2014	Roseville, CA	$—

The following summary provides an allocation of purchase price for each of the 2014 acquisitions (dollars in thousands):

	Building	Land	Above-Market Leases	Below-Market Leases	In-Place Leases	Debt (Premium)/ Discount	Purchase Price
Shops at Fort Union	$100,173	$24,270	$862	$(10,953)	$17,119	$—	$131,471
The Family Center at Orem	11,229	4,450	—	(296)	1,577	—	16,960
Downtown at the Gardens	91,241	13,920	5,268	(2,254)	33,466	(1,440)	140,201
Brandywine Crossing	7,840	2,910	14	(286)	1,068	—	11,546
West Broad Marketplace	—	20,018	—	—	—	—	20,018
Riverpoint Marketplace(4)	33,024	7,700	281	(1,677)	4,481	—	43,809
Highland Reserve(4)	42,175	8,750	681	(4,250)	5,155	—	52,511

Total	$285,682	$82,018	$7,106	$(19,716)	$62,866	$(1,440)	$416,516

Remaining useful life(5)			90	117	80	92

(1)	On September 26, 2014, the Company completed the acquisition of a portfolio of two retail shopping centers, which are located in Utah. The purchase price of $148.4 million was paid entirely in cash.
(2)	On November 25, 2014, the Company acquired a developed outparcel that was previously not owned at the Brandywine Crossing retail property in Brandywine, MD (not considered a separate property).
(3)	On December 2, 2014, the Company entered into an agreement with a development partner to form a joint venture entity, which then acquired an undeveloped land parcel comprising approximately 60.4 acres in Richmond, Virginia on which the joint venture intends to develop a retail shopping center with approximately 405,000 square feet of GLA. The Company holds an 80% ownership interest in the entity with the remaining 20% ownership interest held by the development partner (see Note 6). The acquisition was accounted for as an asset acquisition, with the purchase price allocated to the value of the undeveloped land parcel.
(4)	As of December 31, 2014, the purchase price allocation related to the acquisition of these properties was preliminary and the final purchase price allocation will be determined pending the receipt of information necessary to complete the valuation of assets and liabilities, which may result in a change from these initial estimates.
(5)	Weighted-average remaining useful life (months) for recorded intangible assets and liabilities.

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

The following unaudited pro forma information for the years ended December 31, 2014, 2013 and 2012 has been prepared to reflect the incremental effect of the properties acquired in 2014, 2013 and 2012, as if such acquisitions had occurred on January 1, 2013, 2012 and 2011, respectively (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues	$160,861	$160,038	$119,938
Net income(1)	$11,212	$19,804	$5,197
Earnings per share	$(0.03)	$0.17	$(0.16)

(1)	Pro forma results for the years ended December 31, 2014, 2013 and 2012 were adjusted to exclude non-recurring acquisition costs of approximately $1.8 million, $241,000 and $919,000, respectively, related to the 2014, 2013 and 2012 acquisitions. The pro forma results for the year ended December 31, 2013 were adjusted to include non-recurring costs relating to the 2014 acquisitions of $1.8 million. The pro forma results for the year ended December 31, 2012 were adjusted to include non-recurring costs relating to the 2013 acquisitions of $241,000. A portion of the 2012 acquisitions were funded with proceeds from the offering of 8.125% Series B Cumulative Redeemable Preferred Stock (“Series B preferred stock”). However, pro forma net income for the year ended December 31, 2012 is not adjusted for this funding as the assumed Series B preferred stock quarterly dividends of approximately $1.9 million are not included in the determination of net income (included only as a reduction of net income (loss) attributable to the common stockholders).

4. Lease Intangible Assets, Net

Lease intangible assets, net, consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
In-place leases, net of accumulated amortization of $31.1 million and $26.7 million as of December 31, 2014 and 2013, respectively (with a weighted average remaining life of 74 and 78 months as of December 31, 2014 and 2013, respectively)	$78,336	$47,058

Above-market leases, net of accumulated amortization of $8.8 million and $7.5 million as of December 31, 2014 and 2013, respectively (with a weighted average remaining life of 69 and 62 months as of December 31, 2014 and 2013, respectively)	16,436	13,725

Leasing commissions, net of accumulated amortization of $8.7 million and $7.1 million as of December 31, 2014 and 2013, respectively (with a weighted average remaining life of 93 and 99 months as of December 31, 2014 and 2013, respectively)	28,601	17,562

	$123,373	$78,345

Estimated amortization of lease intangible assets as of December 31, 2014 and for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2015	$28,060
2016	19,900
2017	16,585
2018	14,042
2019	10,856
Thereafter	33,930

Total	$123,373

Amortization expense recorded on the lease intangible assets for the years ended December 31, 2014, 2013 and 2012 was $23.2 million, $23.4 million and $19.8 million, respectively. Included in these amounts are $4.4 million, $4.6 million and $3.4 million, respectively, of amortization of above-market lease intangible assets recorded against rental revenue.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Below-market leases, net of accumulated amortization of $11.0 million and $7.9 million as of December 31, 2014 and 2013, respectively (with a weighted average remaining life of 116 and 123 months as of December 31, 2014 and 2013, respectively)	$42,470	$28,114

Amortization recorded on the lease intangible liabilities for the years ended December 31, 2014, 2013 and 2012 was $4.8 million, $4.2 million and $3.4 million, respectively. These amounts were recorded as rental revenue in the Company’s consolidated statements of operations.

Estimated amortization of lease intangible liabilities as of December 31, 2014 and for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2015	$6,333
2016	5,357
2017	4,958
2018	4,536
2019	3,993
Thereafter	17,293

Total	$42,470

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

Also included within the consolidated financial statements is the 80% owned joint venture with West Broad Marketplace, LLC, that is deemed a VIE, and for which the Company is the primary beneficiary as it has the power to direct activities that most significantly impact the economic performance of the VIE. The joint venture’s initial activities principally consist of owning and developing a vacant land parcel and then operating a retail shopping center expected to contain approximately 405,000 square feet of GLA upon completion, located in Richmond, Virginia (recently acquired — see Note 3).

As of December 31, 2014 and 2013, the combined total carrying amount of assets of the Company’s VIEs was approximately $39.8 million and $15.5 million, respectively, which includes approximately $37.1 million and $13.3 million, respectively, of real estate assets at the end of each period. As of December 31, 2014 and 2013, the total carrying amount of liabilities was approximately $37.9 million and $14.3 million, respectively.

7. Mortgage Loan and Note Receivable

In June 2012, the Company extended a note receivable in the amount of $750,000 to a third party developer. The note receivable bore interest at 10.0% per annum, with the principal and accrued interest due upon maturity and was recourse to the borrower. In August 2014, the note receivable was settled pursuant to a transaction between the Company and the borrower in which the borrower agreed to a redemption of a profit participation interest in future cash flow distributions following completion of a ground-up development at the Company’s wholly-owned Plaza at Rockwall property. In connection with the redemption of the borrower’s interest, the Company agreed to a payment of approximately $2.0 million, comprised of a cash payment of $1.1 million and the settlement of the outstanding balance of the note receivable of $750,000 and accrued interest of $160,000.

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

Debt of the Operating Partnership

Mortgages Payable

Mortgages payable held by the Operating Partnership at December 31, 2014 and 2013 consist of the following (dollars in thousands):

	Carrying Amount of Mortgage Notes		Contractual Interest Rate	Effective Interest Rate	Monthly Payment(1)	Maturity Date
Property Pledged as Collateral	December 31, 2014	December 31, 2013
Edwards Theatres	$—	$11,520	—	—	$—	—
Red Rock Commons	—	13,970	—	—	—	—
Excel Centre	—	12,018	—	—	—	—
Merchant Central	—	4,370	—	—	—	—
Gilroy Crossing	—	45,836	—	—	—	—
The Promenade	46,125	47,957	4.80%	4.80%	344	October 2015
5000 South Hulen	13,174	13,421	5.60%	6.90%	83	April 2017
Lake Pleasant Pavilion	27,513	27,855	6.09%	5.00%	143	October 2017
West Broad Marketplace(2)	1,772	—	2.49%	2.49%	2	January 2018
Rite Aid — Vestavia Hills	833	1,015	7.25%	7.25%	21	October 2018
Living Spaces-Promenade	6,667	7,075	7.88%	4.59%	80	November 2019
West Broad Village	39,700	39,700	3.33%	3.33%	110	May 2020
Downtown at the Gardens	42,545	—	4.60%	4.00%	253	June 2022
Lowe’s, Shippensburg	—	13,157
Northside Mall(3)	12,000	12,000	0.05%	1.05%	1	November 2035

	190,329	249,894
Plus: premium(4)	2,419	1,297

Mortgage notes payable, net	$192,748	$251,191

(1)	Amount represents the monthly payment of principal and interest at December 31, 2014.
(2)	In December 2014, the Company entered into a $58.0 million construction loan in connection with its acquisition of a developable land parcel at the West Broad Marketplace property. The maturity date of the construction loan is January 2018, but may be extended for an additional two one-year periods through January 2020 upon the payment of an extension fee. As of December 31, 2014, the construction loan bore interest at the rate of LIBOR plus a margin of 230 basis points (variable interest rate of 2.49% at December 31, 2014).
(3)	The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.05% at December 31, 2014 and 0.10% at December 31, 2013). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association Index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $100,000 and $105,000 at December 31, 2014 and 2013, respectively, is being amortized as additional interest expense through November 2035.
(4)	Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the years ended December 31, 2014, 2013 and 2012 was $1.4 million, $142,000 and $243,000, respectively.

The Company’s mortgage debt maturities at December 31, 2014 for each of the next five years and thereafter are as follows (dollars in thousands):

Year Ending December 31,	Amount
2015	$48,606
2016	3,070
2017	42,192
2018	4,722
2019	6,390
Thereafter	85,349

$190,329

Term Loan:

On December 18, 2014, the Operating Partnership entered into a term loan agreement (the “Term Loan”) with a borrowing capacity of up to $50.0 million. The Term Loan bears interest at the rate of LIBOR plus a margin of 115 basis points and has an initial maturity date of June 30, 2015, which may be extended for an additional five months at the Operating Partnership’s option and upon the payment of an extension fee. Outstanding borrowings may be prepaid by the Operating Partnership in whole or in part at any time prior to the maturity date with three days prior notice. Under the Term Loan, the Operating Partnership is subject to the same covenants as those required under the Company’s unsecured revolving credit facility (as noted below). Borrowings under the Term Loan were $50.0 million (included in the balance of notes payable in the accompanying consolidated balance sheets) with an interest rate of 1.32% at December 31, 2014. At December 31, 2014, the Operating Partnership believes that it was in compliance with all financial covenants.

Notes Payable:

Unsecured Revolving Credit Facility

The Operating Partnership’s unsecured revolving credit facility has a borrowing capacity of $300.0 million, which may be increased from time to time up to an additional $200.0 million for a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is April 6, 2018 and may be extended for an additional nine months at the Operating Partnership’s option. The Operating Partnership is subject to covenants requiring, among other things, the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt and (2) minimum fixed coverage ratios. At December 31, 2014, the Operating Partnership believes that it was in compliance with all financial covenants in the credit agreement.

As of December 31, 2014, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 to 170 basis points (margin of 130 basis point at December 31, 2014), depending on the Parent Company’s credit rating. As of December 31, 2014, the Operating Partnership was responsible for paying a fee of 0.25% or 0.30% on the full capacity of the facility. Borrowings under the unsecured revolving credit facility were $238.0 million and $179.5 million with a weighted-average interest rate of 1.47% and 1.67% at December 31, 2014 and 2013, respectively. The Operating Partnership has issued $16.9 million in letters of credit from the unsecured revolving credit facility, which secure an outstanding $12.0 million bond payable for the Northside Mall property and construction activities at the Southlake Park Village property. The Northside Mall property bond is included with the mortgages payable on the Company’s consolidated balance sheets. At December 31, 2014, there was approximately $45.1 million available for borrowing under the unsecured revolving credit facility.

Unsecured Notes:

Unsecured Senior Notes due 2020 and 2023

As of December 31, 2014, the Operating Partnership had outstanding $100.0 million aggregate principal amount of senior unsecured notes issued to various entities associated with the Prudential Capital Group. Of the senior unsecured notes, $75.0 million are designated Series A Notes and will mature in November 2020, with a fixed interest rate of 4.40%, and $25.0 million are designated Series B Notes and will mature in November 2023, with a fixed interest rate of 5.19% (the Series A Notes and the Series B Notes are referred to collectively as the “Notes due 2020 and 2023”). The terms of the Notes due 2020 and 2023 are governed by a Note Purchase Agreement, dated November 12, 2013 (the “Purchase Agreement”), among the Operating Partnership, as issuer, the Parent Company and the purchasers named therein. Interest on the Notes due 2020 and 2023 is payable quarterly, beginning on February 12, 2014. The Operating Partnership may prepay all or a portion of the Notes due 2020 and 2023 upon notice to the holders for 100% of the principal amount so prepaid plus a make-whole premium as set forth in the Purchase Agreement.

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

The Indenture contains certain covenants that, among other things, limit the Company’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets or incur additional indebtedness.

The carrying value of the Notes due 2024 as of December 31, 2014 and 2013 was as follows (in thousands):

	December 31,
	2014	2013
Principal amount	$250,000	—
Unamortized debt discount	(1,242)	—

Carrying value	$248,758	$—

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

The calculation of diluted earnings per share for the year ended December 31, 2014 does not include 601,366 shares of unvested restricted common stock or 1,019,523 OP units, as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. The calculation of diluted earnings per share for the year ended December 31, 2013 does not include 669,587 shares of unvested restricted common stock or 1,197,553 OP units, as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. The calculation of diluted earnings per share for the year ended December 31, 2012 does not include 701,396 shares of unvested restricted common stock, 72,944 shares of contingently issuable common stock related to the 2011 Edwards Theatres property acquisition, or 1,231,496 OP units, as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the common stockholders. In addition, 2,979,720, 3,347,661 and 3,333,400 shares of common stock, which were issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (“Series A preferred stock”) for the years ended December 31, 2014, 2013 and 2012, respectively, were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method.

Computations of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands, except share data):

	Year Ended December 31,
	2014	2013	2012
Basic earnings per share:
Income (loss) from continuing operations	$9,092	$7,573	$1,710
Preferred dividends	(10,380)	(10,976)	(10,353)
Cost of redemption of preferred stock	(1,687)	—	—
Allocation to participating securities	(299)	(419)	(456)
Income from continuing operations attributable to non-controlling interests	(340)	(531)	(340)

Loss from continuing operations applicable to the common stockholders	$(3,614)	$(4,353)	$(9,439)

Net income (loss) attributable to the common stockholders	$(3,315)	$8,548	$(8,490)
Allocation to participating securities	(299)	(419)	(456)

Net income (loss) applicable to the common stockholders	$(3,614)	$8,129	$(8,946)

Weighted-average common shares outstanding:
Basic and diluted	54,340,537	46,925,760	34,680,877

Basic and diluted earnings per share:
Loss from continuing operations per share attributable to the common stockholders	$(0.07)	$(0.09)	$(0.27)
Income from discontinued operations per share attributable to the common stockholders	—	0.26	0.01

Net income (loss) per share attributable to the common stockholders	$(0.07)	$0.17	$(0.26)

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

The calculation of diluted earnings per unit for the year ended December 31, 2014 does not include 601,366 unvested restricted OP units, as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the unitholders. The calculation of diluted earnings per unit for the year ended December 31, 2013 does not include 669,587 unvested restricted OP units as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the unitholders. The calculation of diluted earnings per unit for the year ended December 31, 2012 does not include 701,396 unvested restricted OP units or 72,944 units of contingently issuable OP units related to the 2011 Edwards Theatres property acquisition as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the unitholders. In addition, 2,979,720, 3,347,661 and 3,333,400 OP units, which were issuable upon settlement of the conversion feature of the 7.00% Series A

Cumulative Convertible Perpetual Preferred Units (“Series A preferred units”) for the years ended December 31, 2014, 2013 and 2012, respectively, were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method.

Computations of basic and diluted earnings per unit for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands, except unit data):

	Year Ended December 31,
	2014	2013	2012
Basic earnings per unit:
Income (loss) from continuing operations	$9,092	$7,573	$1,710
Preferred distributions	(10,380)	(10,976)	(10,353)
Cost of redemption of preferred OP units	(1,687)	—	—
Allocation to participating securities	(299)	(419)	(456)
Income from continuing operations attributable to non-controlling interests	(366)	(335)	(279)

Loss from continuing operations applicable to the unitholders	$(3,640)	$(4,157)	$(9,378)

Net income (loss) attributable to the unitholders	$(3,341)	$8,781	$(8,787)
Allocation to participating securities	(299)	(419)	(456)

Net income (loss) applicable to the unitholders	$(3,640)	$8,362	$(9,243)

Weighted-average common OP units outstanding:
Basic and diluted	55,495,318	48,123,312	35,912,370

Basic and diluted earnings per unit:
Loss from continuing operations per unit attributable to the unitholders	$(0.07)	$(0.09)	$(0.26)
Income from discontinued operations per unit attributable to the unitholders	—	0.26	—

Net income (loss) per unit attributable to the unitholders	$(0.07)	$0.17	$(0.26)

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

During the years ended December 31, 2014, 2013 and 2012, the Company did not record any amounts in earnings attributable to hedge ineffectiveness.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Amount of unrealized gain (loss) recognized in OCI (effective portion):
Interest rate swaps	$—	$(19)	$(305)
Other derivatives	—	—	—

Total	$—	$(19)	$(305)

Amount of loss reclassified from accumulated OCI into income (effective portion):
Interest rate swaps (interest expense)	$—	$(639)	$(649)
Other derivatives	—	—	—

Total	$—	$(639)	$(649)

Amount of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Interest rate swaps (other income/expense)	$—	$—	$—
Other derivatives (changes in fair value of financial instruments and gain on OP unit redemption)	—	230	1,530

Total	$—	$230	$1,530

12. Equity of the Parent Company

The Parent Company has issued restricted stock awards to senior executives, directors and employees totaling 1,324,509 shares of common stock (net of forfeitures and unvested awards of 492,864 shares), which are included in the total shares of common stock outstanding as of December 31, 2014.

As of December 31, 2014, the Parent Company had outstanding 1,180,975 shares of Series A preferred stock, with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series A preferred stock when, as and if declared by the Parent Company’s board of directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series A preferred stock is $1.75, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is convertible, at the holders’ option, at any time and from time to time, into common stock of the Parent Company. The initial conversion rate of the Series A preferred stock was 1.6667 shares of common stock per share of Series A preferred stock. Effective September 26, 2013 (the ex-dividend date), the conversion rate was adjusted to 1.6836 shares of common stock per share of Series A preferred stock as a result of the aggregate dividends that the Parent Company declared and paid on its common stock, beginning with the quarter ended September 30, 2011 and through the quarter ended September 30, 2013, being in excess of the reference dividend of $0.15 per share. The conversion rate will continue to be subject to customary adjustments in certain circumstances. Since April 1, 2014, the Parent Company has had, the option to convert some or all of the Series A preferred stock into common stock if the closing price of the common stock equals or exceeds 140% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the notice of exercise of conversion is sent and the Parent Company has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the Series A preferred stock.

As of December 31, 2014, the Parent Company had outstanding 3,680,000 shares of Series B preferred stock, with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series B preferred stock, when, as and if declared by the Parent Company’s board of directors, at a rate of 8.125% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series B preferred stock is $2.03125, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series B preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. At any time on and after January 31, 2017, the Parent Company may, at its option, redeem the Series B preferred stock, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. In addition, upon the occurrence of a change of control, the Parent Company or a successor may, at its option, redeem the Series B preferred stock, in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.

The Parent Company’s board of directors has authorized a stock repurchase program under which the Parent Company may acquire up to $50.0 million of its common stock and preferred stock in open market and negotiated purchases with no expiration date (the repurchase program was increased from $30.0 million to $50.0 million in February 2014). During the year ended December 31, 2014, the Parent Company repurchased 105,775 shares of its common stock for an aggregate cost of approximately $1.4 million (including transaction costs) at a weighted-average purchase price of $12.52 per share, and 819,025 shares of its Series A preferred stock for an aggregate cost of approximately $21.2 million (including transaction costs) at a weighted-average purchase price of $25.68 per share. The repurchased shares of common stock and preferred stock were subsequently retired by the Parent Company and resulted in a cost of approximately $1.7 million for the repurchase of the preferred stock, which is classified as cost of redemption of preferred stock on the accompanying consolidated statements of operations and comprehensive income. No stock was repurchased during the year ended December 31, 2013. As of December 31, 2014, approximately $20.9 million remained available under the stock repurchase program to acquire outstanding shares of the Parent Company’s common stock and preferred stock.

The Parent Company and the Operating Partnership have entered into equity distribution agreements (the “Equity Distribution Agreements”) with four sales agents, under which the Parent Company can issue and sell shares of its common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements were initially entered into in March 2012 with an aggregate offering price of up to $50.0 million and subsequently amended and restated in May 2013, permitting additional sales with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. During the year ended December 31, 2013, the Parent Company issued 3,211,928 shares of common stock pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $40.7 million at an average stock issuance price of $13.05 per share. The net proceeds of $40.7 million were contributed to the Operating Partnership in exchange for 3,211,928 OP units. During the year ended December 31, 2014, the Parent Company did not issue any shares pursuant to the Equity Distribution Agreements. Subsequent to December 31, 2014, the Parent Company issued 2,227,456 shares of common stock pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $30.2 million at an average stock issuance price of $13.75 per share. The net proceeds of $30.2 million were contributed to the Operating Partnership in exchange for 2,227,456 OP units. Approximately $64.4 million remained available under the Equity Distribution Agreements to issue and sell shares of the Parent Company’s common stock (including the effect of the subsequent issuances).

On June 25, 2014, the Parent Company completed the issuance of 12,650,000 shares of common stock, including the exercise of the underwriters’ option to purchase an additional 1,650,000 shares, resulting in net proceeds of approximately $160.5 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were contributed to the Operating Partnership in exchange for 12,650,000 OP units.

Consolidated net income is reported in the Company’s consolidated financial statements at amounts that include the amounts attributable to both the common stockholders and the non-controlling interests. A charge/credit is recorded each period in the consolidated statements of income for the non-controlling interests’ proportionate share of the Company’s net income (loss).

On December 31, 2014, the Parent Company accrued for a dividend of $10.7 million payable to the common stockholders of record, a dividend of $2.4 million payable to the preferred stockholders of record and a distribution of $178,000 payable to the holders of OP units of record as of December 31, 2014, each of which was paid in January 2015.

2010 Equity Incentive Award Plan

The Company has established the 2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (the “2010 Plan”), pursuant to which the Parent Company’s board of directors or a committee of its independent directors may make grants of stock options, restricted stock, stock appreciation rights and other stock-based awards to its non-employee directors, employees and consultants (an equivalent amount of common OP units are issued to the Parent Company for each such grant with similar terms and conditions). The maximum number of shares of the Parent Company’s common stock that may be issued pursuant to the 2010 Plan is 2,850,000 (of which 1,525,491 shares of common stock remained available for issuance as of December 31, 2014).

The following shares of restricted common stock were issued during the year ended December 31, 2014:

Grant Date	Price at Grant Date	Number	Vesting Period (yrs.)
March 7, 2014(1)	$12.57	4,000	4
March 18, 2014(2)	$12.80	558,331	1, 3
March 24, 2014(3)	$12.56	83,500	3
May 13, 2014(4)	$12.89	12,412	1

(1)	Shares issued to certain of the Company’s employees. These shares vest over four years with 25% vesting on the first anniversary of the grant date and the remainder vesting in equal quarterly installments thereafter.
(2)	Shares issued to senior management and other employees of the Company. A portion of the stock grants (452,500 shares of restricted common stock) vest over a three-year period and include performance or service conditions. The remaining stock grants (105,831 shares of restricted common stock) include a variety of performance and market conditions, with the restricted shares vesting on December 31, 2014 based on the achievement of the Company’s objectives during the year ended December 31, 2014.
(3)	Shares issued to certain of the Company’s employees. These shares vest over a three-year period with 33% vesting in equal annual installments on December 31, 2014, 2015 and 2016.
(4)	Shares issued to members of the Company’s board of directors. These shares vest in equal quarterly installments.

Shares of the Parent Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Parent Company’s restricted common stock have full voting rights and rights to dividends upon grant. The Company recognized compensation expense during the years ended December 31, 2014, 2013 and 2012 of $4.6 million, $2.3 million and $3.2 million, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures for all periods presented. Stock compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations.

As of December 31, 2014 and 2013, there was approximately $5.1 million and $1.6 million, respectively; of total unrecognized compensation expense related to the non-vested shares of the Parent Company’s restricted common stock. As of December 31, 2014 and 2013, this expense was expected to be recognized over a weighted-average remaining period of 1.8 and 1.1 years, respectively.

	Number of Nonvested Shares of Restricted Common Stock	Weighted Average Grant Date Fair Value
Balance — January 1, 2014	611,683	$9.73
Grants	658,243	$12.77
Forfeitures/Expirations	(469,864)	$8.90
Vested	(372,482)	$12.69

Balance — December 31, 2014(1)	427,580	$12.75

(1)	During the year ended December 31, 2014, 597 shares of common stock were surrendered to the Parent Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock. The forfeiture of these shares is reflected in the accompanying consolidated statements of equity and capital as a decrease of the total restricted common shares issued during each period presented.

Agreements to provide profit participation interests related to development projects at certain properties are treated as stock-based compensation awards granted to a non-employee, which are classified as liabilities. The liability awards are carried at the greater of the grant date fair value or the estimated amount that would be owed if the obligation were to be settled as of the reporting date. There were no new profit participation interests awards granted during the year ended December 31, 2014. The current estimated settlement values for each of the profit participation interests are based on discounted cash flow models for each of the individual development projects subject to the awards. The critical assumptions utilized in those models at December 31, 2014 were the discount rates (ranging from 14.1% to 14.6%) and terminal capitalization rates (ranging from 7.85% to 8.25%). Other relevant assumptions in the models included estimates of remaining costs to complete construction and rental rate and lease-up assumptions. A profit participation interest related to a development project at the Plaza at Rockwall property in the amount of approximately $2.0 million was settled during the year ended December 31, 2014 (See Note 7). At December 31, 2014, obligations related to profit participation interests in the amount of approximately $2.9 million are included in other liabilities in the accompanying consolidated balance sheets.

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount of their eligible compensation as determined by the Internal Revenue Service. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to 3.0% of eligible compensation and 50% of employee deferrals for the next 2.0% of eligible compensation, is fully vested and funded as of December 31, 2014. Costs related to the matching portion of the plan for the years ended December 31, 2014, 2013 and 2012 were approximately $160,000, $150,000 and $119,000, respectively.

13. Equity of the Operating Partnership

As of December 31, 2014, the Operating Partnership had outstanding 62,132,895 OP units. The Parent Company owned 98.3% of the partnership interests in the Operating Partnership at December 31, 2014, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

As of December 31, 2014, the Operating Partnership had outstanding 1,180,975 Series A preferred units and 3,680,000 8.125% Series B Cumulative Redeemable Preferred Units (collectively referred to as the “Preferred Units”). The Preferred Units were issued to the Parent Company in exchange for the net proceeds from the issuance of preferred stock of the Parent Company and contain the same terms and conditions as the preferred stock instruments (including, among other things, distribution rates and exchange or redemption provisions).

During the year ended December 31, 2014, the Operating Partnership repurchased 819,025 Series A preferred units from the Parent Company (in connection with the Parent Company’s repurchase of its Series A preferred stock) for an aggregate cost of approximately $21.2 million at a weighted-average purchase price of $25.68 per unit. The Series A preferred units were subsequently retired by the Operating Partnership. The repurchase resulted in a cost of approximately $1.7 million, which is classified as cost of redemption of preferred units on the accompanying consolidated statements of operations.

During the year ended December 31, 2014, the Operating Partnership repurchased 105,775 common OP units from the Parent Company (in connection with the Parent Company’s repurchase of its common stock) for an aggregate cost of approximately $1.4 million at a weighted-average purchase price of $12.52 per unit. The OP units were subsequently retired by the Operating Partnership. No OP units were repurchased from the Parent Company in connection with repurchases of its common stock during the year ended December 31, 2013.

In connection with the Equity Distribution Agreements, during the year ended December 31, 2013 the Operating Partnership issued 3,211,928 OP units to the Parent Company in exchange for net proceeds of approximately $40.7 million. During the year ended December 31, 2014, the Operating Partnership did not issue any OP units to the Parent Company in connection with the Equity Distribution Agreements. Subsequent to December 31, 2014, the Operating Partnership issued 2,227,456 OP units to the Parent Company in exchange for net proceeds of approximately $30.2 million.

On June 25, 2014, the Operating Partnership issued 12,650,000 OP units to the Parent Company in exchange for net proceeds of approximately $160.5 million (in connection with the Parent Company’s public offering of common stock).

Consolidated net income is reported in the Operating Partnership’s consolidated financial statements at amounts that include the amounts attributable to both the unitholders and the non-controlling interests in a consolidated joint venture property.

The following table shows the vested partnership interests in the Operating Partnership as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	60,685,792	98.3%	47,769,682	97.9%
Non-controlling interests consisting of:
OP units held by employees and third parties	1,019,523	1.7%	1,019,523	2.1%

Total	61,705,315	100.0%	48,789,205	100.0%

14. Discontinued Operations

On July 19, 2013, the Company completed the disposition of the Walgreens property, located in North Corbin, Kentucky, for a sales price of approximately $4.5 million, excluding closing costs. On September 13, 2013, the Company completed the disposition of the Grant Creek Town Center property, located in Missoula, Montana, for a sales price of approximately $32.3 million, excluding closing costs. The Grant Creek Town Center property sale was classified as an exchange pursuant to section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”); therefore, the funds were restricted as to their usage and were reflected as restricted cash on the consolidated balance sheets until subsequently utilized to provide the purchase price for the acquisition of two properties during the year ended December 31, 2013 — see Note 3.

All properties sold were part of the retail properties segment — see Note 20. The following table provides information regarding the disposition of the properties:

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

The results of operations for these properties are reported as discontinued operations for all periods presented in the accompanying consolidated statements of operations. The following table summarizes the revenue and expense components that comprise income from discontinued operations (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Total revenues	$—	$1,805	$2,723
Total expenses	—	1,341	2,588

Income before non-controlling interests and gain on sale of real estate assets from discontinued operations	—	464	135
Gain on sale of real estate assets from discontinued operations	—	12,055	—
Non-controlling interest in discontinued operations(1)	—	(37)	358

Income from discontinued operations available to the common stockholders	$—	$12,482	$493

(1)	Amounts represent the portion of non-controlling interest related to OP units not held by the Parent Company that would be attributable to discontinued operations (no amounts would be allocable with respect to the consolidated financial statements of the Operating Partnership).

15. Investment in Unconsolidated Entities

In September 2012, the Company formed a limited liability company (“La Costa LLC”) with GEM Realty Capital, Inc. (“GEM”) in which the Company and GEM held 20% and 80% ownership interests, respectively. La Costa LLC was the owner of the La Costa Town Center property. The Company’s ownership interest in La Costa LLC was reflected in the accompanying balance sheets at the Company’s historical cost basis as an investment in a profit-sharing arrangement. La Costa LLC did not qualify as a VIE and consolidation was not required as the Company did not control the operations of the property and the majority owner bore the majority of any losses incurred. On October 9, 2014, the La Costa LLC completed the disposition of the La Costa Town Center property for a sales price of approximately $31.6 million, excluding closing costs (the Company’s proportionate share of the sales price was $6.3 million). The sale resulted in the Company’s recognition of a gain of approximately $2.1 million on the disposition of its investment in the entity, which was recognized in income in equity from unconsolidated entities on the accompanying consolidated statements of operations.

The Company holds a 50% tenant-in-common ownership interest in The Fountains at Bay Hill property (“Bay Hill”). The remaining 50% undivided interest in the Bay Hill property is held by MDC Fountains, LLC

(“MDC”). The Bay Hill property does not qualify as a VIE and consolidation is not required as the Company does not control the operations of the property. The Company receives 50% of the cash flow distributions and recognizes 50% of the results of operations. In addition, the Company receives fees in its role as the day-to-day property manager. The Company’s 50% ownership interest is reflected in the accompanying balance sheets as an investment in unconsolidated entities and the Company’s interest in the income or losses of the property is recorded based on the equity method of accounting.

General information on the Bay Hill property as of December 31, 2014 is as follows:

Unconsolidated Investment	Partner	Ownership Interest	Formation/ Acquisition Date	Property
Bay Hill(1)	MDC	50%	October 19, 2012	The Fountains at Bay Hill

(1)	At December 31, 2014, Bay Hill had real estate assets of $36.4 million, total assets of $39.4 million, mortgages payable of $24.0 million and total liabilities of $25.8 million. At December 31, 2013, Bay Hill had real estate assets of $37.0 million, total assets of $39.9 million, mortgages payable of $23.4 million and total liabilities of $25.6 million. Total revenues were $4.0 million, $3.8 million and $682,000, total expenses were $2.8 million, $3.3 million and $800,000 (including interest expense) and net income (loss) was $1.2 million, $489,000 and ($118,000) for the years ended December 31, 2014, 2013 and 2012, respectively. The outstanding mortgage note was refinanced in October 2014 with a notional amount of $24.0 million, which bears interest at a fixed rate of 3.75%. The new mortgage note has a maturity date of November 1, 2021.

16. Related Party Transactions

Subsequent to the Parent Company’s initial public offering, many of the employees of Excel Realty Holdings, LLC (“ERH”) became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. For the years ended December 31, 2014, 2013 and 2012, approximately $326,000, $333,000 and $313,000, respectively, was reimbursed to the Company from ERH and included in other income in the consolidated statements of operations.

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

The income tax treatment for dividends was as follows:

	December 31, 2014		December 31, 2013		December 31, 2012
	Per Share	Percentage of Total	Per Share	Percentage of Total	Per Share	Percentage of Total
Common stock:
Ordinary income	$0.3807	54.4%	$0.3731	55.5%	$0.4260	65.8%
Capital gain	0.1028	14.7%	0.0197	2.9%	—	—
Return of capital	0.2165	30.9%	0.2797	41.6%	0.2215	34.2%

Total	$0.7000	100.0%	$0.6725	100.0%	$0.6475	100.0%

	December 31, 2014		December 31, 2013		December 31, 2012
	Per Share	Percentage of Total	Per Share	Percentage of Total	Per Share	Percentage of Total
Series A preferred stock:
Ordinary income	$1.3781	78.7%	$1.6624	95.0%	$1.7500	100.0%
Capital gain	0.3719	21.3%	0.0876	5.0%	—	—
Return of capital	—	—	—	—	—	—

Total	$1.7500	100.0%	$1.7500	100.0%	$1.7500	100.0%

	December 31, 2014		December 31, 2013		December 31, 2012
	Per Share	Percentage of Total	Per Share	Percentage of Total	Per Share	Percentage of Total
Series B preferred stock:
Ordinary income	$1.5995	78.7%	$1.9296	95.0%	$1.4388	100.0%
Capital gain	0.4317	21.3%	0.1016	5.0%	—	—
Return of capital	—	—	—	—	—	—

Total	$2.0312	100.0%	$2.0312	100.0%	$1.4388	100.0%

The common and preferred stock dividend distributions made to holders of record as of December 31, 2014 and paid in 2015 were considered 2015 dividend distributions for federal income tax purposes.

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

Other:

The Company’s other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In management’s opinion, these matters are not expected to have a material adverse effect on its consolidated balance sheets, results of operations or cash flows. In addition, the Company expects to incur construction costs relating to development projects on portions of existing operating properties and at its non-operating properties (Chimney Rock Phase II, West Broad Marketplace and Southlake Park Village).

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

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis at December 31, 2014 (dollars in thousands):

	Balance at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Investment in equity securities (see Note 2)	$10,683	$10,683	$—	$—

Total	$10,683	$10,683	$—	$—

The following table reflects the fair values of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis at December 31, 2013 (dollars in thousands):

	Balance at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations(1)	$507	$—	$—	$507

Total	$507	$—	$—	$507

(1)

Amount reflects the fair value of funds expected to be received pursuant to master lease agreements executed in connection with the Promenade Corporate Center acquisition. The Company estimated the fair value of the asset based on its expectations of the probability of leasing or releasing spaces within the term of the master lease agreements and corresponding estimates for time required to lease, lease rates and funds required for tenant improvements and lease commissions. This amount was included in other assets in the accompanying consolidated balance sheets, with subsequent changes in the fair value of the asset recorded as a gain (loss) in earnings in the period in which the change occurs. The Company received final cash payments of $507,000 related to the master lease agreements in 2014.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2014 (in thousands):

Other Assets Related to Business Combinations(1)
Beginning balance, January 1, 2014	$507
Total gains:
Included in earnings	—
Purchases, issuances, or settlements	(507)

Ending balance, December 31, 2014	$—

(1)	The change of $507,000 for other assets related to business combinations during the year ended December 31, 2014 is comprised of payments received on the master lease agreements.

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

There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to any of the three levels of the fair value hierarchy during the years ended December 31, 2014 and 2013.

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

The fair values of certain additional financial assets and liabilities at December 31, 2014 and 2013 (fair value measurements categorized as Level 3 of the fair value hierarchy) are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Note receivable (Other Assets)	$—	$—	$750	$750
Financial liabilities:
Mortgage notes payable	192,748	195,729	251,191	254,473
Notes payable	238,000	235,940	179,500	179 ,500
Unsecured notes	348,758	353,662	100,000	100,000
Term loan	50,000	50,000	—	—

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

The following table reconciles the Company’s segment activity to its consolidated results of operations for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	For theYear Ended December 31,
	2014	2013	2012
Office Properties:
Total revenues	$9,205	$8,610	$8,522
Property operating expenses	(3,492)	(3,456)	(3,254)

Property operating income, as defined	5,713	5,154	5,268
Changes in fair value of contingent consideration	—	6	281
General and administrative costs	(11)	(28)	(102)
Depreciation and amortization	(3,566)	(3,725)	(3,748)
Interest expense	(192)	(772)	(790)
Interest income	1	—	—

Net income	$1,945	$635	$909

Multi-family Properties:
Total revenues	$5,420	$5,413	$1,074
Property operating expenses	(1,864)	(1,834)	(233)

Property operating income, as defined	3,556	3,579	841
General and administrative costs	(50)	(131)	(135)
Depreciation and amortization	(1,852)	(2,760)	(766)

Net income (loss)	$1,654	$688	$(60)

Retail Properties:
Total revenues	$115,698	$98,519	$74,825
Property operating expenses	(26,506)	(22,760)	(16,642)

Property operating income, as defined	89,192	75,759	58,183
Changes in fair value of contingent consideration	—	1,562	—
General and administrative costs	(17,948)	(13,712)	(13,559)
Depreciation and amortization	(45,243)	(39,661)	(30,286)
Interest expense	(23,975)	(18,172)	(14,860)
Interest income	239	204	173
Income (loss) from equity in unconsolidated entities	2,578	40	(320)
Gain on sale of real estate assets	—	—	—
Changes in fair value of financial instruments and gain on OP unit redemption	—	230	1,530
Loss on extinguishment of debt from sale of real estate asset	(5,192)	—	—
Gain on sale of real estate assets	5,842	—	—

Income from continuing operations	5,493	6,250	861
Income from discontinued operations	—	12,519	135

Net income	$5,493	$18,769	$996

Total Reportable Segments:
Total revenues	$130,323	$112,542	$84,421
Property operating expenses	(31,862)	(28,050)	(20,129)

Property operating income, as defined	98,461	84,492	64,292
Changes in fair value of contingent consideration	—	1,568	281
General and administrative expenses	(18,009)	(13,871)	(13,796)
Depreciation and amortization	(50,661)	(46,146)	(34,800)
Interest expense	(24,167)	(18,944)	(15,650)
Interest income	240	204	173
Loss from equity in unconsolidated entities	2,578	40	(320)
Changes in fair value of financial instruments and gain on OP unit redemption	—	230	1,530
Loss on extinguishment of debt from sale of real estate asset	(5,192)	—	—
Gain on sale of real estate assets	5,842	—	—

Income from continuing operations	9,092	7,573	1,710
Income from discontinued operations	—	12,519	135

Net income	$9,092	$20,092	$1,845

	For theYear Ended December 31,
	2014	2013	2012
Reconciliation to Consolidated Net Income Attributable to the Common Stockholders:
Total net (loss) income for reportable segments	9,092	20,092	1,845
Net (income) loss attributable to non-controlling interests	(340)	(568)	18

Net income (loss) attributable to Excel Trust, Inc.	$8,752	$19,524	$1,863

Reconciliation to Consolidated Net Income Attributable to the Unitholders (Operating Partnership):
Total net (loss) income for reportable segments	9,092	20,092	1,845
Net (income) loss attributable to non-controlling interests	(366)	(335)	(279)

Net income (loss) attributable to Excel Trust, L.P.	$8,726	$19,757	$1,566

The following table shows the Company’s consolidated total assets by segment at December 31, 2014, 2013 and 2012 (in thousands).

	December 31,
	2014	2013	2012
Assets:
Office Properties:
Total assets	62,747	67,273	70,473
Multi-family Properties:
Total assets	68,982	70,732	72,627
Retail Properties:
Total assets	1,515,408	1,080,816	936,154

Total Reportable Segments and Consolidated Assets:
Total assets	$1,647,137	$1,218,821	$1,079,254

21. Subsequent Events

On January 29, 2015, the Company entered into a sales agreement to sell the Promenade Corporate Center office property, located in Scottsdale, Arizona, for approximately $65.5 million. The sale of the property is subject to due diligence and other customary closing conditions. There can be no assurances that due diligence or other conditions will be satisfied or that the sale will close on the terms described herein, or at all.

On January 30, 2015, the Company completed the disposition of the Family Center at Orem property located in Orem, Utah for a sales price of approximately $21.5 million, excluding closing costs.

22. Supplemental Financial Information

The following represents the results of operations, expressed in thousands, except per share amounts for each quarter during the years ended December 31, 2014 and 2013. The sum of the quarterly financial data may vary from the annual data due to rounding (unaudited) (in thousands, except per share and per unit data):

Excel Trust, Inc.

2014	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$30,598	$30,630	$30,234	$38,864
Operating income	7,149	7,811	7,427	7,403
Income from equity in unconsolidated entities	69	95	75	2,339
Loss on extinguishment of debt from sale of real estate asset	—	—	—	(5,192)
Gain on sale of real estate assets	—	—	—	5,842
Cost of redemption of preferred stock	—	—	(1,477)	(210)
Net (loss) income attributable to the common stockholders	(549)	(839)	(2,830)	903
Net (loss) income per share-basic and diluted	$(0.01)	$(0.02)	$(0.05)	$0.01

2013	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$26,847	$27,463	$28,931	$29,805
Changes in fair value of contingent consideration	—	1,558	10	—
Income (loss) from equity in unconsolidated entities	39	(65)	12	53
Changes in fair value of financial instruments and gain on OP unit redemption	230	—	—	—
Income from continuing operations	219	3,427	1,520	2,394
Income from discontinued operations	105	45	12,319	63
Net (loss) income attributable to the common stockholders	(2,448)	623	10,739	(366)
Net (loss) income per share-basic and diluted	$(0.06)	$0.01	$0.22	$(0.01)

Excel Trust, L.P.

2014	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$30,598	$30,630	$30,234	$38,864
Operating income	7,149	7,811	7,427	7,403
Income from equity in unconsolidated entities	69	95	75	2,339
Loss on extinguishment of debt from sale of real estate asset	—	—	—	(5,192)
Gain on sale of real estate assets	—	—	—	5,842
Cost of redemption of preferred units	—	—	(1,477)	(210)
Net (loss) income attributable to the unitholders	(559)	(855)	(2,851)	924
Net (loss) income per unit-basic and diluted	$(0.01)	$(0.02)	$(0.05)	$0.01

2013	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$26,847	$27,463	$28,931	$29,805
Changes in fair value of contingent consideration	—	1,558	10	—
Income (loss) from equity in unconsolidated entities	39	(65)	12	53
Changes in fair value of financial instruments and gain on OP unit redemption	230	—	—	—
Income from continuing operations	219	3,427	1,520	2,394
Income from discontinued operations	105	45	12,319	63
Net (loss) income attributable to the unitholders	(2,507)	643	11,018	(373)
Net (loss) income per unit-basic and diluted	$(0.06)	$0.01	$0.22	$(0.01)

EXCEL TRUST INC. AND EXCEL TRUST, L.P.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

		Additions	Deductions	Adjustments
	Balance at Beginning of Year	Charged to Bad Debt Expense	Accounts Receivable Written- off’	Accounts Receivable Assumed	Balance at End of Year
Allowance for bad debts:
Year ended December 31, 2014	$895	$598	$(972)	$—	$521

Year ended December 31, 2013	$719	$1,100	$(924)	$—	$895

Year ended December 31, 2012	$631	$690	$(602)	$—	$719

EXCEL TRUST INC. AND EXCEL TRUST, L.P.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

(Dollars in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Carrying Amount as of the Close of Period
Properties	Encum- brances	Land	Building & Improve- ments	Land	Building & Improve- ments	Land	Building & Improve- ments	TOTAL	Accumulated Depre- ciation	TOTAL	Year Acquired
West Broad Village	$39,700	$24,543	$137,697	$—	$8,430	$24,543	$146,127	$170,670	$(8,783)	$161,887	2012
Downtown at the Gardens	42,545	13,920	91,241	—	1,048	13,920	92,289	106,209	(782)	105,427	2014
The Shops at Fort Union	—	24,270	100,173	—	—	24,270	100,173	124,443	(888)	123,555	2014
The Promenade	52,792	65,699	48,240	—	549	65,699	48,789	114,488	(6,411)	108,077	2011/2013
Park West Place	—	41,287	37,991	—	1,797	41,287	39,788	81,075	(6,737)	74,338	2010
Gilroy Crossing	—	22,520	39,903	—	456	22,520	40,359	62,879	(5,782)	57,097	2011
Brandywine Crossing(1)	—	22,957	26,460	—	889	22,957	27,349	50,306	(3,334)	46,972	2010/2014
Promenade Corporate Center	—	4,477	44,465	—	2,478	4,477	46,943	51,420	(4,725)	46,695	2012
Highland Reserve	—	8,750	42,175	—	—	8,750	42,175	50,925	—	50,925	2014
Plaza at Rockwall(2)	—	14,935	21,247	(553)	13,865	14,382	35,112	49,494	(5,522)	43,972	2010
Riverpoint Marketplace	—	7,700	33,024	—	—	7,700	33,024	40,724	—	40,724	2014
Lake Pleasant Pavilion	27,513	9,958	28,127	—	174	9,958	28,301	38,259	(2,397)	35,862	2012
Stadium Center(2)	—	10,284	28,872	—	33	10,284	28,905	39,189	(1,644)	37,545	2013
Dellagio	—	16,780	20,106	675	60	17,455	20,166	37,621	(1,586)	36,035	2012
League City Town Center	—	10,858	24,767	—	—	10,858	24,767	35,625	(1,465)	34,160	2013
Vestavia Hills City Center	833	8,356	20,429	—	3,797	8,356	24,226	32,582	(4,007)	28,575	2010/2011
The Crossings of Spring Hill	—	5,103	23,196	—	115	5,103	23,311	28,414	(2,890)	25,524	2011
Tracy Pavilion	—	6,193	22,611	—	1,560	6,193	24,171	30,364	(1,725)	28,639	2013
Red Rock Commons	—	10,823	—	—	21,004	10,823	21,004	31,827	(2,508)	29,319	2007
Edwards Theater	—	10,283	13,600	—	—	10,283	13,600	23,883	(2,317)	21,566	2011
Rosewick Crossing	—	12,024	10,499	—	76	12,024	10,575	22,599	(2,012)	20,587	2010
EastChase Market Center	—	4,215	19,567	—	78	4,215	19,645	23,860	(2,182)	21,678	2012
Chimney Rock(2)	—	7,369	14,627	—	11,666	7,369	26,293	33,662	(1,693)	31,969	2012
Excel Centre	—	1,095	10,716	—	7,187	1,095	17,903	18,998	(6,818)	12,180	2004
Hulen	13,174	2,230	16,514	—	241	2,230	16,755	18,985	(2,766)	16,219	2010
Anthem Highlands	—	5,929	9,819	—	119	5,929	9,938	15,867	(1,158)	14,709	2011
Family Center at Orem(3)	—	4,450	11,229	—	—	4,450	11,229	15,679	(134)	15,545	2014
Centennial Crossroads	—	3,868	11,484	—	7	3,868	11,491	15,359	(385)	14,974	2013
LA Fitness	—	3,123	9,957	—	—	3,123	9,957	13,080	(413)	12,667	2013
Pavilion Crossing	—	3,729	9,268	—	75	3,729	9,343	13,072	(740)	12,332	2012
Shops at Foxwood	—	4,680	6,889	—	61	4,680	6,950	11,630	(977)	10,653	2010
Northside Plaza	12,000	6,477	893	—	6,783	6,477	7,676	14,153	(1,123)	13,030	2010
Meadow Ridge Plaza	—	3,781	4,706	—	94	3,781	4,800	8,581	(396)	8,185	2012
Shoppes of Belmere	—	4,701	5,122	—	—	4,701	5,122	9,823	(369)	9,454	2012

		Initial Cost		Cost Capitalized Subsequent to Acquisition		Carrying Amount as of the Close of Period
Properties	Encum- brances	Land	Building & Improve- ments	Land	Building & Improve- ments	Land	Building & Improve- ments	TOTAL	Accumulated Depre- ciation	TOTAL	Year Acquired
Lake Burden Shoppes	—	3,981	4,020	—	—	3,981	4,020	8,001	(274)	7,727	2012
Five Forks Crossing	—	1,796	6,874	—	(98)	1,796	6,776	8,572	(2,245)	6,327	2005
Mariners Point	—	1,950	4,220	—	24	1,950	4,244	6,194	(717)	5,477	2010
Newport Town Center	—	1,586	6,571	—	(62)	1,586	6,509	8,095	(1,884)	6,211	2007
Merchant Central	—	1,059	4,298	—	66	1,059	4,364	5,423	(696)	4,727	2010
Cedar Square(4)	—	1,667	2,808	(1,381)	61	286	2,869	3,155	(5)	3,150	2013
Southlake Park Village	—	15,989	265	71	27,836	16,060	28,101	44,161	(53)	44,108	2013
West Broad Marketplace	1,772	20,018	—	887	3,138	20,905	3,138	24,043		24,043	2014

	$190,329	$455,413	$974,670	$(301)	$113,607	$455,112	$1,088,277	$1,543,389	$(90,543)	$1,452,846

(1)	Includes the acquisitions of outparcels that were previously not owned at the property in 2014.
(2)	Includes amounts attributed to development or redevelopment projects, including Phases II and III at the Chimney Rock property, the Stadium Center property expansion and Phase III at the Plaza at Rockwall property.
(3)	The Family Center at Orem property was sold in January 2015.
(4)	In November 2014, the Company sold the inline retail portion of the Cedar Square property.

The following is a reconciliation of total real estate carrying value and related accumulated depreciation for the years ended December 31:

	2014	2013	2012
Real Estate:
Balance, beginning of period	$1,147,565	$981,128	$602,253
Dispositions	(20,618)	(23,397)	(23,439)
Acquisitions and additions	416,442	189,834	402,314

Balance, end of period	$1,543,389	$1,147,565	$981,128

Accumulated Depreciation:
Balance, beginning of period	$(61,479)	$(36,765)	$(18,294)
Dispositions	1,493	2,024	366
Depreciation	(30,557)	(26,738)	(18,837)

Balance, end of period	$(90,543)	$(61,479)	$(36,765)

The Company’s Federal Tax Basis at December 31, 2014 was approximately $1.6 billion.

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Excel Trust, Inc.’s internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. Management has used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the Company’s internal control over financial reporting. Based upon this assessment, management concluded that Excel Trust, Inc.’s internal control over financial reporting operated effectively as of December 31, 2014.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Operating Partnership’s internal control over financial reporting is supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. Management has used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess the Operating Partnership’s internal control over financial reporting. Based upon this assessment, management concluded that the Operating Partnership’s internal control over financial reporting operated effectively as of December 31, 2014.

This annual report does not include an attestation report of the Operating Partnership’s internal control over financial reporting, which was not subject to attestation by the Operating Partnership’s independent registered public accounting firm pursuant to the SEC’s rules applicable to “non-accelerated filers.”

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

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed with the SEC relating to Excel Trust, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed with the SEC relating to Excel Trust, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed with the SEC relating to Excel Trust, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed with the SEC relating to Excel Trust, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed with the SEC relating to Excel Trust, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed with the SEC relating to Excel Trust, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information concerning our principal accounting fees and services required by Item 14 will be included in the Proxy Statement to be filed with the SEC relating to Excel Trust, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(b) See Exhibit Index.

(c) Not Applicable.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Excel Trust, Inc. (1)

3.2	Amended and Restated Bylaws of Excel Trust, Inc. (1)

3.3	Articles Supplementary Classifying 7.00% Series A Cumulative Convertible Perpetual Preferred Stock of Excel Trust, Inc. (2)

3.4	Articles Supplementary Classifying 8.125% Series B Cumulative Redeemable Preferred Stock of Excel Trust, Inc. (3)

4.1	Form of Certificate for Common Stock of Excel Trust, Inc. (1)

4.2	Specimen Certificate for 7.00% Series A Cumulative Convertible Perpetual Preferred Stock of Excel Trust, Inc. (2)

4.3	Specimen Certificate for 8.125% Series B Cumulative Redeemable Preferred Stock of Excel Trust, Inc. (3)

10.1	Second Amended and Restated Agreement of Limited Partnership of Excel Trust, L.P. (3)

10.2	Registration Rights Agreement, dated May 4, 2010, by and among Excel Trust, Inc., Excel Trust, L.P. and the persons named therein. (4)

10.3	Registration Rights Agreement, dated as of January 28, 2011, by and among Excel Trust, Inc., Stifel, Nicolaus & Company, Incorporated and Raymond James & Associates, Inc. (2)

10.4	Contribution Agreement (common stock) between Excel Trust, Inc. and Gary B. Sabin dated as of December 24, 2009. (1)

10.5	Contribution Agreement (common stock) between Excel Trust, Inc. and additional contributors dated as of December 24, 2009. (1)

10.6	Contribution Agreement (operating partnership units) between Excel Trust, L.P. and Gary B. Sabin dated as of December 24, 2009. (1)

10.7	Contribution Agreement (operating partnership units) between Excel Trust, L.P. and James Y. Nakagawa dated as of December 24, 2009. (1)

10.8	Contribution Agreement (operating partnership units) between Excel Trust, L.P. and S. Eric Ottesen dated as of December 24, 2009. (1)

10.9	Contribution Agreement (operating partnership units) between Excel Trust, L.P. and Mark T. Burton dated as of December 24, 2009. (1)

10.10	Form of Contribution Agreement (operating partnership units) between Excel Trust, L.P. and additional contributors dated as of December 24, 2009. (1)

10.11	First Amendment to Contribution Agreement (common stock) between Excel Trust, Inc. and Gary B. Sabin dated as of April 21, 2010. (1)

10.12	First Amendment to Contribution Agreement (common stock) between Excel Trust, Inc. and additional contributor dated as of April 21, 2010. (1)

10.13	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and Gary B. Sabin dated as of April 21, 2010. (1)

10.14	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and James Y. Nakagawa dated as of April 21, 2010. (1)

Exhibit Number	Description

10.15	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and S. Eric Ottesen dated as of April 21, 2010. (1)

10.16	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and Mark T. Burton dated as of April 21, 2010. (1)

10.17	First Amendment to Contribution Agreement (operating partnership units) between Excel Trust, L.P. and additional contributor dated as of April 21, 2010. (1)

10.18	2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (as Amended and Restated Effective May 13, 2014). (5)

10.19	Excel Trust, Inc. and Excel Trust, L.P. Incentive Bonus Plan. (4)

10.20	Form of Restricted Stock Award Agreement under the 2010 Equity Incentive Award Plan (Time-Based Vesting). (6)

10.21	Form of Restricted Stock Award Agreement under the 2010 Equity Incentive Award Plan (Performance-Based Vesting). (6)

10.22	Form of Indemnification Agreement between Excel Trust, Inc. and each of its directors and officers. (1)

10.23	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Gary B. Sabin. (7)

10.24	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Spencer G. Plumb. (7)

10.25	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and James Y. Nakagawa. (7)

10.26	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Mark T. Burton. (7)

10.27	Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and S. Eric Ottesen. (7)

10.28	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Gary B. Sabin. (6)

10.29	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and James Y. Nakagawa. (6)

10.30	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and S. Eric Ottesen. (6)

10.31	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Spencer G. Plumb. (6)

10.32	First Amendment to Employment Agreement among Excel Trust, Inc., Excel Trust, L.P. and Mark T. Burton. (6)

10.33	Amended and Restated Credit Agreement, dated July 20, 2012, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, Wells Fargo Securities, LLC and KeyBanc Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners, Wells Fargo Bank, National Association, as Administrative Agent, KeyBank National Association, as Syndication Agent, US Bank, National Association, PNC Bank, National Association and Union Bank, N.A., as Documentation Agents, and certain other lenders party thereto. (8)

10.34	First Amendment to Amended and Restated Credit Agreement, dated October 8, 2013, by and among Excel Trust, L.P., as Borrower, Excel Trust, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto. (9)

10.35	Purchase and Sale Agreement and Joint Escrow Instructions, dated May 6, 2010, between CNLRS Rockwall, L.P. and Excel Trust, L.P. (4)

Exhibit Number	Description

10.36	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated May 19, 2010, between CNLRS Rockwall, L.P. and Excel Trust, L.P. (4)

10.37	Loan Purchase Agreement dated August 30, 2010 between Propst Vestavia LLC and Excel Vestavia LLC. (Vestavia Hills City Center) (10)

10.38	Release Agreement and Covenant Not to Sue dated August 30, 2010 among AIG Baker Vestavia, L.L.C., AIG/Baker Partnership and Excel Vestavia LLC. (Vestavia Hills City Center) (10)

10.39	Purchase and Sale Agreement and Joint Escrow Instructions dated September 3, 2010 between Faison-Brandywine, LLC and Excel Trust, L.P. (Brandywine Crossing) (11)

10.40	Purchase and Sale Agreement and Joint Escrow Instructions dated September 3, 2010 between Faison-Rosewick, LLC and Excel Trust, L.P. (Rosewick Crossing) (11)

10.41	Purchase and Sale Agreement and Joint Escrow Instructions dated September 23, 2010. (Park West Place) (12)

10.42	Purchase and Sale Agreement and Joint Escrow Instructions between Lakha Properties — Gilroy LLC and Excel Trust, L.P. dated December 9, 2010. (Gilroy Crossing) (13)

10.43	Purchase and Sale Agreement and Joint Escrow Instructions dated March 21, 2011 between Pacific Promenade, LLC and Excel Trust, L.P. (6)

10.44	Purchase and Sale Agreement and Joint Escrow Instructions dated October 25, 2011 between Levine Investments Limited Partnership and Excel Trust, L.P., as amended. (14)

10.45	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, between Della Road Development, LLC and Excel Trust, L.P., dated October 9, 2012. (15)

10.46	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, among Lake Burden/Overstreet 1, LLC, Maguire Shoppes LLC, Maguire Shoppes II, LLC and Excel Trust, L.P., dated May 31, 2012. (15)

10.47	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, among West Broad Village III, LLC, West Broad Village V, LLC and Excel Trust, L.P., dated May 31, 2012. (15)

10.48	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, between Bay Hill Fountains, L.L.C. and Excel Trust, L.P., dated May 31, 2012. (15)

10.48	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, between Bay Hill Fountains, L.L.C. and Excel Trust, L.P., dated May 31, 2012. (15)

10.49	Note Purchase Agreement, among Excel Trust, L.P., Excel Trust, Inc. and the purchasers named therein, dated as of November 12, 2013. (16)

10.50	Guaranty of Excel Trust, Inc. and certain of its subsidiaries named therein, dated as of November 12, 2013. (16)

10.51	Indenture, dated as of May 12, 2014, by and among Excel Trust, L.P., Excel Trust, Inc. and Wells Fargo Bank, National Association, as trustee. (17)

10.52	Supplemental Indenture, dated as of May 12, 2014, by and among Excel Trust, L.P., Excel Trust, Inc. and Wells Fargo Bank, National Association, as trustee, including the form of 4.625% Senior Notes due 2024 and guarantee thereof. (17)

10.53	Purchase and Sale Agreement and Joint Escrow Instructions, as amended, among DDR Fort Union I and II LLC, DDR Midvalley LLC, DDR Family Centers LP, DDR Fort Union W LLC, Hermes Associates, Hermes Associates, Ltd., University Square Associates, Ltd. and Excel Trust, L.P., dated May 16, 2014. (18)

Exhibit Number	Description

12.1*	Ratio of Earnings to Fixed Charges.

21.1*	List of Subsidiaries of Excel Trust, Inc.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
(1)	Incorporated herein by reference to Excel Trust, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-164031), filed with the Securities and Exchange Commission on December 24, 2009.
(2)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2011.
(3)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2012.
(4)	Incorporated herein by reference to Excel Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 4, 2010.
(5)	Incorporated herein by reference to Excel Trust, Inc.’s and Excel Trust, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2014.
(6)	Incorporated herein by reference to Excel Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2011.
(7)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010.
(8)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2012.
(9)	Incorporated herein by reference to Excel Trust, Inc.’s and Excel Trust, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2013.
(10)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2010.
(11)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2010.
(12)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2010.
(13)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2010.
(14)	Incorporated herein by reference to Excel Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2012.

(15)	Incorporated herein by reference to Excel Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2012.
(16)	Incorporated herein by reference to Excel Trust, Inc.’s and Excel Trust, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2013.
(17)	Incorporated herein by reference to Excel Trust, Inc.’s and Excel Trust, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2014.
(18)	Incorporated herein by reference to Excel Trust, Inc.’s and Excel Trust, L.P.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

EXCEL TRUST, INC.	EXCEL TRUST, L.P.

/S/ GARY B. SABIN	/S/ GARY B. SABIN
Gary B. Sabin	Gary B. Sabin
Chief Executive Officer (Principal Executive Officer)	Chief Executive Officer (Principal Executive Officer)

/S/ JAMES Y. NAKAGAWA	/S/ JAMES Y. NAKAGAWA
James Y. Nakagawa	James Y. Nakagawa
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Dated: February 27, 2015	Dated: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY B. SABIN Gary B. Sabin	Chairman of the Board of Directors	February 27, 2015

/S/ SPENCER G. PLUMB Spencer G. Plumb	Director	February 27, 2015

/S/ MARK T. BURTON Mark T. Burton	Director	February 27, 2015

/S/ BRUCE G. BLAKLEY Bruce G. Blakley	Director	February 27, 2015

/S/ BURLAND B. EAST III Burland B. East III	Director	February 27, 2015

/S/ ROBERT E. PARSONS, JR. Robert E. Parsons, Jr.	Director	February 27, 2015

/S/ WARREN R. STALEY Warren R. Staley	Director	February 27, 2015