Form 10-Q
period 2015-03-31
Excel Trust, Inc.; Excel Trust, L.P.
filed 2015-05-01
CIK 1478950, 1492323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Excel Trust, Inc.    Yes  ☐    No  ☒

Excel Trust, L.P.    Yes  ☐    No  ☒

Number of shares of Excel Trust, Inc. common stock outstanding as of April 29, 2015, $0.01 par value per share: 63,403,152 shares

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2015 of Excel Trust, Inc., a Maryland corporation, and Excel Trust, L.P., a Delaware limited partnership of which Excel Trust, Inc. is the parent company and general partner. Unless stated otherwise or the context otherwise requires, all references in this report to “we,” “our,” “us” or “the Company” refer to Excel Trust, Inc., together with its controlled and consolidated subsidiaries, including Excel Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” or “our operating partnership” refer to Excel Trust, L.P. and its controlled and consolidated subsidiaries.

Excel Trust, Inc. is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of March 31, 2015, Excel Trust, Inc. owned an approximate 98.4% partnership interest in the Operating Partnership. The remaining 1.6% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, Excel Trust, Inc. exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

EXCEL TRUST, INC.

EXCEL TRUST, L.P.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS:
Property:
Land	$433,635	$455,112
Buildings	860,390	921,604
Site improvements	83,222	87,305
Tenant improvements	65,484	70,549
Construction in progress	16,927	8,819
Less accumulated depreciation	(92,993)	(90,543)

Property, net	1,366,665	1,452,846
Cash and cash equivalents	5,525	6,603
Restricted cash	94,102	8,272
Tenant receivables, net	5,772	5,794
Lease intangibles, net	110,068	123,373
Deferred rent receivable	10,376	11,479
Other assets	20,404	32,081
Real estate held for sale, net of accumulated depreciation	27,295	—
Investment in unconsolidated entities	6,671	6,689

Total assets(1)	$1,646,878	$1,647,137

LIABILITIES AND EQUITY:
Liabilities:
Mortgages payable, net	$192,956	$192,748
Notes payable	199,000	238,000
Unsecured notes	398,791	398,758
Accounts payable and other liabilities	37,920	34,338
Liabilities of real estate held for sale	2,207	—
Lease intangibles, net	37,439	42,470
Dividends/distributions payable	13,580	12,857

Total liabilities(2)	881,893	919,171
Commitments and contingencies
Equity:
Stockholders’ equity
Preferred stock, 50,000,000 shares authorized
7.0% Series A cumulative convertible perpetual preferred stock, $29,524 liquidation preference ($25.00 per share), 1,180,975 shares issued and outstanding at March 31, 2015 and December 31, 2014	28,168	28,168
8.125% Series B cumulative redeemable preferred stock, $92,000 liquidation preference ($25.00 per share), 3,680,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	88,720	88,720
Common stock, $.01 par value, 200,000,000 shares authorized; 63,403,152 and 61,113,372 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	633	610
Additional paid-in capital	628,517	597,723
Retained Earnings	6,215	—
Accumulated other comprehensive gain	—	168

Total stockholders’ equity	752,253	715,389
Non-controlling interests	12,732	12,577

Total equity	764,985	727,966

Total liabilities and equity	$1,646,878	$1,647,137

(1)

Excel Trust, Inc.’s consolidated total assets at March 31, 2015 and December 31, 2014 include $40,302 and $39,783, respectively, of assets (primarily real estate assets) of two variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs.

(2)

Excel Trust, Inc.’s consolidated total liabilities at March 31, 2015 and December 31, 2014 include $968 and $823 of accounts payable and other liabilities, respectively, that do not have recourse to Excel Trust, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Revenues:
Rental revenue	$31,976	$24,908
Tenant recoveries	7,443	5,256
Other income	1,072	434

Total revenues	40,491	30,598
Expenses:
Maintenance and repairs	2,987	2,223
Real estate taxes	4,417	3,366
Management fees	643	518
Other operating expenses	2,732	1,731
General and administrative	4,348	3,815
Depreciation and amortization	17,266	11,796

Total expenses	32,393	23,449

Operating income	8,098	7,149
Interest expense	(7,551)	(4,989)
Interest income	50	49
Income from equity in unconsolidated entities	134	69
Gain on sale of real estate assets	19,661	—

Net income	20,392	2,278
Net income attributable to non-controlling interests	(379)	(83)

Net income attributable to Excel Trust, Inc.	20,013	2,195
Preferred stock dividends	(2,385)	(2,744)

Net income (loss) attributable to the common stockholders	$17,628	$(549)

Net income (loss) per share attributable to the common stockholders:
Basic earnings (loss) per share	$0.28	$(0.01)

Diluted earnings (loss) per share	$0.28	$(0.01)

Weighted-average common shares outstanding:
Basic	62,473	47,785

Diluted	64,987	47,785

Dividends declared per common share	$0.18	$0.175

Net income	$20,392	$2,278
Other comprehensive income:
Change in unrealized gain on investment in equity securities	137	—
Gain on sale of equity securities (reclassification adjustment)	(308)	—

Comprehensive income	20,221	2,278
Comprehensive income attributable to non-controlling interests	(376)	(83)

Comprehensive income attributable to Excel Trust, Inc.	$19,845	$2,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative (Deficit) Retained Earnings	Accumulated other Comprehensive Gain (Loss)	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2015	$28,168	$88,720	61,113,372	$610	$597,723	$—	$168	$715,389	$12,577	$727,966
Net proceeds from sale of common stock	—	—	2,220,838	22	29,846	—	—	29,868	—	29,868
Issuance of restricted common stock awards	—	—	152,137	2	(2)	—	—	—	—	—
Forfeiture of restricted common stock awards	—	—	(83,195)	(1)	1	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	1,063	—	—	1,063	—	1,063
Common stock dividends	—	—	—	—	—	(11,413)	—	(11,413)	—	(11,413)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(335)	(335)
Net income	—	—	—	—	—	20,013	—	20,013	379	20,392
Preferred stock dividends	—	—	—	—	—	(2,385)	—	(2,385)	—	(2,385)
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	(168)	(168)	(3)	(171)
Adjustment for non-controlling interests	—	—	—	—	(114)	—	—	(114)	114	—

Balance at March 31, 2015	$28,168	$88,720	63,403,152	$633	$628,517	$6,215	$—	$752,253	$12,732	$764,985

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Cumulative (Deficit) Retained Earnings	Accumulated other Comprehensive Gain	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2014	$47,703	$88,720	43,381,365	$482	$478,541	$—	$—	$615,446	$11,938	$627,384
Repurchase of common stock	—	—	(105,775)	(1)	(1,406)	—	—	(1,407)	—	(1,407)
Forfeiture of restricted common stock awards	—	—	(465,864)	(4)	4	—	—	—	—	—
Issuance of restricted common stock awards	—	—	645,460	6	(6)	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	574	—	—	574	—	574
Common stock dividends	—	—	—	—	(8,479)	—	—	(8,479)	—	(8,479)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(326)	(326)
Net income	—	—	—	—	—	2,195	—	2,195	83	2,278
Preferred stock dividends	—	—	—	—	(549)	(2,195)	—	(2,744)	—	(2,744)
Adjustment for non-controlling interests	—	—	—	—	80	—	—	80	(80)	—

Balance at March 31, 2014	$47,703	$88,720	48,455,186	$483	$468,759	$—	$—	$605,665	$11,615	$617,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities:
Net income	$20,392	$2,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,266	11,796
Gain on sale of real estate assets	(19,661)	—
Gain on sale of equity securities	(308)	—
(Income) loss from equity in unconsolidated entities	(134)	(69)
Deferred rent receivable	(761)	(602)
Amortization of above- and below-market leases	(619)	(138)
Amortization of deferred balances	509	333
Bad debt expense	449	206
Share-based compensation expense	1,063	574
Distributions from unconsolidated entities	202	154
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	(531)	1,205
Other assets	(1,289)	(1,377)
Accounts payable and other liabilities	3,086	296

Net cash provided by operating activities	19,664	14,656

Cash flows from investing activities:
Development of property and property improvements	(8,410)	(4,921)
Receipt of master lease payments	—	36
Capitalized leasing costs	(297)	(269)
Proceeds from the sale of equity securities	10,820	—
Restricted cash	(681)	(388)

Net cash provided by (used in) investing activities	1,432	(5,542)

Cash flows from financing activities:
Issuance of common stock	30,544	—
Common stock offering costs	(626)	—
Repurchase of common stock	—	(1,407)
Payments on mortgages payable	(956)	(12,557)
Proceeds from mortgages payable	1,274	—
Payments on notes payable	(39,000)	—
Proceeds from notes payable	—	18,500
Distribution to non-controlling interests	(329)	(326)
Preferred stock dividends	(2,386)	(2,744)
Common stock dividends	(10,695)	(8,467)
Deferred financing costs	—	(51)

Net cash used in financing activities	(22,174)	(7,052)

Net (decrease) increase	(1,078)	2,062
Cash and cash equivalents, beginning of period	6,603	3,245

Cash and cash equivalents, end of period	$5,525	$5,307

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$4,303	$3,396

Non-cash investing and financing activity:
Dispositions of real estate assets classified as a 1031 exchange (including gain on sale of real estate assets of $19,661)	$85,341	$—

Common stock dividends payable	$11,412	$8,479

Preferred stock dividends payable	$1,984	$2,287

OP unit distributions payable	$184	$178

Accrued additions to operating and development properties	$10,457	$3,971

Change in unrealized gain on investment in equity securities	$171	$—

Reclassification of assets to real estate held for sale	$27,295	$—

Reclassification of liabilities to liabilities of real estate held for sale	$2,207	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per unit amounts)

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS:

Property:
Land	$433,635	$455,112
Buildings	860,390	921,604
Site improvements	83,222	87,305
Tenant improvements	65,484	70,549
Construction in progress	16,927	8,819
Less accumulated depreciation	(92,993)	(90,543)

Property, net	1,366,665	1,452,846
Cash and cash equivalents	5,525	6,603
Restricted cash	94,102	8,272
Tenant receivables, net	5,772	5,794
Lease intangibles, net	110,068	123,373
Deferred rent receivable	10,376	11,479
Other assets	20,404	32,081
Real estate held for sale, net of accumulated depreciation	27,295	—
Investment in unconsolidated entities	6,671	6,689

Total assets(1)	$1,646,878	$1,647,137

LIABILITIES AND CAPITAL:

Liabilities:
Mortgages payable, net	$192,956	$192,748
Notes payable	199,000	238,000
Unsecured notes	398,791	398,758
Accounts payable and other liabilities	37,920	34,338
Liabilities of real estate held for sale	2,207	—
Lease intangibles, net	37,439	42,470
Distributions payable	13,580	12,857

Total liabilities(2)	881,893	919,171
Commitments and contingencies
Capital:
Partners’ capital:
Preferred OP units, 50,000,000 units authorized
7.0% Series A cumulative convertible perpetual preferred units, $29,524 liquidation preference ($25.00 per unit), 1,180,975 units issued and outstanding at March 31, 2015 and December 31, 2014	28,168	28,168
8.125% Series B cumulative redeemable preferred units, $92,000 liquidation preference ($25.00 per unit), 3,680,000 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively	88,720	88,720
Limited partners’ capital, 1,019,523 common OP units issued and outstanding at March 31, 2015 and December 31, 2014	1,533	1,428
General partner’s capital, 63,403,152 and 61,113,372 common OP units issued and outstanding at March 31, 2015 and December 31, 2014	644,128	606,982
Accumulated other comprehensive gain	—	171

Total partners’ capital	762,549	725,469
Non-controlling interests	2,436	2,497

Total capital	764,985	727,966

Total liabilities and capital	$1,646,878	$1,647,137

(1)

Excel Trust, L.P.’s consolidated total assets at March 31, 2015 and December 31, 2014 include $40,302 and $39,783, respectively, of assets (primarily real estate assets) of two VIEs that can only be used to settle the liabilities of those VIEs.

(2)

Excel Trust, L.P.’s consolidated total liabilities at March 31, 2015 and December 31, 2014 include $968 and $823 of accounts payable and other liabilities, respectively, that do not have recourse to Excel Trust, L.P.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit data)

(Unaudited)

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Revenues:
Rental revenue	$31,976	$24,908
Tenant recoveries	7,443	5,256
Other income	1,072	434

Total revenues	40,491	30,598
Expenses:
Maintenance and repairs	2,987	2,223
Real estate taxes	4,417	3,366
Management fees	643	518
Other operating expenses	2,732	1,731
General and administrative	4,348	3,815
Depreciation and amortization	17,266	11,796

Total expenses	32,393	23,449

Operating income	8,098	7,149
Interest expense	(7,551)	(4,989)
Interest income	50	49
Income (loss) from equity in unconsolidated entities	134	69
Gain on sale of real estate assets	19,661	—

Net income	20,392	2,278
Net income attributable to non-controlling interests	(90)	(93)

Net income attributable to Excel Trust, L.P.	20,302	2,185
Preferred operating unit distributions	(2,385)	(2,744)

Net income (loss) attributable to the unitholders	$17,917	$(559)

Net income (loss) per unit attributable to the unitholders:
Basic earnings (loss) per unit	$0.28	$(0.01)

Diluted earnings (loss) per unit	$0.28	$(0.01)

Weighted-average common operating partnership units outstanding:
Basic	63,493	48,805

Diluted	66,006	48,805

Distributions declared per common operating partnership unit	$0.18	$0.175

Net income	$20,392	$2,278
Other comprehensive income:
Change in unrealized gain on investment in equity securities	137	—
Gain on sale of equity securities (reclassification adjustment)	(308)	—

Comprehensive income	20,221	2,278
Comprehensive (income) loss attributable to non-controlling interests	(90)	(93)

Comprehensive income attributable to Excel Trust, L.P.	$20,131	$2,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL

(Dollars in thousands)

(Unaudited)

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital
	Series A	Series B	Common OP Units	Amount	Common OP Units	Amount	Accumulated other Comprehensive Gain	Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance at January 1, 2015	$28,168	$88,720	1,019,523	$1,428	61,113,372	$606,982	$171	$725,469	$2,497	$727,966
Net proceeds from issuance of common OP units	—	—	—	—	2,220,838	29,868	—	29,868	—	29,868
Forfeiture of restricted common OP unit awards	—	—	—	—	(83,195)	—	—	—	—	—
Issuance of restricted common OP unit awards	—	—	—	—	152,137	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	—	1,063	—	1,063	—	1,063
OP unit distributions	(516)	(1,869)	—	(184)	—	(11,413)	—	(13,982)	(151)	(14,133)
Net income	516	1,869	—	289	—	17,628	—	20,302	90	20,392
Change in unrealized loss on investment in equity securities	—	—	—	—	—	—	(171)	(171)	—	(171)

Balance at March 31, 2015	$28,168	$88,720	1,019,523	$1,533	63,403,152	$644,128	$—	$762,549	$2,436	$764,985

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital
	Series A	Series B	Common OP Units	Amount	Common OP Units	Amount	Accumulated other Comprehensive Gain	Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance at January 1, 2014	$47,703	$88,720	1,019,523	$2,166	48,381,365	$487,134	$—	$625,723	$1,661	$627,384
Repurchase of common OP units	—	—	—	—	(105,775)	(1,407)	—	(1,407)	—	(1,407)
Forfeiture of restricted common OP unit awards	—	—	—	—	(465,864)	—	—	—	—	—
Issuance of restricted common OP unit awards	—	—	—	—	645,460	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	—	574	—	574	—	574
OP unit distributions	(875)	(1,869)	—	(178)	—	(8,479)	—	(11,401)	(148)	(11,549)
Net income (loss)	875	1,869	—	(10)	—	(549)	—	2,185	93	2,278

Balance at March 31, 2014	$47,703	$88,720	1,019,523	$1,978	48,455,186	$477,273	$—	$615,674	$1,606	$617,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities:
Net income	$20,392	$2,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,266	11,796
Gain on sale of real estate assets	(19,661)	—
Gain on sale of equity securities	(308)	—
(Income) loss from equity in unconsolidated entities	(134)	(69)
Deferred rent receivable	(761)	(602)
Amortization of above- and below-market leases	(619)	(138)
Amortization of deferred balances	509	333
Bad debt expense	449	206
Share-based compensation expense	1,063	574
Distributions from unconsolidated entities	202	154
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	(531)	1,205
Other assets	(1,289)	(1,377)
Accounts payable and other liabilities	3,086	296

Net cash provided by operating activities	19,664	14,656

Cash flows from investing activities:
Development of property and property improvements	(8,410)	(4,921)
Receipt of master lease payments	—	36
Capitalized leasing costs	(297)	(269)
Proceeds from the sale of equity securities	10,820	—
Restricted cash	(681)	(388)

Net cash provided by (used in) investing activities	1,432	(5,542)

Cash flows from financing activities:
Issuance of common OP units	29,918	—
Repurchase of common OP units	—	(1,407)
Payments on mortgages payable	(956)	(12,557)
Proceeds from mortgages payable	1,274	—
Payments on notes payable	(39,000)	—
Proceeds from notes payable	—	18,500
Distribution to non-controlling interests	(151)	(148)
Preferred OP unit distributions	(2,386)	(2,744)
Common OP unit distributions	(10,873)	(8,645)
Deferred financing costs	—	(51)

Net cash used in financing activities	(22,174)	(7,052)

Net (decrease) increase	(1,078)	2,062
Cash and cash equivalents, beginning of period	6,603	3,245

Cash and cash equivalents, end of period	$5,525	$5,307

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$4,303	$3,396

Non-cash investing and financing activity:
Disposition of real estate assets classified as a 1031 exchange (including gain on sale of real estate assets of $19,661)	$85,341	$—

Common OP unit distribution payable	$11,596	$8,657

Preferred OP unit distribution payable	$1,984	$2,287

Accrued additions to operating and development properties	$10,457	$3,971

Change in unrealized gain on investment in equity securities	$171	$—

Reclassification of assets to real estate held for sale	$27,295	$—

Reclassification of liabilities to liabilities of real estate held for sale	$2,207	$—

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

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2015, owned a 98.4% interest in the Operating Partnership. The remaining 1.6% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units (“OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash:

Restricted cash is comprised of impound reserve accounts for property taxes, insurance, capital improvements and tenant improvements. The balance at March 31, 2015 also includes approximately $85.6 million of net proceeds from the disposition of the Family Center at Orem property on January 30, 2015 and the Promenade Corporate Center property on March 11, 2015 (see Note 13). The dispositions were classified as exchanges pursuant to section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”); therefore, the funds are restricted as to their usage. The Company currently expects to utilize the funds to provide for a portion of the purchase price for the acquisition of a retail center property located in Turlock, California (see Note 3).

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities are deferred rents in the amount of $2.7 million and $3.0 million at March 31, 2015 and December 31, 2014, respectively.

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

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of cash rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income (net of write-offs for uncollectible amounts) increased by $761,000 and $602,000 in the three months ended March 31, 2015 and 2014, respectively, due to the straight-line rent adjustment. Percentage rent is recognized after tenant sales have exceeded defined thresholds (if applicable) and was $263,000 and $215,000 in the three months ended March 31, 2015 and 2014, respectively.

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

The Company has agreed to provide the developer/manager for development projects at the Plaza at Rockwall, Southlake Park Village, Cedar Square and Chimney Rock properties with a profit participation interest based on a percentage interest in the positive cash flows of the completed project after the Company has received distributions returning all of its capital investment plus a required rate of return (ranging from an 8% to 12% annualized rate of return). The Company initially records the profit participation interests at the estimated fair value of the obligation at the time of execution of the related agreement. The obligation is adjusted at each reporting date to the greater of the initial fair value at execution, or the amount that would be owed if the obligation were to be settled as of the reporting date. As of March 31, 2015, the Company has recorded $3.2 million for payments expected to be made related to the grants of these profit participation interests within construction in progress for the respective projects under development. The Company recognized a charge to earnings of approximately $327,000 related to changes in the estimated amount owed as of March 31, 2015, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed:

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment considers expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense, expected to result from the long-lived asset’s use and eventual disposition. The Company’s evaluation as to whether impairment may exist, including estimates of future anticipated cash flows, are highly subjective and could differ materially from actual results in future periods. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Although the Company’s strategy is to hold its properties over a long-term period, if the strategy changes or market conditions dictate that the sale of properties at an earlier date would be preferable, a property may be classified as held for sale and an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less cost to sell. There was no impairment recorded for the three months ended March 31, 2015 or for the year ended December 31, 2014.

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

During the year ended December 31, 2014, the Company purchased approximately 436,000 shares of preferred stock in public companies within the real estate industry for an initial cost basis of approximately $10.5 million. During the three months ended March 31, 2015, the Company sold all of its investments in equity securities based on a specific identification of the shares sold. The sales resulted in net proceeds of approximately $10.8 million and the recognition of a gain on sale of approximately $308,000, which is included in other income in the accompanying condensed consolidated statements of operations and comprehensive income.

Investments in equity securities, which are included in other assets on the accompanying condensed consolidated balance sheets, consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Equity securities, initial cost basis	$—	$10,512
Gross unrealized gains	—	185
Gross unrealized losses	—	(14)

Equity securities, fair value(1)	$—	$10,683

(1)	Determination of fair value is classified as Level 1 in the fair value hierarchy based on the use of quoted prices in active markets (see section entitled “Fair Value of Financial Instruments” below).

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through March 31, 2015, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Parent Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized to general and administrative expense ratably over the requisite service period for awards that include only service vesting conditions and utilizing a graded vesting method (an accelerated vesting method in which the majority of compensation expense is recognized in earlier periods) for awards that include one or more market vesting conditions, adjusted for anticipated forfeitures.

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

Tenant Receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowances are charged to bad debt expense which is included in other operating expenses on the accompanying condensed consolidated statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At March 31, 2015 and December 31, 2014, the Company had $936,000 and $521,000, respectively, in allowances for uncollectible accounts (including straight-line deferred rent receivables) as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the three months ended March 31, 2015 and 2014, $449,000, and $206,000, respectively, of receivables were charged to bad debt expense.

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

In the three months ended March 31, 2015 and 2014, no tenant accounted for more than 10% of revenues.

At March 31, 2015, the Company’s gross real estate assets in the states of California, Florida, Arizona, Virginia, Texas and Utah represented approximately 24.4%, 14.0%, 13.1%, 12.4%, 12.0% and 10.2%, respectively, of the Company’s total assets. At December 31, 2014, the Company’s gross real estate assets in the states of California, Florida, Arizona, Virginia, Texas and Utah represented approximately 23.8%, 14.2%, 12.5%, 12.4%, 11.7% and 11.4% of the Company’s total assets, respectively. For the three months ended March 31, 2015, the Company’s revenues derived from properties located in the states of California, Arizona, Florida, Texas and Utah represented approximately 20.8%, 16.4%, 14.3%, 11.6% and 10.5%, respectively, of the Company’s total revenues. For the three months ended March 31, 2014, the Company’s revenues derived from properties located in the states of California, Arizona, Texas and Virginia represented approximately 27.7%, 19.2%, 15.9% and 13.1%, respectively, of the Company’s total revenues.

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

The Company has used interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

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

Changes in Accumulated Other Comprehensive Loss:

The following table reflects amounts that were reclassified from accumulated other comprehensive loss and included in earnings for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Parent Company		Operating Partnership
	Three Months Ended		Three Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Balance – January 1	$168	$—	$171	$—
Unrealized gain on investment in equity securities:
Amount reclassified and recognized in net income(1)	(171)	—	(171)	—

Net change in other comprehensive income (loss)	(3)	—	—	—
Total other comprehensive loss allocable to non-controlling interests	3	—	—	—

Balance – March 31	$—	$—	$—	$—

(1)	Amounts reclassified from unrealized gain on investment in equity securities are included in other income in the condensed consolidated statements of operations ($171,000 was recognized as part of the overall gain realized from the liquidation of the Company’s investments for the three months ended March 31, 2015 – see discussion of changes in investments in equity securities above).

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue Recognition – Revenue from Contracts with Customers (“ASU 2014-09”). The amendments in this update require companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. In April 2015, the FASB proposed deferring the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently assessing the impact, if any, of the adoption of ASU 2014-09 on its consolidated financial position and results of operations.

In February 2015, the FASB issued ASC 2015-02, Consolidation – Amendment to the Consolidation Analysis (“ASU 2015-2”). This standard (1) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (2) eliminates the presumption that a general partner should consolidate a limited partnership, (3) affects the consolidation analysis of reporting entities that are involved in VIEs, particularly those that have fee arrangements and related party relationships and (4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 under the Investment Company Act of 1940. The standard is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2015-02 on its consolidated financial position.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2015-03 on its consolidated financial position.

3. Acquisitions:

During the fourth quarter of 2014, the Company acquired the Riverpoint Marketplace and Highland Reserve properties and recorded preliminary allocations of the purchase prices to the assets acquired and liabilities assumed based on provisional measurements of fair value. During the three months ended March 31, 2015, the Company finalized the allocations of the purchase prices and made certain measurement period adjustments. The adjustments did not have a significant impact on the Company’s consolidated financial statements. Therefore, the adjustments were not retrospectively applied to the consolidated financial statements contained herein. The following table summarizes the preliminary allocations of the purchase prices of these properties as recorded as of December 31, 2014 and the finalized allocations as adjusted as of March 31, 2015 (dollars in thousands):

	Original Purchase Price Allocations	Adjustments	Final Purchase Price Allocations
Land	$16,450	$(240)	$16,210
Building	75,199	(576)	74,623
Above-Market Leases	962	(6)	956
Below-Market Leases	(5,927)	1,918	(4,009)
In-Place Leases	9,636	(1,096)	8,540

Total Purchase Price	$96,320	$—	$96,320

In March 2015, the Company entered into a purchase agreement to acquire a retail property, located in Turlock, California for approximately $129.0 million. The property comprises approximately 410,000 square feet of gross leasable area (“GLA”). The acquisition of this property is expected to close during the second quarter of 2015, but is subject to due diligence and other customary closing conditions. There can be no assurances that due diligence or other conditions will be satisfied or that the acquisitions will close on the terms described herein, or at all.

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
In-place leases, net of accumulated amortization of $30.2 million and $31.1 million as of March 31, 2015 and December 31, 2014, respectively (with a weighted-average remaining life of 75 and 74 months as of March 31, 2015 and December 31, 2014, respectively)	$68,910	$78,336

Above-market leases, net of accumulated amortization of $8.5 million and $8.8 million as of March 31, 2015 and December 31, 2014, respectively (with a weighted-average remaining life of 71 and 69 months as of March 31, 2015 and December 31, 2014, respectively)	15,319	16,436

Leasing commissions, net of accumulated amortization of $8.7 million as of March 31, 2015 and December 31, 2014 (with a weighted-average remaining life of 92 and 93 months as of March 31, 2015 and December 31, 2014, respectively)	25,839	28,601

	$110,068	$123,373

Estimated amortization of lease intangible assets as of March 31, 2015 for each of the next five years and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Amount
2015 (remaining nine months)	$19,012
2016	19,025
2017	15,904
2018	13,397
2019	10,311
Thereafter	32,419

Total	$110,068

Amortization expense recorded on the lease intangible assets for the three months ended March 31, 2015 and 2014 was $8.4 million and $5.3 million, respectively. Included in these amounts are $1.1 million and $1.0 million, respectively, of amortization of above-market lease intangible assets recorded against rental revenue.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Below-market leases, net of accumulated amortization of $11.0 million as of March 31, 2015 and December 31, 2014 (with a weighted-average remaining life of 107 and 116 months as of March 31, 2015 and December 31, 2014, respectively)	$37,439	$42,470

Amortization recorded on the lease intangible liabilities for the three months ended March 31, 2015 and 2014 was $1.7 million and $1.1 million, respectively. These amounts were recorded as rental revenue in the Company’s condensed consolidated statements of operations.

Estimated amortization of lease intangible liabilities as of March 31, 2015 for each of the next five years and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Amount
2015 (remaining nine months)	$4,344
2016	5,075
2017	4,708
2018	4,297
2019	3,785
Thereafter	15,230

Total	$37,439

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

Also included within the condensed consolidated financial statements is the 80% owned joint venture with West Broad Marketplace, LLC, that is deemed a VIE, and for which the Company is the primary beneficiary as it has the power to direct activities that most significantly impact the economic performance of the VIE. The joint venture’s activities are expected to principally consist of owning and developing a vacant land parcel and then operating a retail shopping center expected to contain approximately 405,000 square feet of GLA upon completion, located in Richmond, Virginia.

As of March 31, 2015 and December 31, 2014, the combined total carrying amount of assets of the Company’s VIEs was approximately $40.3 million and $39.8 million, respectively, which includes approximately $38.3 million and $37.1 million, respectively, of real estate assets at the end of each period. As of March 31, 2015 and December 31, 2014, the total carrying amount of liabilities was approximately $38.6 million and $37.9 million, respectively.

7. Debt

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

Debt of the Operating Partnership

Mortgages Payable

Mortgages payable held by the Operating Partnership at March 31, 2015 and December 31, 2014 consist of the following (dollars in thousands):

	Carrying Amount of Mortgage Notes		Contractual Interest Rate (March 31, 2015)	Effective Interest Rate (March 31, 2015)	Monthly Payment(1)	Maturity Date
Property Pledged as Collateral	March 31, 2015	December 31, 2014
The Promenade	$45,645	$46,125	4.80%	4.80%	344	November 2015
5000 South Hulen	13,110	13,174	5.60%	6.90%	83	April 2017
Lake Pleasant Pavilion	27,418	27,513	6.09%	5.00%	143	October 2017
West Broad Marketplace(2)	3,045	1,772	2.49%	2.49%	2	January 2018
Rite Aid — Vestavia Hills	785	833	7.25%	7.25%	21	October 2018
Living Spaces-Promenade	6,667	6,667	7.88%	4.59%	80	November 2019
West Broad Village	39,700	39,700	3.33%	3.33%	110	May 2020
Downtown at the Gardens	42,276	42,545	4.60%	4.00%	253	July 2022
Northside Mall(3)	12,000	12,000	0.03%	1.03%	1	November 2035

	190,646	190,329
Plus: premium(4)	2,310	2,419

Mortgage notes payable, net	$192,956	$192,748

(1)	Amount represents the monthly payment of principal and interest at March 31, 2015.

(2)

In December 2014, the Company entered into a $58.0 million construction loan in connection with its acquisition of a developable land parcel at the West Broad Marketplace property. The maturity date of the construction loan is January 2018, but may be extended for two additional one-year periods through January 2020 upon the payment of an extension fee. The construction loan bears interest at the rate of LIBOR plus a margin of 230 basis points (interest rate of 2.49% at both March 31, 2015 and December 31, 2014).

(3)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.03% at March 31, 2015 and 0.05% at December 31, 2014). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association Index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $99,000 and $100,000 at March 31, 2015 and December 31, 2014, respectively, is being amortized as additional interest expense through November 2035.

(4)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the three months ended March 31, 2015 and 2014 was $265,000 and $195,000, respectively.

The Company’s mortgage debt maturities at March 31, 2015 for each of the next five years and thereafter are as follows (dollars in thousands):

Year Ending December 31,	Amount
2015 (remaining nine months)	$47,650
2016	3,070
2017	42,192
2018	5,995
2019	6,390
Thereafter	85,349

$190,646

Term Loan

The Operating Partnership’s term loan agreement (the “Term Loan”) entered into in December 2014 has a borrowing capacity of up to $50.0 million. The Term Loan bears interest at the rate of LIBOR plus a margin of 115 basis points and has an initial maturity date of June 30, 2015, which may be extended for an additional five months at the Operating Partnership’s option and upon the payment of an extension fee. Outstanding borrowings may be prepaid by the Operating Partnership in whole or in part at any time prior to the maturity date with three days prior notice. Under the Term Loan, the Operating Partnership is subject to the same covenants as those required under the Company’s unsecured revolving credit facility (as noted below). Borrowings under the Term Loan were $50.0 million (included in the balance of notes payable in the accompanying condensed consolidated balance sheets) at both March 31, 2015 and December 31, 2014, with an interest rate of 1.33% and 1.32% at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the Operating Partnership believes that it was in compliance with all financial covenants in the Term Loan.

Notes Payable

Unsecured Revolving Credit Facility

The Operating Partnership’s unsecured revolving credit facility has a borrowing capacity of $300.0 million, which may be increased from time to time up to an additional $200.0 million for a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is April 6, 2018 and may be extended for an additional nine months at the Operating Partnership’s option. The Operating Partnership is subject to covenants requiring, among other things, the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt and (2) minimum fixed coverage ratios. At March 31, 2015, the Operating Partnership believes that it was in compliance with all financial covenants in the credit agreement.

As of March 31, 2015, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 to 170 basis points (margin of 130 basis point at March 31, 2015), depending on the Parent Company’s credit rating. As of March 31, 2015, the Operating Partnership was responsible for paying a fee of 0.25% or 0.30% on the full capacity of the facility. Borrowings under the unsecured revolving credit facility were $199.0 million and $238.0 million with a weighted-average interest rate of 1.48% and 1.47% at March 31, 2015 and December 31, 2014, respectively. The Operating Partnership has issued $16.9 million in letters of credit from the unsecured revolving credit facility, which secure an outstanding $12.0 million bond payable for the Northside Mall property and construction activities at the Southlake Park Village property. The Northside Mall property bond is included with the mortgages payable on the Company’s condensed consolidated balance sheets. At March 31, 2015, there was approximately $84.1 million available for borrowing under the unsecured revolving credit facility.

Unsecured Notes

Unsecured Senior Notes due 2020 and 2023

As of March 31, 2015, the Operating Partnership had outstanding $100.0 million aggregate principal amount of senior unsecured notes issued to various entities associated with the Prudential Capital Group. Of the senior unsecured notes, $75.0 million are designated Series A Notes and will mature in November 2020, with a fixed interest rate of 4.40%, and $25.0 million are designated Series B Notes and will mature in November 2023, with a fixed interest rate of 5.19% (the Series A Notes and the Series B Notes are referred to collectively as the “Notes due 2020 and 2023”). The terms of the Notes due 2020 and 2023 are governed by a Note Purchase Agreement, dated November 12, 2013 (the “Purchase Agreement”), among the Operating Partnership, as issuer, the Parent Company and the purchasers named therein. Interest on the Notes due 2020 and 2023 is payable quarterly, beginning on February 12, 2014. The Operating Partnership may prepay all or a portion of the Notes due 2020 and 2023 upon notice to the holders for 100% of the principal amount so prepaid plus a make-whole premium as set forth in the Purchase Agreement.

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

Unsecured Senior Notes due 2024

As of March 31, 2015, the Operating Partnership had outstanding $250.0 million aggregate principal amount of 4.625% senior unsecured notes due 2024 (the “Notes due 2024”). The Notes due 2024 bear interest at 4.625% per annum and were issued at 99.477% of the principal amount to yield 4.691% to maturity. Interest is payable on May 15 and November 15 of each year beginning November 15, 2014 until the maturity date of May 15, 2024. The Operating Partnership’s obligations under the Notes due 2024 are fully and unconditionally guaranteed by the Parent Company. On or before February 15, 2024, the Operating Partnership may redeem all or a portion of the Notes due 2024 upon notice to the holders at a redemption price equal to the greater of (1) 100% of the principal amount of the Notes due 2024 being redeemed and (2) 100% of the principal amount plus a make-whole premium as set forth in the Indenture governing the Notes due 2024 (the “Indenture”), plus accrued and unpaid interest up to, but not including, the redemption date. After February 15, 2024, the redemption price will be equal to 100% of the principal amount of the Notes due 2024 being redeemed, plus accrued and unpaid interest up to, but not including, the redemption date.

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

The carrying value of the Notes due 2024 as of March 31, 2015 and December 31, 2014 was as follows (in thousands):

	March 31, 2015	December 31, 2014
	(in thousands)
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,209)	(1,242)

	$248,791	$248,758

Certain of the instruments evidencing the above-described indebtedness of the Operating Partnership contain certain covenants that, among other things, limit the Company’s ability to consummate a merger (including, in some cases, the Mergers described below in Note 19), consolidation or sale of all or substantially all of its assets or incur additional indebtedness.

8. Earnings Per Share of the Parent Company

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

The calculation of diluted earnings per share for the three months ended March 31, 2015 does not include 1,019,523 OP units, as the effect of including these equity securities was anti-dilutive to net income attributable to the common stockholders. The calculation of diluted earnings per share for the three months ended March 31, 2014 does not include 225,675 shares of unvested restricted common stock or 1,019,523 OP units, as the effect of including these equity securities was anti-dilutive to net loss attributable to the common stockholders. In addition, 3,367,200 shares of common stock, which were issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (“Series A preferred stock”) for the three months ended March 31, 2014, respectively, were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method.

Computations of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands, except share data) were as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Basic earnings per share:
Net income (loss) attributable to the common stockholders	$17,628	$(549)
Allocation to participating securities	(131)	(132)

Income (loss) applicable to the common stockholders	$17,497	$(681)

Diluted earnings per share:
Income (loss) applicable to the common stockholders	$17,497	$(681)
Series A preferred stock dividend	516	—
Allocation to participating securities	131	—

Income (loss) available to the common stockholders	$18,144	$(681)

Weighted-average common shares outstanding:
Basic	62,473,343	47,785,100
Common stock issuable upon conversion of the Series A preferred stock	2,010,735	—
Restricted common stock	502,476	—

Diluted	64,986,554	47,785,100

Basic and diluted earnings per share:
Net income (loss) share available to the common stockholders - basic	$0.28	$(0.01)

Net income (loss) share available to the common stockholders - diluted	$0.28	$(0.01)

9. Earnings Per Unit of the Operating Partnership

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

The calculation of diluted earnings per unit for the three months ended March 31, 2014 does not include 225,675 unvested restricted OP units as the effect of including these equity securities was anti-dilutive to loss from continuing operations and net loss attributable to the unitholders. In addition, 3,367,200 OP units, which were issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Units (“Series A preferred units”) for the three months ended March 31, 2015 and 2014, respectively, were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method.

Computations of basic and diluted earnings per unit for the three months ended March 31, 2015 and 2014 (in thousands, except unit data) were as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Basic earnings per unit:
Net income (loss) attributable to the unitholders	$17,917	$(559)
Allocation to participating securities	(131)	(132)

Income (loss) applicable to the unitholders	$17,786	$(691)

Diluted earnings per unit:
Income (loss) applicable to the unitholders	$17,786	$(691)
Series A preferred unit dividend	516	—
Allocation to participating securities	131	—

Income (loss) available to the unitholders	$18,433	$(691)

Weighted-average common OP units outstanding:
Basic	63,492,866	48,804,623
OP units issuable upon conversion of the Series A preferred units	2,010,735	—
Restricted OP units	502,476	—

Diluted	66,006,077	48,804,623

Basic and diluted earnings per share:
Net income (loss) per unit available to the unitholders - basic	$0.28	$(0.01)

Net income (loss) per unit available to the unitholders - diluted	$0.28	$(0.01)

10. Equity of the Parent Company

The Parent Company has issued restricted stock awards to senior executives, directors and employees totaling 1,393,451 shares of common stock (net of forfeitures and unvested awards of 576,059 shares), which are included in the total shares of common stock outstanding as of March 31, 2015.

As of March 31, 2015, the Parent Company had outstanding 1,180,975 shares of Series A preferred stock, with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series A preferred stock when, as and if declared by the Parent Company’s board of directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series A preferred stock is $1.75, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is convertible, at the holders’ option, at any time and from time to time, into common stock of the Parent Company. The initial conversion rate of the Series A preferred stock was 1.6667 shares of common stock per share of Series A preferred stock. Effective March 27, 2015 (the ex-dividend date), the conversion rate was adjusted to 1.7041 shares of common stock per share of Series A preferred stock as a result of the aggregate dividends that the Parent Company declared and paid on its common stock, beginning with the quarter ended September 30, 2011 and through the quarter ended March 31, 2015, being in excess of the reference dividend of $0.15 per share. The conversion rate will continue to be subject to customary adjustments in certain circumstances. Since April 1, 2014, the Parent Company has had the option to convert some or all of the Series A preferred stock into common stock if the closing price of the common stock equals or exceeds 140% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the notice of exercise of conversion is sent and the Parent Company has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the Series A preferred stock.

As of March 31, 2015, the Parent Company had outstanding 3,680,000 shares of 8.125% Series B Cumulative Redeemable Preferred Stock (“Series B preferred stock”), with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series B preferred stock, when, as and if declared by the Parent Company’s board of directors, at a rate of 8.125% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series B preferred stock is $2.03125, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series B preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. At any time on and after January 31, 2017, the Parent Company may, at its option, redeem the Series B preferred stock, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. In addition, upon the occurrence of a change of control, the Parent Company or a successor may, at its option, redeem the Series B preferred stock, in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.

The Parent Company’s board of directors has authorized a stock repurchase program under which the Parent Company may acquire up to $50.0 million of its common stock and preferred stock in open market and negotiated purchases with no expiration date (the repurchase program was increased from $30.0 million to $50.0 million in February 2014). During the three months ended March 31, 2014, the Parent Company repurchased 105,775 shares of its common stock for an aggregate cost of approximately $1.4 million (including transaction costs) at a weighted-average purchase price of $12.52 per share. The repurchased shares of common stock were subsequently retired by the Parent Company. No stock was repurchased during the three months ended March 31, 2015. As of March 31, 2015, approximately $20.9 million remained available under the stock repurchase program to acquire outstanding shares of the Parent Company’s common stock and preferred stock.

The Parent Company and the Operating Partnership have entered into equity distribution agreements (the “Equity Distribution Agreements”) with four sales agents, under which the Parent Company can issue and sell shares of its common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements permit the Parent Company to issue and sell shares of its common stock with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. During the three months ended March 31, 2014, the Parent Company did not issue any shares pursuant to the Equity Distribution Agreements. During the three months ended March 31, 2015, the Parent Company issued 2,227,456 shares of common stock pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $30.2 million at an average stock issuance price of $13.75 per share. The net proceeds of $30.2 million were contributed to the Operating Partnership in exchange for 2,227,456 OP units. As of March 31, 2015, approximately $64.4 million remained available under the Equity Distribution Agreements to issue and sell shares of the Parent Company’s common stock.

Consolidated net income is reported in the Company’s condensed consolidated financial statements at amounts that include the amounts attributable to both the common stockholders and the non-controlling interests. A charge/credit is recorded each period in the condensed consolidated statements of income for the non-controlling interests’ proportionate share of the Company’s net income (loss).

On March 31, 2015, the Parent Company accrued for a dividend of $11.4 million payable to the common stockholders of record, a dividend of $2.4 million payable to the preferred stockholders of record and a distribution of $184,000 payable to the holders of OP units of record as of March 31, 2015, each of which was paid in April 2015.

2010 Equity Incentive Award Plan

The Company has established the 2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (the “2010 Plan”), pursuant to which the Parent Company’s board of directors or a committee of its independent directors may make grants of stock options, restricted stock, stock appreciation rights and other stock-based awards to its non-employee directors, employees and consultants (an equivalent amount of common OP units are issued to the Parent Company for each such grant with similar terms and conditions). The maximum number of shares of the Parent Company’s common stock that may be issued pursuant to the 2010 Plan is 2,850,000 (of which 1,456,549 shares of common stock remained available for issuance as of March 31, 2015).

The following shares of restricted common stock were issued during the three months ended March 31, 2015:

Grant Date	Price at Grant Date	Number	Vesting Period (yrs.)
January 14, 2015(1)	$13.90	122,862	1, 3
February 9, 2015(2)	$13.81	24,275	1, 3
March 3, 2015(3)	$13.79	5,000	3

(1)

Shares issued to senior management and other employees of the Company. A portion of the stock grants (102,962 shares of restricted common stock) vest over a one-year period and include a variety of performance and market conditions, with the restricted shares vesting at the discretion of the Parent Company’s board of directors on December 31, 2015 based on the achievement of the Company’s objectives during the year ended December 31, 2015. The remaining stock grants (19,900 shares of restricted common stock) vest in equal annual installments on December 31, 2015, 2016 and 2017 and include service conditions.

(2)

Shares issued to certain of the Company’s employees. A portion of the stock grants (4,575 shares of restricted common stock) vested immediately upon grant and a portion (11,000 shares of restricted common stock) vest over a one-year period and include performance or service conditions. The remaining stock grants (8,700 shares of restricted common stock) vest in equal annual installments on December 31, 2015, 2016 and 2017 and include service conditions.

(3)	Shares issued to certain of the Company’s employees. These shares vest in equal annual installments on December 31, 2015, 2016 and 2017.

Shares of the Parent Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Parent Company’s restricted common stock have full voting rights and rights to dividends upon grant. The Company recognized compensation expense during the three months ended March 31, 2015 and 2014 of $1.1 million and $574,000, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures for all periods presented. Stock compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

As of March 31, 2015 and December 31, 2014, there was approximately $5.3 million and $5.1 million, respectively; of total unrecognized compensation expense related to the non-vested shares of the Parent Company’s restricted common stock. As of March 31, 2015 and December 31, 2014, this expense was expected to be recognized over a weighted-average remaining period of 1.4 and 1.8 years, respectively.

	Number of Unvested Shares of Restricted Common Stock	Weighted- Average Grant Date Fair Value
Balance - January 1, 2015	427,580	$12.78
Grants	152,137	$13.88
Forfeitures/Expirations(1)	(83,195)	$12.96
Vested	(28,541)	$12.43

Balance - March 31, 2015	467,981	$13.10

(1)

During the three months ended March 31, 2015, 6,618 shares of common stock were surrendered to the Parent Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock. The forfeiture of these shares is reflected in the accompanying condensed consolidated statements of equity and capital as a decrease of the total common shares or common operating partnership units issued during each period presented.

Profit Participation Interests

Agreements to provide profit participation interests related to development projects at certain properties are treated as stock-based compensation awards granted to a non-employee, which are classified as liabilities. The liability awards are carried at the greater of the grant date fair value or the estimated amount that would be owed if the obligation were to be settled as of the reporting date. There were no new profit participation interests awards granted during the three months ended March 31, 2015. The current estimated settlement values for each of the profit participation interests are based on discounted cash flow models for each of the individual development projects subject to the awards. The critical assumptions utilized in those models at March 31, 2015 were the discount rates

(ranging from 14.1% to 14.6%) and terminal capitalization rates (ranging from 7.85% to 8.25%). Other relevant assumptions in the models included estimates of remaining costs to complete construction and rental rate and lease-up assumptions. At March 31, 2015, obligations related to profit participation interests in the amount of approximately $3.2 million are included in other liabilities in the accompanying condensed consolidated balance sheets.

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount of their eligible compensation as determined by the Internal Revenue Service. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to 3.0% of eligible compensation and 50% of employee deferrals for the next 2.0% of eligible compensation, is fully vested and funded as of December 31, 2014. Costs related to the matching portion of the plan for the three months ended March 31, 2015 and 2014 were approximately $45,000 and $39,000, respectively.

11. Equity of the Operating Partnership

As of March 31, 2015, the Operating Partnership had outstanding 64,422,675 OP units. The Parent Company owned 98.4% of the partnership interests in the Operating Partnership at March 31, 2015, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

As of March 31, 2015, the Operating Partnership had outstanding 1,180,975 Series A preferred units and 3,680,000 8.125% Series B Cumulative Redeemable Preferred Units (collectively referred to as the “Preferred Units”). The Preferred Units were issued to the Parent Company in exchange for the net proceeds from the issuance of preferred stock of the Parent Company and contain the same terms and conditions as the preferred stock instruments (including, among other things, distribution rates and exchange or redemption provisions).

During the three months ended March 31, 2014, the Operating Partnership repurchased 105,775 common OP units from the Parent Company (in connection with the Parent Company’s repurchase of its common stock) for an aggregate cost of approximately $1.4 million at a weighted-average purchase price of $12.52 per unit. The OP units were subsequently retired by the Operating Partnership. No OP units were repurchased from the Parent Company in connection with repurchases of its common stock during the three months ended March 31, 2015.

During the year ended December 31, 2014, the Operating Partnership did not issue any OP units to the Parent Company in connection with the Equity Distribution Agreements. During the three months ended March 31, 2015, the Operating Partnership issued 2,227,456 OP units to the Parent Company in exchange for net proceeds of approximately $30.2 million in connection with the Equity Distribution Agreements.

Consolidated net income is reported in the Operating Partnership’s condensed consolidated financial statements at amounts that include the amounts attributable to both the unitholders and the non-controlling interests in a consolidated joint venture property.

The following table shows the vested partnership interests in the Operating Partnership as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	62,935,171	98.4%	60,685,792	98.3%
Non-controlling interests consisting of:
OP units held by employees and third parties	1,019,523	1.6%	1,019,523	1.7%

Total	63,954,694	100.0%	61,705,315	100.0%

12. Investment in Unconsolidated Entities

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

General information on the Bay Hill property as of March 31, 2015 is as follows:

Unconsolidated Investment	Partner	Ownership Interest	Formation/ Acquisition Date	Property
Bay Hill(1)	MDC	50%	October 19, 2012	The Fountains at Bay Hill

(1)

At March 31, 2015, Bay Hill had real estate assets of $36.2 million, total assets of $39.2 million, mortgages payable of $23.8 million and total liabilities of $25.7 million. At December 31, 2014, Bay Hill had real estate assets of $36.4 million, total assets of $39.4 million, mortgages payable of $24.0 million and total liabilities of $25.8 million. Total revenues were $905,000, total expenses were $637,000 (including interest expense) and net income was $268,000 for the three months ended March 31, 2015. Total revenues were $964,000, total expenses were $721,000 (including interest expense) and net income was $244,000 for the three months ended March 31, 2014. The outstanding mortgage note was refinanced in October 2014 with a notional amount of $24.0 million, which bears interest at a fixed rate of 3.75%. The new mortgage note has a maturity date of December 1, 2021.

13. Property Dispositions and Property Held for Sale

On January 30, 2015, the Company completed the disposition of The Family Center at Orem property (part of the retail properties reporting segment) for a sales price of approximately $21.5 million, excluding closing costs. On March 11, 2015, the Company completed the disposition of its Promenade Corporate Center property (part of the office properties reporting segment) for a sales price of approximately $65.0 million, excluding closing costs. As a result of these sales, the Company recognized a gain on sale of real estate assets of approximately $19.7 million, which is reflected in the accompanying condensed consolidated statements of operations and comprehensive income as gain on sale of real estate assets.

The Promenade Corporate Center property did not represent a significant portion of the Company’s operating portfolio of properties, but it constituted a significant portion of the office properties reporting segment – comprising approximately 98.2% and 58.5% of the net income generated by that reporting segment for the three months ended March 31, 2015 and 2014 (the primary reason for the increase in the Promenade Corporate Center property’s proportionate share of net income for the segment was the recognition of a gain on sale of approximately $15.2 million for the three months ended March 31, 2015).

The results of operations for the Promenade Corporate Center property (partial period for the three months ended March 31, 2015) were as follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Total revenues	$1,129	$1,389
Property operating expenses	(533)	(672)

Property net operating income	596	717

	Three Months Ended March 31,
	2015	2014
General and administrative	(7)	(3)
Depreciation and amortization	(356)	(583)
Gain on sale of real estate assets	15,198	—

Net income	$15,431	$131

As of March 31, 2015, the Company had executed agreements for the sale of two of its retail properties (part of the retail properties reporting segment), the Rosewick Crossing property (located in La Plata, Maryland) and the Cedar Square property (located in Duncanville, Texas) for a combined sales price of approximately $33.5 million (the sale of the Rosewick Crossing property was completed subsequent to quarter-end – see Note 19). As a result, the properties have been classified as held for sale on the accompanying condensed consolidated balance sheets.

The major classes of assets and liabilities of the properties classified as held for sale as of March 31, 2015 were as follows (dollars in thousands):

March 31, 2015
Real estate held for sale:
Land	$12,310
Buildings	10,025
Site/Tenant improvements	3,428
Accumulated depreciation	(2,100)

Property, net	23,663
Restricted cash	192
Tenant receivables, net	73
Lease intangibles, net	1,839
Deferred rent receivable	492
Other assets	1,036

Real estate held for sale, net of accumulated depreciation	$27,295

Liabilities of real estate held for sale:
Accounts payable and other liabilities	$1,400
Lease intangibles, net	807

Liabilities of real estate held for sale	$2,207

The sales of The Family Center at Orem and Promenade Corporate Center properties during the three months ended March 31, 2015 and the classification of the Rosewick Crossing and Cedar Square properties as held for sale as of March 31, 2015 did not meet the criteria for classification as discontinued operations as these properties did not individually or collectively constitute a significant component of the Company or represent a strategic shift that would have a major impact on the Company’s operations and financial results.

14. Related Party Transactions

Subsequent to the Parent Company’s initial public offering, many of the employees of Excel Realty Holdings, LLC (“ERH”) became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. For the three months ended March 31, 2015 and 2014, approximately $96,000 and $76,000, respectively, was reimbursed to the Company from ERH and included in other income in the accompanying condensed consolidated statements of operations.

15. Income Taxes

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

On April 22, 2015, a purported class action was filed in the Superior Court of the State of California, County of San Diego, against the Company, the Operating Partnership, Blackstone, BRE Retail Centers Holdings LP, BRE Retail Centers Corp, BRE Retail Centers LP and the members of our board of directors alleging, among other things, that the directors breached their fiduciary duties to the stockholders of the company in connection with the proposed Mergers. In addition, the lawsuit alleges that the Company, the Operating Partnership, Blackstone, BRE Retail Centers Holdings LP, BRE Retail Centers Corp and BRE Retail Centers LP aided and abetted the purported breaches of fiduciary duty. The complaint seeks, among other things, to enjoin the completion of the Mergers.

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

The following table reflects the fair values of the Company’s financial assets and liabilities that were required to be measured at fair value on a recurring basis at March 31, 2014 (dollars in thousands):

	Balance at March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations	$471	$—	$—	$471

(1)	Amount reflected the fair value of funds expected to be received as of March 31, 2014 pursuant to master lease agreements executed in connection with the Promenade Corporate Center acquisition. The Company estimated the fair value of the asset based on its expectations of the probability of leasing or releasing spaces within the term of the master lease agreements and corresponding estimates for time required to lease, lease rates and funds required for tenant improvements and lease commissions. This amount was included in other assets in the accompanying condensed consolidated balance sheets, with subsequent changes in the fair value of the asset recorded as a gain (loss) in earnings in the period in which the change occurred. The remaining balance was fully collected during 2014 and no balance remained as of March 31, 2015.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2014 (dollars in thousands):

Other Assets Related to Business Combinations (1)
Beginning balance, January 1, 2014	$507
Total gains: Included in earnings	—
Purchases, issuances or settlements	(36)

Ending balance, March 31, 2014	$471

(1)	The change of $36,000 for other assets related to business combinations during the three months ended March 31, 2014 was comprised of cash payments received on the master lease asset.

There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to any of the three levels of the fair value hierarchy during the three months ended March 31, 2015 and 2014.

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

The fair values of certain additional financial assets and liabilities at March 31, 2015 and December 31, 2014 (fair value measurements categorized as Level 3 of the fair value hierarchy) are as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Mortgage notes payable	$192,956	$197,080	$192,748	$195,729
Notes payable	199,000	197,395	238,000	235,940
Unsecured notes	348,791	365,764	348,758	353,662
Term loan	50,000	50,000	50,000	50,000

18. Segment Disclosure

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

The following tables reconcile the Company’s segment activity to its consolidated results of operations and financial position for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Office Properties:
Total revenues	$1,901	$2,161
Property operating expenses	(717)	(853)

Property operating income, as defined	1,184	1,308
General and administrative costs	(18)	(5)
Depreciation and amortization	(656)	(892)
Interest expense	—	(187)
Gain on sale of real estate assets	15,198	—

Net income	$15,708	$224

Multi-family Properties:
Total revenues	$1,350	$1,401
Property operating expenses	(462)	(453)

Property operating income, as defined	888	948
General and administrative costs	(14)	(14)
Depreciation and amortization	(463)	(463)

Net income	$411	$471

Retail Properties:
Total revenues	$37,240	$27,036
Property operating expenses	(9,600)	(6,532)

Property operating income, as defined	27,640	20,504
General and administrative costs	(4,316)	(3,796)
Depreciation and amortization	(16,147)	(10,441)
Interest expense	(7,551)	(4,802)
Interest income	50	49
Income (loss) from equity in unconsolidated entities	134	69
Gain on sale of real estate assets	4,463	—

Net income	$4,273	$1,583

Total Reportable Segments:
Total revenues	$40,491	$30,598
Property operating expenses	(10,779)	(7,838)

Property operating income, as defined	29,712	22,760
General and administrative costs	(4,348)	(3,815)
Depreciation and amortization	(17,266)	(11,796)
Interest expense	(7,551)	(4,989)
Interest income	50	49
Income (loss) from equity in unconsolidated entities	134	69
Gain on sale of real estate assets	19,661	—

Net income	$20,392	$2,278

Reconciliation to Consolidated Net Income Attributable to the Common Stockholders (Parent Company):
Total net income for reportable segments	$20,392	$2,278
Net income attributable to non-controlling interests	(379)	(83)

Net income attributable to Excel Trust, Inc.	$20,013	$2,195

Reconciliation to Consolidated Net Income Attributable to the Unitholders (Operating Partnership):
Total net income for reportable segments	$20,392	$2,278
Net income attributable to non-controlling interests	(90)	(93)

Net income attributable to Excel Trust, L.P.	$20,302	$2,185

	March 31,	December 31,
	2015	2014
Assets:
Office Properties:
Total assets	$13,052	$62,747
Multi-family Properties:
Total assets	68,561	68,982
Retail Properties:
Total assets	1,565,265	1,515,408

Total Reportable Segments & Consolidated Assets:
Total assets	$1,646,878	$1,647,137

19. Subsequent Events

Merger Agreement

On April 9, 2015, the Parent Company and the Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BRE Retail Centers Holdings LP (“BRE Retail Centers”), BRE Retail Centers Corp and BRE Retail Centers LP, which are affiliates of Blackstone Property Partners L.P. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Parent Company will merge with and into BRE Retail Centers Corp (the “Company Merger”), and BRE Retail Centers LP will merge with and into the Operating Partnership (the “Partnership Merger” and, together with the Company Merger, the “Mergers”). Upon completion of the Company Merger, BRE Retail Centers Corp will survive and the separate corporate existence of the Parent Company will cease. Upon completion of the Partnership Merger, the Operating Partnership will survive and the separate existence of BRE Retail Centers LP will cease. The Merger Agreement, the Mergers and the other transactions contemplated thereby were unanimously approved by the Parent Company’s board of directors.

Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Company Merger, each share of the Parent Company’s common stock issued and outstanding immediately prior to the effective time of the Company Merger will be converted into the right to receive an amount in cash equal to $15.85 per share, without interest (the “Merger Consideration”). The Parent Company will be permitted to pay one additional common stock dividend of $0.18 per share payable in July 2015, but, under the terms of the Merger Agreement, not for any quarter thereafter.

In addition, immediately prior to the effective time of the Company Merger, each restricted share granted under the 2010 Plan will be fully vested and non-forfeitable, and all shares of the Parent Company’s common stock represented thereby will be considered outstanding and subject to the right to receive the Merger Consideration.

At BRE Retail Centers’ request, the Parent Company will deliver a notice of fundamental change and a notice of redemption to the holders of the Series A preferred stock in accordance with the Articles Supplementary relating to the Series A preferred stock (the “Series A Articles Supplementary”). The redemption notice will state that, if a holder of the Series A preferred stock chooses not to exercise the special conversion right described in the notice of fundamental change, each share of Series A preferred stock held by such holder immediately prior to the effective time of the Company Merger will be redeemed in the Company Merger through the payment of an amount, without interest, equal to the greater of (1) the Fundamental Change Redemption Price (as defined in the Series A Articles Supplementary) and (2) the product of (x) the Merger Consideration multiplied by (y) the number of shares of the Parent Company’s common stock issuable if a holder of Series A preferred stock converted such share of Series A preferred stock at the applicable conversion rate on the fundamental change conversion date specified in the fundamental change notice.

In addition, at BRE Retail Centers’ request, the Parent Company will deliver a notice of redemption to the holders of the Series B preferred stock in accordance with the Articles Supplementary relating to the Series B preferred stock. The redemption notice will state that each share of Series B preferred stock held by such holder immediately prior to the effective time of the Company Merger will be redeemed in the Company Merger through the payment of an amount, without interest, equal to $25.00 per share plus accrued and unpaid dividends, if any, to, but not including, the date of completion of the Mergers.

At the effective time of the Partnership Merger, each common OP unit issued and outstanding immediately prior to the effective time of the Partnership Merger (other than common OP units held by the Parent Company) will be converted into, and will be cancelled in exchange for, the right to receive an amount in cash equal to the Merger Consideration, without interest; provided that, in lieu of receiving the Merger Consideration, a qualifying holder of common OP units may elect to receive one newly created 5.50% Series C Preferred Unit in the surviving partnership for each common OP unit.

The Merger Agreement also contains customary representations, warranties and covenants, including, among others, covenants by the Parent Company to conduct its business in all material respects in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Mergers. The obligations of the parties to consummate the Mergers are not subject to any financing condition or the receipt of any financing by BRE Retail Centers.

The consummation of the Mergers is subject to certain customary closing conditions, including, among others, approval of the Company Merger and the Merger Agreement by the affirmative vote of a majority of the outstanding shares of the Parent Company’s common stock as of the record date for the special meeting of the Parent Company’s common stockholders and that all material approvals, authorizations and consents of any governmental authority have been obtained.

The Merger Agreement requires the Parent Company to convene a stockholders’ meeting for purposes of obtaining the approval of the holders of a majority of the outstanding shares of the Parent Company’s common stock and to prepare and file a proxy statement with the Securities and Exchange Commission with respect to such meeting as promptly as practicable after the date of the Merger Agreement, which proxy statement will contain, subject to certain exceptions, the Parent Company’s board of directors’ recommendation that the Parent Company’s stockholders vote in favor of the Company Merger.

The Parent Company has agreed not to solicit or enter into an agreement regarding an Acquisition Proposal (as defined in the Merger Agreement). However, the Parent Company may participate in discussions or negotiations with, and provide certain nonpublic information to, third parties related to any unsolicited Acquisition Proposal until 11:59 p.m., New York City time, on May 9, 2015, and thereafter, may participate in such discussions or negotiations and provide such nonpublic information, if the Parent Company’s board of directors concludes after consultation with advisors that failure to do so would be inconsistent with its legal duties and that such Acquisition Proposal constitutes, or could reasonably be expected to result in, a Superior Proposal (as defined in the Merger Agreement).

Prior to the approval of the Company Merger and the Merger Agreement by the Parent Company’s common stockholders, the Parent Company’s board of directors may in certain circumstances effect a Change in Recommendation (as defined in the Merger Agreement), subject to complying with specified notice and other conditions set forth in the Merger Agreement.

In connection with the closing of the transaction, the parties intend that the Notes due 2020 and 2023 will be repaid. The Notes due 2024 are intended to remain outstanding following the closing.

The Merger Agreement may be terminated under certain circumstances by the Parent Company, including prior to the approval of the Company Merger and the Merger Agreement by the Parent Company’s common stockholders, if, after following certain procedures and adhering to certain restrictions, the Parent Company’s board of directors has approved, and concurrently with the termination of the Merger Agreement, the Parent Company enters into, a definitive agreement providing for the implementation of a Superior Proposal. In addition, BRE Retail Centers may terminate the Merger Agreement under certain circumstances and subject to certain restrictions, including if the Parent Company’s board of directors effects a Change in Recommendation. Upon a termination of the Merger Agreement, under certain circumstances, the Parent Company will be required to pay a termination fee to BRE Retail Centers of $25 million. In certain other circumstances, BRE Retail Centers will be required to pay the Parent Company a termination fee of $250 million upon termination of the Merger Agreement.

Dispositions

On April 2, 2015, the Company completed the disposition of the Rosewick Crossing property located in La Plata, Maryland for a sales price of approximately $25.0 million, excluding closing costs.

On April 14, 2015, the Company entered into a sales agreement for the sale of the Mariner’s Point (located in St. Mary’s, Georgia), Merchant’s Central (located in Milledgeville, Georgia) and Newport Towne Center (located in Newport, Tennessee) properties for a combined sales price of approximately $17.8 million. The sale of these properties is subject to due diligence and other customary closing conditions. There can be no assurances that due diligence or other conditions will be satisfied or that the sale will close on the terms described herein, or at all.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the failure to satisfy conditions to completion of the Mergers, including receipt of stockholder approval; the failure of the Mergers to close for any other reason; the occurrence of any change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement; the outcome of the legal proceedings that have been, or may be, instituted against us and others following announcement of our entering into the Merger Agreement; risks that the proposed merger transaction disrupts current plans and operations including potential difficulties in relationships with employees, tenants and partners; the amount of the costs, fees, expenses and charges related to the Mergers; our exclusive remedy against the counterparties to the Merger Agreement with respect to any breach of the Merger Agreement being to seek payment by BRE Retail Centers of a termination fee in the amount of $250 million (which amount is guaranteed by Blackstone Property Partners Lower Fund 1 L.P.), which may not be adequate to cover our damages; our limited ability to pay dividends to the holders of our common stock pursuant to the Merger Agreement; adverse economic or real estate developments in the retail industry or the markets in which we operate; changes in local, regional and national economic conditions; our inability to compete effectively; our inability to collect rent from tenants; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; decreased rental rates or increased vacancy rates; our failure to obtain necessary outside financing on favorable terms or at all; changes in the availability of additional acquisition opportunities; our inability to successfully complete real estate acquisitions; our failure to successfully operate acquired properties and operations; our failure to qualify or maintain our status as a REIT; our inability to attract and retain key personnel; government approvals, actions and initiatives, including the need for compliance with environmental requirements; financial market fluctuations; our failure to maintain our credit ratings or a downgrade in our credit ratings from one or more of the rating agencies; changes in real estate and zoning laws and increases in real property tax rates; risks associated with security breaches and other disruptions to our information technology networks and related systems; the effects of earthquakes and other natural disasters; and lack of or insufficient amounts of insurance. While forward-looking statements reflect our good faith beliefs (or those of the indicated third parties), they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition to the risk factors discussed below under the heading “Part II – Other Information – Item 1A. Risk Factors” and elsewhere in this report, we discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2014. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Pending Merger

See Note 19 to the condensed consolidated financial statements included elsewhere herein for a discussion of the pending merger transaction to which the Company and the Operating Partnership are parties. The Mergers are expected to close during the second half of 2015, although closing is subject to various conditions, including the approval of the Company Merger by our common stockholders, and therefore, we cannot provide any assurance that the Mergers will close in a timely manner or at all.

Our ability to execute on our business plan could be adversely impacted by operating restrictions included in the Merger Agreement with BRE Retail Centers, including restrictions on acquiring new assets and raising additional capital. We have incurred and will incur a variety of merger-related costs which while not recurring in nature will not be recoverable if the Mergers are not consummated.

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

The following table reflects our total portfolio at March 31, 2015 (a property is reclassified from development to the operating portfolio at the earlier of 85% occupancy or one year from completion and delivery of the space):

	Gross Leasable Area (GLA)	% Occupied	% Leased	Number of Properties
Operating Portfolio:
Retail properties	7,063,620	93.2%	94.4%	37
Multi-family properties(1)	339 units	93.5%	95.6%	n/a
Office properties	82,157	90.4%	90.4%	1

Total/weighted-average operating portfolio	7,145,777	93.1%	94.4%	38

Development properties(2)	689,039	16.5%	61.7%	n/a
Unconsolidated properties(3)	103,767	92.4%	92.4%	1

Total Portfolio:
Total/weighted-average total portfolio	7,938,583	86.5%	91.5%	39

(1)

Includes the 339 apartment units on the upper levels of our West Broad Village retail shopping center (the number of apartment units and leased percentage are not included in the total/weighted-average).

(2)

Our non-operating/development properties consisted of Phase II of our Chimney Rock and Phase III of our Plaza at Rockwall properties and undeveloped land parcels at our West Broad Marketplace and Southlake Park Village properties, which are currently under development and are expected to contain approximately 689,000 square feet of GLA upon completion. Phase I of our Chimney Rock property and Phases I and II of our Plaza at Rockwall property are classified as operating properties.

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

Critical Accounting Policies

A complete discussion of our critical accounting policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission, or SEC, and is accessible on the SEC’s website at www.sec.gov.

New Accounting Standards

See Note 2 to the condensed consolidated financial statements included elsewhere herein for disclosure of new accounting standards.

Results of Operations

We operate through three reportable business segments: retail properties, multi-family properties and office properties. At March 31, 2015, we owned 37 consolidated retail operating properties with a total of approximately 7.1 million square feet of GLA. The multi-family segment consists of apartment units at one retail property, West Broad Village, which is located in Richmond, Virginia. The office segment consists of one property, Excel Centre, a portion of which is utilized as our headquarters (which contains 82,157 square feet of GLA).

The following table reflects leasing activity at our consolidated retail and office operating properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases during the three months ended March 31, 2015:

	Number of Leases	GLA	Weighted- Average Lease Rate	Weighted- Average Prior Lease Rate	% Increase (Decrease)	Tenant Improvement Allowance (sf)	Leasing Commission (sf)
Comparable leases	35	190,588	$14.43	$14.31	0.8%	$0.16	$0.33
Non-comparable leases	10	49,970	$17.73	n/a	n/a	$6.05	$2.59

Total leasing activity	45	240,558

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

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

	Same Properties(1)		New Properties(2)		Redevelopment/ Development Properties		Corporate		Total
	As of March 31,
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Rentable GLA	5,761,681	5,761,681	1,394,096	75,550	—	—	—	—	7,155,777	5,837,231
Percent leased	93.7%	92.7%	97.5%	94.7%	—	—	—	—	94.4%	92.7%
Number of properties	33	33	5	1	—	—	—	—	38	34
Percent of total portfolio	80.5%	98.7%	19.5%	1.3%	—	—	—	—	100.0%	100.0%

	Same Properties		New Properties		Redevelopment/ Development Properties(3)		Corporate		Total
	Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Rental revenue	$23,285	$23,197	$8,340	$1,707	$410	$63	$(59)	$(59)	$31,976	$24,908
Tenant recoveries	5,193	5,190	2,187	55	63	11	—	—	7,443	5,256
Other income	138	122	375	121	—	—	559	191	1,072	434

Total revenues	28,616	28,509	10,902	1,883	473	74	500	132	40,491	30,598
Rental operations	7,328	7,366	3,405	702	370	17	(324)	(247)	10,779	7,838

Property operating income	$21,288	$21,143	$7,497	$1,181	$103	$57	$824	$379	$29,712	$22,760

(1)	Excludes any properties (or portions thereof), which were sold during 2014 or 2015 (the rentable GLA is excluded from the comparable information presented above for same properties).

(2)

Excludes two properties – Southlake Park Village and West Broad Marketplace, which were acquired in 2013 and 2014, respectively, which are currently under development and are considered non-operating properties. Includes (a) additional parcels at two operating properties – The Promenade and Brandywine Crossing, which were acquired in 2013 and 2014, respectively, and (b) the Cedar Square property (a portion of which was sold in 2014).

(3)

Includes the results of operations for development properties (or development activities on portions of operating properties) that are not considered part of the operating portfolio (Chimney Rock Phase II and the South Lake Park Village and West Broad Marketplace properties) the partial results of operations for properties that were sold during 2014 or 2015 (Lowe’s, Cedar Square, The Family Center at Orem and Promenade Corporate Center properties).

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014	Change	Percent Change
Property operating income	$29,712	$22,760	$6,952	30.5%
Unallocated expense:
General and administrative	4,348	3,815	533	14.0%
Depreciation and amortization	17,266	11,796	5,470	46.4%

Operating income	8,098	7,149	949	13.3%
Interest expense, net	(7,501)	(4,940)	(2,561)	51.8%
Income from equity in unconsolidated entities	134	69	65	94.2%
Gain on sale of real estate assets	19,661	—	19,661	n/a

Net income	$20,392	$2,278	$18,114	795.2%

Property operating income: Property operating income increased by $6.9 million, or 30.5%, to $29.7 million for the three months ended March 31, 2015 compared to $22.8 million for the three months ended March 31, 2014. The increase was primarily related to the acquisition of five consolidated operating properties in 2014 (including our acquisition of the additional land parcel at the Brandywine Crossing property, which is not considered a property separate from the main property), partially offset by the disposition of our Family Center at Orem and Promenade Corporate Center properties during the three months ended March 31, 2015. The acquisition of an undeveloped land parcel (West Broad Marketplace) in December 2014 did not have a material impact on property operating income for the three months ended March 31, 2015.

General and administrative: General and administrative expenses increased by $533,000, or 14.0%, to $4.3 million for the three months ended March 31, 2015 compared to $3.8 million for the three months ended March 31, 2014. The increase in general and administrative expenses was primarily due to an increase in share-based compensation expense compared to the prior period as a result of new restricted stock grants issued in March 2014 and January 2015 (we recognized share-based compensation expense of $1.1 million and $574,000 for the three months ended March 31, 2015 and 2014, respectively). In addition, there was an increase in personnel, acquisition, disposition and other infrastructure costs due to our continued growth.

Depreciation and amortization: Depreciation and amortization expense increased $5.5 million, or 46.4%, to $17.3 million for the three months ended March 31, 2015 compared to $11.8 million for the three months ended March 31, 2014. The increase was primarily related to the acquisition of five consolidated operating properties in 2014 (including our acquisition of the additional land parcel at the Brandywine Crossing property, which is not considered a property separate from main property), partially offset by the disposition of our Family Center at Orem and Promenade Corporate Center properties during the three months ended March 31, 2015. The acquisition of an undeveloped land parcel (West Broad Marketplace) in December 2014 did not have a material impact on depreciation and amortization for the three months ended March 31, 2015.

Interest expense, net: Interest expense, net increased $2.6 million, or 51.8%, to $7.5 million for the three months ended March 31, 2015 compared to $4.9 million for the three months ended March 31, 2014. The increase was primarily due to the issuance of $250.0 million of unsecured notes at an interest rate of 4.625% in May 2014. The proceeds from this issuance was primarily utilized to repay outstanding borrowings under our unsecured revolving credit facility, which carried a lower variable interest rate. In addition, the increase was due to our assumption of approximately $42.7 million of mortgage notes in connection with our acquisition of the Downtown at the Gardens property in October 2014.

Income from equity in unconsolidated entities: Income of $134,000 for the three months ended March 31, 2015 and $69,000 for the three months ended March 31, 2014, respectively, are comprised of our proportionate share of the net income or loss from the operations of our unconsolidated properties (income from equity in unconsolidated entities for the three months ended March 31, 2014 includes our proportionate share of results of operations from our investment in the La Costa Town Center property, which was sold in October 2014).

Gain on sale of real estate assets: The sale of The Family Center at Orem property on January 30, 2015 for a sales price of approximately $21.5 million and the sale of our Promenade Corporate Center property on March 11, 2015 for a sales price of approximately $65.0 million resulted in a gain on sale of real estate assets of approximately $19.7 million.

Results of Operations – Segments

We evaluate the performance of our segments based upon property operating income. “Property Operating Income” is defined as operating revenues (rental revenue, tenant recoveries and other income) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses).

You should read the following discussion in conjunction with the segment information disclosed in Note 18 to our condensed consolidated financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the three months ended March 31, 2015 and 2014 may not be indicative of our future results of operations.

The following table sets forth results of operations presented by segments for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014	Change	Percent Change
Revenues:
Office properties	$1,901	$2,161	$(260)	12.0%
Multi-family properties	1,350	1,401	(51)	3.6%
Retail properties	37,240	27,036	10,204	37.7%

Total revenues	$40,491	$30,598	$9,893	32.3%
Property operating expenses:
Office properties	$717	$853	$(136)	15.9%
Multi-family properties	462	453	9	2.0%
Retail properties	9,600	6,532	3,068	47.0%

Total property operating expenses	$10,779	$7,838	$2,941	37.5%

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Revenue-office properties: Office property revenue decreased by $260,000, or 12.0%, to $1.9 million for the three months ended March 31, 2015 compared to $2.2 million for the three months ended March 31, 2014. The decrease was primarily the result of the disposition of our Promenade Corporate Center property on March 11, 2015, which resulted in the recognition of a gain on sale of approximately $15.2 million.

Revenue-multi-family properties: Multi-family property revenue decreased by $51,000, or 3.6%, to $1.35 million for the three months ended March 31, 2015 compared to $1.4 million for the three months ended March 31, 2014. The decrease was primarily the result of turnover in leased apartments at the property (the leased percentage of the apartments fell from 97.6% at March 31, 2014 to 95.6% at March 31, 2015), which typically have a term of one year or less.

Revenue-retail properties: Retail property revenue increased by $10.2 million, or 37.7%, to $37.2 million for the three months ended March 31, 2015 compared to $27.0 million for the three months ended March 31, 2014. The increase was primarily related to the acquisition of five consolidated operating properties in 2014 (including our acquisition of the additional land parcel at the Brandywine Crossing property, which is not considered a property separate from main property), partially offset by the disposition of our Family Center at Orem and Promenade Corporate Center properties during the three months ended March 31, 2015. The acquisition of an undeveloped land parcel (West Broad Marketplace) in December 2014 did not have a material impact on revenue for the three months ended March 31, 2015. In addition, we recognized an increase in contractual lease rates of approximately 5.0% for new or renewed leases executed during the twelve months ended March 31, 2015 for spaces previously occupied.

Property operating expenses-office properties: Office property operating expenses decreased by $136,000, or 15.9%, to $717,000 for the three months ended March 31, 2015 compared to $853,000 for the three months ended March 31, 2014. The decrease was primarily the result of the disposition of our Promenade Corporate Center property on March 11, 2015.

Property operating expenses-multi-family properties: Multi-family property operating expenses increased by $9,000, or 2.0%, to $462,000 for the three months ended March 31, 2015 compared to $453,000 for the three months ended March 31, 2014.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $3.1 million, or 47.0%, to $9.6 million for the three months ended March 31, 2015 compared to $6.5 million for the three months ended March 31, 2014. The increase was primarily related to the acquisition of five consolidated operating properties in 2014 (including our acquisition of the additional land parcel at the Brandywine Crossing property, which is not considered a property separate from main property), partially offset by the disposition of our Family Center at Orem and Promenade Corporate Center properties during the three months ended March 31, 2015. The acquisition of an undeveloped land parcel (West Broad Marketplace) in December 2014 did not have a material impact on property operating expenses for the three months ended March 31, 2015.

Cash Flows

The following is a comparison, for the three months ended March 31, 2015 and 2014, of our cash flows.

Cash and cash equivalents were $5.5 million and $5.3 million at March 31, 2015 and 2014, respectively.

Net cash provided by operating activities was $19.6 million for the three months ended March 31, 2015 and $14.6 million for the three months ended March 31, 2014, an increase of $5.0 million. The increase was primarily due to cash flow generated from operations of new acquisitions and the commencement of cash rents on new leases.

Net cash provided by investing activities was $1.4 million for the three months ended March 31, 2015 compared to cash used in investing activities of $5.5 million for the three months ended March 31, 2014, an increase of $7.0 million. The increase was primarily due to proceeds from the sale of equity securities of approximately $10.8 million for the three months ended March 31, 2015.

Net cash used in financing activities was $22.2 million for the three months ended March 31, 2015 compared to $7.1 million for the three months ended March 31, 2014, an increase of $15.1 million. The change was primarily due to an increase in the repayment of outstanding indebtedness of approximately $27.4 million, partially offset by a decrease in proceeds from notes payable of $18.5 million and an increase in net proceeds from the issuance of common stock of approximately $29.9 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

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

The following table presents a reconciliation of FFO of Excel Trust, Inc. for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income (loss) attributable to the common stockholders(1)	$17,628	$(549)
Non-controlling interests in operating partnership(1)	289	(10)
Depreciation and amortization	17,266	11,796
Depreciation and amortization related to joint ventures(2)	68	170
Gain on sale of real estate assets	(19,661)	—

Funds from operations	$15,590	$11,407

(1)

Net income allocable to non-controlling interests in the Operating Partnership is included in net income (loss) attributable to unitholders of the Operating Partnership as reflected in the condensed consolidated financial statements of Excel Trust, L.P., included elsewhere herein.

(2)

Includes a reduction for 50% of the depreciation and amortization expense for the proportionate share at our consolidated Dothan property not owned by us and an increase for our proportionate share of depreciation and amortization expense at the unconsolidated La Costa Town Center (sold in October 2014) and The Fountains at Bay Hill properties.

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

As discussed in Note 19 to the condensed consolidated financial statements included elsewhere herein, the Merger Agreement contains provisions which restrict or prohibit certain capital expenditures as well as certain capital transactions typically used to fund the Company’s and the Operating Partnership’s short and long-term liquidity requirements. Until the Mergers close, or the Merger Agreement is terminated, the Company’s and the Operating Partnership’s liquidity requirements will primarily be funded with net cash provided by operating activities and certain other capital activities allowed under the Merger Agreement. In particular, the Company and the Operating Partnership are subject to various restrictions under the Merger Agreement on raising additional capital, issuing additional equity or debt, repurchasing equity or debt, and entering into certain acquisition, disposition and leasing transactions, among other restrictions.

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

As of March 31, 2015, the Company owned an approximate 98.4% partnership interest in the Operating Partnership. The remaining 1.6% partnership interests are owned by non-affiliated investors and certain of the Company’s directors and executive officers. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

The liquidity of the Company is dependent on the Operating Partnership’s ability to make sufficient distributions to the Company. The primary cash requirement of the Company is its payment of dividends to its stockholders; under the terms of the Merger Agreement, the Company will be permitted to pay one additional common stock dividend of $0.18 per share payable in July 2015, but will not be permitted to pay common stock dividends for any quarter thereafter. The Company also guarantees some of the Operating Partnership’s debt, as discussed further in Note 7 of the condensed consolidated financial statements contained elsewhere herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger the Company’s guarantee obligations, then the Company will be required to fulfill its cash payment commitments under such guarantees. However, the Company’s only significant asset is its investment in the Operating Partnership.

We believe the Operating Partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured revolving credit facility, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its stockholders for at least the next twelve months (subject to the restrictions set forth in the Merger Agreement described above). However, we cannot assure you that the Operating Partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the Operating Partnership’s ability to pay distributions to the Company, which would in turn adversely affect the Company’s ability to pay cash dividends to its stockholders.

The Company’s short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to the Company’s stockholders and operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions,

•	construction of the non-operating portion of some of our properties, and

•	properties under contract or acquired after March 31, 2015.

The Company has entered into equity distribution agreements, or the Equity Distribution Agreements, with four sales agents, under which the Company can issue and sell shares of its common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements were initially entered into in March 2012 and were subsequently amended and restated in May 2014, permitting additional sales with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three months ended March 31, 2014, the Company did not issue any shares pursuant to the Equity Distribution Agreements. During the three months ended March 31, 2015, the Company issued 2,227,456 shares of common stock pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $30.2 million at an average stock issuance price of $13.75 per share. The net proceeds of $30.2 million were contributed to the Operating Partnership in exchange for 2,227,456 OP units. As of March 31, 2015, approximately $64.4 million remained available under the Equity Distribution Agreements to issue and sell shares of the Company’s common stock.

Future Uses of Cash

The Company may, subject to the restrictions under the Merger Agreement to which it is subject, from time to time seek to repurchase or redeem the Operating Partnership’s outstanding debt, the Company’s shares of common stock or preferred stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The Company’s board of directors has authorized a stock repurchase program under which the Company may, subject to the restrictions under the Merger Agreement to which it is subject, acquire up to $50.0 million of its common stock and preferred stock in open market and negotiated purchases with no expiration date. As of March 31, 2015, approximately $20.9 million remained available under the stock repurchase program to acquire outstanding shares of the Company’s common stock and preferred stock. See Note 10 to the condensed consolidated financial statements contained elsewhere herein for further discussion.

As circumstances warrant, the Company may, subject to the restrictions under the Merger Agreement to which it is subject, issue equity from time to time, dependent upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the Operating Partnership’s partnership agreement to contribute the proceeds from its equity issuances to the Operating Partnership in exchange for preferred or common partnership units of the Operating Partnership. The Operating Partnership may use the proceeds to repay debt, including borrowings under its unsecured revolving credit facility, to acquire properties or for general corporate purposes.

We are also subject to the commitments discussed below under “Dividends and Distributions.”

See the discussion above and in Note 19 to the condensed consolidated financial statements included elsewhere herein regarding restrictions under the Merger Agreement to which the Company is subject.

Dividends and Distributions

For the Company to maintain its qualification as a REIT, it must pay dividends to its stockholders aggregating annually at least 90% of its ordinary taxable income (excluding any net capital gain). While historically the Company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company’s own stock. As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. The Company may need to continue to raise capital in the equity markets to fund the Operating Partnership’s working capital needs, acquisitions and developments. See the discussion above and in Note 19 to the condensed consolidated financial statements included elsewhere herein regarding restrictions under the Merger Agreement to which the Company is subject.

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

At March 31, 2015, we had $5.5 million of cash and cash equivalents on hand.

Our short-term liquidity requirements consist primarily of funds to pay for future distributions expected to be paid to our unitholders and operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions,

•	construction of the non-operating portion of some of our properties, and

•	properties under contract or acquired after March 31, 2015.

Our long term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions, capital commitments, construction obligations and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions and developments of new properties that we pursue.

We intend to satisfy our short-term liquidity requirements (excluding debt maturities) primarily through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide sufficient cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance our debt service obligations, borrow from our unsecured revolving credit facility or issue additional OP units to pay for upcoming debt maturities (subject to the restrictions under the Merger Agreement to which we are subject, discussed above and in Note 19 to the condensed consolidated financial statements included elsewhere herein). Subsequent to quarter-end, we utilized proceeds from a disposition to repay $22.0 million in outstanding borrowings from our unsecured revolving credit facility. Additionally, subject to the restrictions under the Merger Agreement to which we are subject, we have the ability, with lender consent, to exercise the accordion feature of our unsecured revolving credit facility, which would increase the borrowing capacity to $500.0 million. We expect to incur approximately $77.7 million in construction costs relating to redevelopment or development projects on portions of existing operating properties and at our non-operating properties (Chimney Rock Phase II, Plaza at Rockwall Phase III, West Broad Marketplace and Southlake Park Village). Subject to the restrictions under the Merger Agreement to which we are subject, funds for these costs are expected to come from new mortgage financing, unsecured notes offerings, borrowings from our unsecured revolving credit facility or construction loan and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness and long-term secured and unsecured indebtedness. In addition, we may, from time to time, sell non-strategic assets, offer and sell additional equity and debt securities, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs (in each case, subject to the restrictions under the Merger Agreement to which we are subject).

As of March 31, 2015, our mortgage indebtedness consisted of the following:

Property Pledged as Collateral	Principal Balance	Contractual Interest Rate	Monthly Payment(1)	Maturity Date
The Promenade	$45,645	4.80%	344	November 2015
5000 South Hulen	13,110	5.60%	83	April 2017
Lake Pleasant Pavilion	27,418	6.09%	143	October 2017
West Broad Marketplace(2)	3,045	2.49%	2	January 2018
Rite Aid — Vestavia Hills	785	7.25%	21	October 2018
Living Spaces-Promenade	6,667	7.88%	80	November 2019
West Broad Village	39,700	3.33%	110	May 2020
Downtown at the Gardens	42,276	4.60%	253	July 2022
Northside Plaza(3)	12,000	0.03%	1	November 2035

	$190,646
Plus: premium(4)	2,310

Mortgage notes payable, net	$192,956

(1)	Amount represents the monthly payment of principal and interest at March 31, 2015.

(2)

In December 2014, we entered into a $58.0 million construction loan in connection with our acquisition of a developable land parcel at our West Broad Marketplace property. The maturity date of the construction loan is January 2018, but may be extended for two additional one-year periods through January 2020 upon the payment of an extension fee. As of March 31, 2015, the construction loan bore interest at the rate of LIBOR plus a margin of 230 basis points (interest rate of 2.49% at March 31, 2015).

(3)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.03% at March 31, 2015). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association Index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by us from our unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $99,000 at March 31, 2015 is being amortized as additional interest expense through November 2035.

(4)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

Our unsecured revolving credit facility has a borrowing capacity of $300.0 million, which may be increased from time to time up to an additional $200.0 million for a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is April 6, 2018 and may be extended for an additional three months at our option.

As of March 31, 2015, our unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 to 170 basis points (margin of 130 basis point at March 31, 2015), depending on our credit rating. As of March 31, 2015, we were responsible for paying a fee of 0.25% or 0.30% on the full capacity of the facility. Borrowings under the unsecured revolving credit facility were $199.0 million and $238.0 million with a weighted-average interest rate of 1.48% and 1.47% at March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, we have issued $16.9 million in letters of credit from the unsecured revolving credit facility, which secure an outstanding $12.0 million bond payable for the Northside Mall property and construction activities at the Southlake Park Village property. The Northside Mall property bond is included with the mortgages payable on our condensed consolidated balance sheets. At March 31, 2015, there was approximately $84.1 million available for borrowing under the unsecured revolving credit facility.

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

The following is a summary of key financial covenants and their covenant levels as of March 31, 2015:

	Required	Actual
Key financial covenant:
Ratio of total liabilities to total asset value (maximum)	60.0%	47.3%
Ratio of adjusted EBITDA to fixed charges (minimum)	1.50x	2.2x
Ratio of secured indebtedness to total asset value (maximum)	40.0%	12.0%

(1)	For a complete listing of all debt covenants related to our consolidated indebtedness as well as definitions of the above terms, please refer to our applicable filings with the SEC.

As of March 31, 2015, we believe that we were in compliance with all of the covenants under our credit agreement.

Future Uses of Cash

Subject to the restrictions under the Merger Agreement to which we are subject, discussed above and in Note 19 to the condensed consolidated financial statements included elsewhere herein, we may from time to time seek to repurchase or redeem our outstanding debt, OP units or preferred units (subject to the repurchase or redemption of an equivalent number of shares of common stock or preferred stock by Excel Trust, Inc.) or other securities, and Excel Trust, Inc. may seek to repurchase or redeem its outstanding shares of common stock or preferred stock or other securities, in each case in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

As of March 31, 2015, our ratio of debt-to-gross undepreciated asset value was approximately 45.4%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and Excel Trust, Inc.’s board of directors may modify our debt policy from time to time. Subject to the restrictions under the Merger Agreement to which we are subject, the amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments, Contingencies and Contractual Obligations

The following table outlines our contractual obligations (dollars in thousands) at March 31, 2015 related to our mortgage and note indebtedness and other commitments:

	Payments by Period
	2015 (nine months)	2016-2017	2018-2019	Thereafter	Total
Principal payments — fixed rate debt	$47,650	$45,262	$9,340	$423,349	$525,601
Principal payments — variable rate debt(1)	50,000	—	202,045	12,000	264,045
Interest payments — fixed rate debt	21,211	44,025	39,241	65,164	169,641
Interest payments — variable rate debt(1)	2,433	6,049	750	51	9,283
Construction costs(2)	42,709	35,000	—	—	77,709

	$164,003	$130,336	$251,376	$500,564	$1,046,279

(1)

Includes redevelopment revenue bonds at our Northside Mall property, a construction loan at our West Broad Marketplace property, our $50.0 million term loan and outstanding borrowings on our unsecured revolving credit facility (our unsecured revolving credit facility had a balance of $199.0 million at March 31, 2015). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.03% at March 31, 2015). The construction loan bears interest at the rate of LIBOR plus a margin of 230 basis points (interest rate of 2.49% at March 31, 2015). The term loan bears interest at the rate of LIBOR plus a margin of 115 basis points (interest rate of 1.33% at March 31, 2015). The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 90 basis points to 170 basis points (weighted-average interest rate of 1.48% at March 31, 2015), depending on our credit rating. Interest payments are based on the interest rates in effect and debt balances outstanding on March 31, 2015.

(2)

Amount represents our estimate of costs expected to be incurred to complete the undeveloped portion of our Chimney Rock and Plaza at Rockwall properties and our West Broad Marketplace and Southlake Park Village development properties.

Off-Balance Sheet Arrangements

We hold a 50% tenant-in-common ownership interest in a company, Bay Hill Fountains, LLC, or Bay Hill LLC, which owns The Fountains at Bay Hill property, or the Bay Hill property. The Bay Hill LLC does not qualify as a VIE and consolidation is not required as we do not control the operations of the property. We receive 50% of the cash flow distributions and recognize 50% of the results of operations. In addition, we receive fees in our role as the day-to-day property manager. We account for our interest in the Bay Hill property under the equity method of accounting. The assets and liabilities of the Bay Hill property were $39.2 million and $25.7 million, respectively, at March 31, 2015.

Our proportionate share of outstanding indebtedness at the Bay Hill property as of March 31, 2015 is as follows (dollars in thousands):

Name	Ownership Interest	Principal Amount(1)	Interest Rate	Maturity Date
Bay Hill LLC	50%	$11,903	3.75%	December 1, 2021

(1)

Amount represents our proportionate share of a secured mortgage note, which bears interest at the fixed rate of 3.75%. The outstanding mortgage note was refinanced in October 2014 with a maturity date of December 1, 2021.

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

The fair value of mortgages payable at March 31, 2015 was approximately $197.1 million compared to the carrying amount of $193.0 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $5.9 million at March 31, 2015. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $6.2 million at March 31, 2015. Included in the balance of mortgages payable is a construction loan related to construction activities at one of our development properties. As of March 31, 2015, the construction loan bore interest at the rate of LIBOR plus a margin of 230 basis points. At March 31, 2015, the outstanding balance on our construction loan was approximately $3.0 million at an interest rate of 2.49%. Based on outstanding borrowings of our construction loan of $3.0 million at March 31, 2015, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $30,000.

We have a $300.0 million unsecured revolving credit facility. As of March 31, 2015, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 basis points to 170 basis points, depending on our credit rating. As of March 31, 2015, we had $215.9 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes $16.9 million in letters of credit issued under the facility. At March 31, 2015, the outstanding balance on our unsecured revolving credit facility was $199.0 million at a weighted-average interest rate of 1.48%. The fair value of the unsecured revolving credit facility at March 31, 2015 was approximately $197.4 million. Based on outstanding borrowings of $199.0 million at March 31, 2015, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $2.0 million.

We have issued $350.0 million aggregate principal amount of senior unsecured notes with a weighted-average fixed interest rate of 4.62%. The fair value of the senior unsecured notes at March 31, 2015 was approximately $365.8 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $24.8 million at March 31, 2015. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $27.1 million at March 31, 2015.

We entered into a term loan in December 2014, which bore interest at the rate of LIBOR plus a margin of 115 basis points as of March 31, 2015. At March 31, 2015, the outstanding balance on our term loan was $50.0 million at an interest rate of 1.33%. The fair value of the term loan at March 31, 2015 was approximately $50.0 million. Based on outstanding borrowings of $50.0 million at March 31, 2015, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $500,000.

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

On April 22, 2015, a purported class action was filed in the Superior Court of the State of California, County of San Diego, against the Company, the Operating Partnership, Blackstone, BRE Retail Centers Holdings LP, BRE Retail Centers Corp, BRE Retail Centers LP and the members of our board of directors alleging, among other things, that the directors breached their fiduciary duties to the stockholders of the company in connection with the proposed Mergers. In addition, the lawsuit alleges that the Company, the Operating Partnership, Blackstone, BRE Retail Centers Holdings LP, BRE Retail Centers Corp and BRE Retail Centers LP aided and abetted the purported breaches of fiduciary duty. The complaint seeks, among other things, to enjoin the completion of the Mergers.

Item 1A.	Risk Factors

Our annual report on Form 10-K for the year ended December 31, 2014 includes detailed discussions of our risk factors under the heading “Part I, Item 1A. Risk Factors.” Set forth below are certain risk factors in addition to those previously disclosed in our annual report on Form 10-K, which we are including in this quarterly report on Form 10-Q as a result of our entering into the Merger Agreement on April 9, 2015, as further described above. You should carefully consider the risk factors discussed in our annual report on Form 10-K and those set forth below, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, growth prospects or the value of our securities.

Risks Related to the Mergers

There may be unexpected delays in the completion of the Mergers, or the Mergers may not be completed at all.

The Mergers are currently expected to close during the second half of 2015, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or BRE Retail Centers, may terminate the Merger Agreement if the Mergers have not occurred by December 31, 2015. Certain events may delay the completion of the Mergers or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Company Merger requires the affirmative vote of a majority of our outstanding common stock as of the record date for the special meeting of stockholders. If the required vote is not obtained at a special meeting (including any adjournment or postponement thereof) at which the Company Merger has been voted upon, either we or BRE Retail Centers, may terminate the Merger Agreement. We may incur significant additional costs in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. We can neither assure you that the conditions to the completion of the Mergers will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the Mergers will be completed.

In addition, under the terms of the Merger Agreement, we may not declare or pay any future dividends (other than the regular quarterly dividend of $0.18 per share for the quarter ending June 30, 2015 which has already been declared, payable on or about July 15, 2015 to stockholders of record at the close of business on June 30, 2015) to the holders of our common stock during the term of the Merger Agreement without the prior written consent of BRE Retail Centers, subject to certain exceptions. Depending on when the Mergers are consummated, these restrictions may prevent holders of our common stock from receiving dividends that they might otherwise have received.

Failure to complete the Mergers in a timely manner or at all could negatively affect our stock price and future business and financial results.

Delays in completing the Mergers or the failure to complete the Mergers at all could negatively affect our future business and financial results, and, in that event, the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Mergers will be completed. If the Mergers are not completed for any reason, we will not achieve the expected benefits thereof and will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers, any of which could materially adversely affect our business, financial condition, results of operations and the value of our securities.

The pendency of the Mergers could adversely affect our business and operations.

In connection with the pending Mergers, some of our current or prospective tenants, lenders, joint venture partners or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. In addition, under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers. These restrictions may prevent us from pursuing certain strategic transactions, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. Additionally, the pendency of the Mergers may make it more difficult for us to effectively recruit, retain and incentivize key personnel.

An adverse judgment in a lawsuit challenging the Mergers may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe.

The Company, the Operating Partnership, Blackstone, BRE Retail Centers Holdings LP, BRE Retail Centers Corp, BRE Retail Centers LP and the members of our board of directors have been named as defendants in a purported class action lawsuit challenging the Mergers and seeking, among other things, to enjoin the completion of the Mergers. Our stockholders may file additional lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of directors as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers in the expected timeframe, or may prevent the Mergers from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.

Counterparties to certain of our agreements may have consent rights in connection with the Mergers.

We are party to certain agreements that give the counterparties to such agreements certain rights, including consent rights, in connection with “change in control” transactions or otherwise. Under certain of these agreements, the Mergers may constitute a “change in control” or otherwise give rise to consent rights and, therefore, the counterparties may assert their rights in connection with the Mergers, including in the case of indebtedness, acceleration of amounts due. Any such counterparty may request modifications of its agreements as a condition to granting a waiver or consent under those agreements, and there can be no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available. In addition, the failure to obtain consent under one agreement may be a default under other agreements and, thereby, trigger rights of the counterparties to such other agreements, including termination rights where available.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds (Excel Trust, Inc.)

None.

Unregistered Sales of Equity Securities and Use of Proceeds (Excel Trust, L.P.)

During the quarter ended March 31, 2015, Excel Trust, Inc. issued, net of forfeitures, an aggregate of 68,942 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by Excel Trust, Inc. in connection with such an award, we issued a restricted common OP unit to Excel Trust, Inc. During the quarter ended March 31, 2015, we issued, net of forfeitures, an aggregate of 68,942 restricted common OP units to Excel Trust, Inc., as required by our partnership agreement. These issuances were made in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

During the quarter ended March 31, 2015, Excel Trust, Inc. issued 2,227,456 shares of its common stock in “at the market” offerings pursuant to equity distribution agreements with four sales agents. Excel Trust, Inc. contributed the net proceeds from this offering of approximately $30.2 million to us in exchange for 2,227,456 OP units. The OP units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The shares of common stock were offered and sold under a prospectus supplement and related prospectus filed with the Securities and Exchange Commission pursuant to an effective shelf registration statement of Excel Trust, Inc.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of April 9, 2015, by and among Excel Trust, Inc., BRE Retail Centers Holdings LP, BRE Retail Centers Corp, BRE Retail Centers LP and Excel Trust, L.P.(1)

3.1	First Amendment to Amended and Restated Bylaws of Excel Trust, Inc., effective April 9, 2015.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Excel Trust, Inc.’s and Excel Trust, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EXCEL TRUST, INC.		EXCEL TRUST, L.P. By: Excel Trust, Inc. Its general partner

By:	/S/ GARY B. SABIN	By:	/S/ GARY B. SABIN
	Gary B. Sabin Chairman and Chief Executive Officer (Principal Executive Officer)		Gary B. Sabin Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/S/ JAMES Y. NAKAGAWA	By:	/S/ JAMES Y. NAKAGAWA
	James Y. Nakagawa Chief Financial Officer (Principal Financial Officer)		James Y. Nakagawa Chief Financial Officer (Principal Financial Officer)

Dated: April 30, 2015		Dated: April 30, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of April 9, 2015, by and among Excel Trust, Inc., BRE Retail Centers Holdings LP, BRE Retail Centers Corp, BRE Retail Centers LP and Excel Trust, L.P.(1)

3.1	First Amendment to Amended and Restated Bylaws of Excel Trust, Inc., effective April 9, 2015.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Excel Trust, Inc.’s and Excel Trust, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2015.