Form 10-Q
period 2015-06-30
Excel Trust, Inc.; Excel Trust, L.P.
filed 2015-07-30
CIK 1478950, 1492323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Excel Trust, Inc.    Yes  ☐    No  ☒

Excel Trust, L.P.    Yes  ☐    No  ☒

Number of shares of Excel Trust, Inc. common stock outstanding as of July 30, 2015, $0.01 par value per share: 64,507,233 shares

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2015 of Excel Trust, Inc., a Maryland corporation, and Excel Trust, L.P., a Delaware limited partnership of which Excel Trust, Inc. is the parent company and general partner. Unless stated otherwise or the context otherwise requires, all references in this report to “we,” “our,” “us” or “the Company” refer to Excel Trust, Inc., together with its controlled and consolidated subsidiaries, including Excel Trust, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to the “Operating Partnership” or “our operating partnership” refer to Excel Trust, L.P. and its controlled and consolidated subsidiaries.

Excel Trust, Inc. is a real estate investment trust, or REIT, and the general partner of the Operating Partnership. As of June 30, 2015, Excel Trust, Inc. owned an approximate 98.4% partnership interest in the Operating Partnership. The remaining 1.6% partnership interests are owned by non-affiliated investors and certain of our directors and executive officers. As the sole general partner of the Operating Partnership, Excel Trust, Inc. exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

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

EXCEL TRUST, INC.

EXCEL TRUST, L.P.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART 1 — FINANCIAL INFORMATION

Item 1.	Financial Statements

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS:
Property:
Land	$449,648	$455,112
Buildings	925,338	921,604
Site improvements	86,767	87,305
Tenant improvements	67,829	70,549
Construction in progress	22,265	8,819
Less accumulated depreciation	(98,740)	(90,543)

Property, net	1,453,107	1,452,846
Cash and cash equivalents	8,274	6,603
Restricted cash	8,153	8,272
Tenant receivables, net	4,080	5,794
Lease intangibles, net	117,605	123,373
Deferred rent receivable	11,043	11,479
Other assets	19,173	32,081
Real estate held for sale, net of accumulated depreciation	16,286	—
Investment in unconsolidated entities	6,612	6,689

Total assets(1)	$1,644,333	$1,647,137

LIABILITIES AND EQUITY:
Liabilities:
Mortgages payable, net	$194,082	$192,748
Notes payable	257,000	238,000
Unsecured notes	348,824	398,758
Accounts payable and other liabilities	35,146	34,338
Liabilities of real estate held for sale	180	—
Lease intangibles, net	40,276	42,470
Dividends/distributions payable	13,582	12,857

Total liabilities(2)	889,090	919,171
Commitments and contingencies
Equity:
Stockholders’ equity
Preferred stock, 50,000,000 shares authorized
7.0% Series A cumulative convertible perpetual preferred stock, $29,524 liquidation preference ($25.00 per share), 1,180,975 shares issued and outstanding at June 30, 2015 and December 31, 2014	28,168	28,168
8.125% Series B cumulative redeemable preferred stock, $92,000 liquidation preference ($25.00 per share), 3,680,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	88,720	88,720
Common stock, $.01 par value, 200,000,000 shares authorized; 63,415,748 and 61,113,372 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	633	610
Additional paid-in capital	625,186	597,723
Retained Earnings	—	—
Accumulated other comprehensive gain	—	168

Total stockholders’ equity	742,707	715,389
Non-controlling interests	12,536	12,577

Total equity	755,243	727,966

Total liabilities and equity	$1,644,333	$1,647,137

(1)

Excel Trust, Inc.’s consolidated total assets at June 30, 2015 and December 31, 2014 include $43,877 and $39,783, respectively, of assets (primarily real estate assets) of two variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs.

(2)

Excel Trust, Inc.’s consolidated total liabilities at June 30, 2015 and December 31, 2014 include $1,688 and $823 of accounts payable and other liabilities, respectively, that do not have recourse to Excel Trust, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Rental revenue	$30,756	$25,179	$62,731	$50,086
Tenant recoveries	6,837	4,855	14,280	10,110
Other income	472	596	1,545	1,030

Total revenues	38,065	30,630	78,556	61,226
Expenses:
Maintenance and repairs	2,684	2,186	5,672	4,409
Real estate taxes	4,097	2,930	8,514	6,295
Management fees	590	519	1,233	1,037
Other operating expenses	2,114	1,615	4,846	3,346
General and administrative	5,448	4,158	9,796	7,973
Depreciation and amortization	17,386	11,411	34,652	23,207

Total expenses	32,319	22,819	64,713	46,267

Operating income	5,746	7,811	13,843	14,959
Interest expense	(8,209)	(5,981)	(15,760)	(10,970)
Interest income	52	54	103	103
Income from equity in unconsolidated entities	124	95	258	165
Gain on sale of real estate assets	5,885	—	25,546	—

Net income	3,598	1,979	23,990	4,257
Net income attributable to non-controlling interests	(110)	(74)	(489)	(157)

Net income attributable to Excel Trust, Inc.	3,488	1,905	23,501	4,100
Preferred stock dividends	(2,385)	(2,744)	(4,770)	(5,488)

Net (loss) income attributable to the common stockholders	$1,103	$(839)	$18,731	$(1,388)

Net income (loss) per share attributable to the common stockholders:
Basic earnings (loss) per share	$0.02	$(0.02)	$0.30	$(0.03)
Diluted earnings (loss) per share	$0.02	$(0.02)	$0.30	$(0.03)

Weighted-average common shares outstanding - basic and diluted	62,937	48,567	62,707	48,178

Dividends declared per common share	$0.18	$0.175	$0.36	$0.35

Net income	$3,598	$1,979	$23,990	$4,257
Other comprehensive (loss) income:
Change in unrealized gain on investment in equity securities	—	—	137	—
Gain on sale of equity securities (reclassification adjustment)	—	—	(308)	—

Comprehensive income	3,598	1,979	23,819	4,257
Comprehensive income attributable to non-controlling interests	(110)	(74)	(486)	(157)

Comprehensive income attributable to Excel Trust, Inc.	$3,488	$1,905	$23,333	$4,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated other Comprehensive Gain	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2015	$28,168	$88,720	61,113,372	$610	$597,723	$—	$168	$715,389	$12,577	$727,966
Net proceeds from sale of common stock	—	—	2,220,838	22	29,492	—	—	29,514	—	29,514
Issuance of restricted common stock awards	—	—	164,733	2	(2)	—	—	—	—	—
Forfeiture of restricted common stock awards	—	—	(83,195)	(1)	1	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	2,193	—	—	2,193	—	2,193
Common stock dividends	—	—	—	—	(4,097)	(18,731)	—	(22,828)	—	(22,828)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(651)	(651)
Net income	—	—	—	—	—	23,501	—	23,501	489	23,990
Preferred stock dividends	—	—	—	—	—	(4,770)	—	(4,770)	—	(4,770)
Change in unrealized gain on investment in equity securities	—	—	—	—	—	—	(168)	(168)	(3)	(171)
Adjustment for non-controlling interests	—	—	—	—	(124)	—	—	(124)	124	—

Balance at June 30, 2015	$28,168	$88,720	63,415,748	$633	$625,186	$—	$—	$742,707	$12,536	$755,243

	Series A Preferred Stock	Series B Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated other Comprehensive Gain	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
			Shares	Amount
Balance at January 1, 2014	$47,703	$88,720	48,381,365	$482	$478,541	$—	$—	$615,446	$11,938	$627,384
Net proceeds from sale of common stock	—	—	12,650,000	127	160,606	—	—	160,733	—	160,733
Repurchase of common stock	—	—	(105,775)	(1)	(1,406)	—	—	(1,407)	—	(1,407)
Forfeiture of restricted common stock awards	—	—	(466,864)	(4)	4	—	—	—	—	—
Issuance of restricted common stock awards	—	—	657,872	6	(6)	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	1,964	—	—	1,964	—	1,964
Common stock dividends	—	—	—	—	(19,174)	—	—	(19,174)	—	(19,174)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(630)	(630)
Net income	—	—	—	—	—	4,100	—	4,100	157	4,257
Preferred stock dividends	—	—	—	—	(1,388)	(4,100)	—	(5,488)	—	(5,488)
Adjustment for non-controlling interests	—	—	—	—	(563)	—	—	(563)	563	—

Balance at June 30, 2014	$47,703	$88,720	61,116,598	$610	$618,578	$—	$—	$755,611	$12,028	$767,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash flows from operating activities:
Net income	$23,990	$4,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,652	23,207
Gain on sale of real estate assets	(25,546)	—
Gain on sale of equity securities	(308)	—
(Income) loss from equity in unconsolidated entities	(258)	(165)
Deferred rent receivable	(1,527)	(1,154)
Amortization of above- and below-market leases	(1,264)	(360)
Amortization of deferred balances	1,794	813
Bad debt expense	446	372
Share-based compensation expense	2,193	1,964
Distributions from unconsolidated entities	373	322
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	1,314	1,638
Other assets	(232)	(482)
Accounts payable and other liabilities	1,400	2,707

Net cash provided by operating activities	37,027	33,119

Cash flows from investing activities:
Acquisitions of property	(30,936)	(1,000)
Development of property and property improvements	(19,185)	(11,935)
Receipt of master lease payments	—	507
Dispositions of real estate assets	31,722	—
Capitalized leasing costs	(937)	(492)
Proceeds from the sale of equity securities	10,820	—
Restricted cash	119	1,174

Net cash used in investing activities	(8,397)	(11,746)

Cash flows from financing activities:
Issuance of common stock	30,544	160,908
Common stock offering costs	(532)	(94)
Repurchase of common stock	—	(1,407)
Payments on mortgages payable	(2,177)	(43,996)
Proceeds from mortgages payable	3,729	—
Payments on notes payable	(61,000)	(222,000)
Proceeds from notes payable	80,000	42,500
Payments on unsecured notes	(50,000)	—
Proceeds from unsecured notes	—	248,693
Distribution to non-controlling interests	(645)	(630)
Preferred stock dividends	(4,771)	(5,488)
Common stock dividends	(22,108)	(16,946)
Deferred financing costs	—	(2,409)

Net cash (used in) provided by financing activities	(26,960)	159,131

Net increase	1,671	180,504
Cash and cash equivalents, beginning of period	6,603	3,245

Cash and cash equivalents, end of period	$8,274	$183,749

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$13,164	$6,287

Non-cash investing and financing activity:
Liabilities assumed in connection with property acquisitions	$123	$—

Dispositions of real estate assets classified as a 1031 exchange (including gain on sale of real estate assets of $19,711)	$85,390	$—

Acquisition of real estate assets classified as a 1031 exchange	$85,390	$—

Common stock dividends payable	$11,415	$10,695

Preferred stock dividends payable	$1,983	$2,287

OP unit distributions payable	$184	$178

Accrued additions to operating and development properties	$9,008	$6,808

Change in unrealized gain on investment in equity securities	$171	$—

Reclassification of offering costs	$499	$—

Accrued offering costs	$—	$81

Reclassification of assets to real estate held for sale	$16,286	$—

Reclassification of liabilities to liabilities of real estate held for sale	$180	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except unit and per unit amounts)

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS:

Property:
Land	$449,648	$455,112
Buildings	925,338	921,604
Site improvements	86,767	87,305
Tenant improvements	67,829	70,549
Construction in progress	22,265	8,819
Less accumulated depreciation	(98,740)	(90,543)

Property, net	1,453,107	1,452,846
Cash and cash equivalents	8,274	6,603
Restricted cash	8,153	8,272
Tenant receivables, net	4,080	5,794
Lease intangibles, net	117,605	123,373
Deferred rent receivable	11,043	11,479
Other assets	19,173	32,081
Real estate held for sale, net of accumulated depreciation	16,286	—
Investment in unconsolidated entities	6,612	6,689

Total assets(1)	$1,644,333	$1,647,137

LIABILITIES AND CAPITAL:

Liabilities:
Mortgages payable, net	$194,082	$192,748
Notes payable	257,000	238,000
Unsecured notes	348,824	398,758
Accounts payable and other liabilities	35,146	34,338
Liabilities of real estate held for sale	180	—
Lease intangibles, net	40,276	42,470
Distributions payable	13,582	12,857

Total liabilities(2)	889,090	919,171
Commitments and contingencies
Capital:
Partners’ capital:
Preferred OP units, 50,000,000 units authorized
7.0% Series A cumulative convertible perpetual preferred units, $29,524 liquidation preference ($25.00 per unit), 1,180,975 units issued and outstanding at June 30, 2015 and December 31, 2014	28,168	28,168
8.125% Series B cumulative redeemable preferred units, $92,000 liquidation preference ($25.00 per unit), 3,680,000 units issued and outstanding at June 30, 2015 and December 31, 2014	88,720	88,720
Limited partners’ capital, 1,019,523 common OP units issued and outstanding at June 30, 2015 and December 31, 2014	1,368	1,428
General partner’s capital, 63,415,748 and 61,113,372 common OP units issued and outstanding at June 30, 2015 and December 31, 2014, respectively	634,592	606,982
Accumulated other comprehensive gain	—	171

Total partners’ capital	752,848	725,469
Non-controlling interests	2,395	2,497

Total capital	755,243	727,966

Total liabilities and capital	$1,644,333	$1,647,137

(1)

Excel Trust, L.P.’s consolidated total assets at June 30, 2015 and December 31, 2014 include $43,877 and $39,783, respectively, of assets (primarily real estate assets) of two VIEs that can only be used to settle the liabilities of those VIEs.

(2)

Excel Trust, L.P.’s consolidated total liabilities at June 30, 2015 and December 31, 2014 include $1,688 and $823 of accounts payable and other liabilities, respectively, that do not have recourse to Excel Trust, L.P.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per unit data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Rental revenue	$30,756	$25,179	$62,731	$50,086
Tenant recoveries	6,837	4,855	14,280	10,110
Other income	472	596	1,545	1,030

Total revenues	38,065	30,630	78,556	61,226
Expenses:
Maintenance and repairs	2,684	2,186	5,672	4,409
Real estate taxes	4,097	2,930	8,514	6,295
Management fees	590	519	1,233	1,037
Other operating expenses	2,114	1,615	4,846	3,346
General and administrative	5,448	4,158	9,796	7,973
Depreciation and amortization	17,386	11,411	34,652	23,207

Total expenses	32,319	22,819	64,713	46,267

Operating income	5,746	7,811	13,843	14,959
Interest expense	(8,209)	(5,981)	(15,760)	(10,970)
Interest income	52	54	103	103
Income from equity in unconsolidated entities	124	95	258	165
Gain on sale of real estate assets	5,885	—	25,546	—

Net income	3,598	1,979	23,990	4,257
Net income attributable to non-controlling interests	(91)	(90)	(181)	(183)

Net income attributable to Excel Trust, L.P.	3,507	1,889	23,809	4,074
Preferred operating unit distributions	(2,385)	(2,744)	(4,770)	(5,488)

Net (loss) income attributable to the unitholders	$1,122	$(855)	$19,039	$(1,414)

Net income (loss) per unit attributable to the unitholders:
Basic earnings (loss) per unit	0.02	(0.02)	0.30	(0.03)
Diluted earnings (loss) per unit	$0.02	$(0.02)	$0.30	$(0.03)

Weighted-average common OP units outstanding - basic and diluted	63,957	49,586	63,726	49,198

Distributions declared per common OP unit	$0.18	$0.175	$0.36	$0.35

Net income	$3,598	$1,979	$23,990	$4,257
Other comprehensive (loss) income:
Change in unrealized gain on investment in equity securities	—	—	137	—
Gain on sale of equity securities (reclassification adjustment)	—	—	(308)	—

Comprehensive income	3,598	1,979	23,819	4,257
Comprehensive income attributable to non-controlling interests	(91)	(90)	(181)	(183)

Comprehensive income attributable to Excel Trust, L.P.	$3,507	$1,889	$23,638	$4,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CAPITAL

(Dollars in thousands)

(Unaudited)

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital
	Series A	Series B	Common OP Units	Amount	Common OP Units	Amount	Accumulated other Comprehensive Gain	Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance at January 1, 2015	$28,168	$88,720	1,019,523	$1,428	61,113,372	$606,982	$171	$725,469	$2,497	$727,966
Net proceeds from issuance of common OP units	—	—	—	—	2,220,838	29,514	—	29,514	—	29,514
Forfeiture of restricted common OP unit awards	—	—	—	—	(83,195)	—	—	—	—	—
Issuance of restricted common OP unit awards	—	—	—	—	164,733	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	—	2,193	—	2,193	—	2,193
OP unit distributions	(1,032)	(3,738)	—	(368)	—	(22,828)	—	(27,966)	(283)	(28,249)
Net income	1,032	3,738	—	308	—	18,731	—	23,809	181	23,990
Change in unrealized loss on investment in equity securities	—	—	—	—	—	—	(171)	(171)	—	(171)

Balance at June 30, 2015	$28,168	$88,720	1,019,523	$1,368	63,415,748	$634,592	$—	$752,848	$2,395	$755,243

	Preferred Operating Partnership Units		Limited Partners’ Capital		General Partner’s Capital
	Series A	Series B	Common OP Units	Amount	Common OP Units	Amount	Accumulated other Comprehensive Gain	Total Partners’ Capital	Non- controlling Interests	Total Capital
Balance at January 1, 2014	$47,703	$88,720	1,019,523	$2,166	48,381,365	$487,134	$—	$625,723	$1,661	$627,384
Net proceeds from sale of common OP units	—	—	—	—	12,650,000	160,733	—	160,733	—	160,733
Repurchase of common OP units	—	—	—	—	(105,775)	(1,407)	—	(1,407)	—	(1,407)
Forfeiture of restricted common OP unit awards	—	—	—	—	(466,864)	—	—	—	—	—
Issuance of restricted common OP unit awards	—	—	—	—	657,872	—	—	—	—	—
Noncash amortization of share-based compensation	—	—	—	—	—	1,964	—	1,964	—	1,964
OP unit distributions	(1,750)	(3,738)	—	(356)	—	(19,174)	—	(25,018)	(274)	(25,292)
Net income (loss)	1,750	3,738	—	(26)	—	(1,388)	—	4,074	183	4,257

Balance at June 30, 2014	$47,703	$88,720	1,019,523	$1,784	61,116,598	$627,862	$—	$766,069	$1,570	$767,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXCEL TRUST, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash flows from operating activities:
Net income	$23,990	$4,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,652	23,207
Gain on sale of real estate assets	(25,546)	—
Gain on sale of equity securities	(308)	—
(Income) loss from equity in unconsolidated entities	(258)	(165)
Deferred rent receivable	(1,527)	(1,154)
Amortization of above- and below-market leases	(1,264)	(360)
Amortization of deferred balances	1,794	813
Bad debt expense	446	372
Share-based compensation expense	2,193	1,964
Distributions from unconsolidated entities	373	322
Change in assets and liabilities (net of the effect of acquisitions):
Tenant and other receivables	1,314	1,638
Other assets	(232)	(482)
Accounts payable and other liabilities	1,400	2,707

Net cash provided by operating activities	37,027	33,119

Cash flows from investing activities:
Acquisitions of property	(30,936)	(1,000)
Development of property and property improvements	(19,185)	(11,935)
Receipt of master lease payments	—	507
Dispositions of real estate assets	31,722	—
Capitalized leasing costs	(937)	(492)
Proceeds from the sale of equity securities	10,820	—
Restricted cash	119	1,174

Net cash used in investing activities	(8,397)	(11,746)

Cash flows from financing activities:
Issuance of common OP units	30,012	160,814
Repurchase of common OP units	—	(1,407)
Payments on mortgages payable	(2,177)	(43,996)
Proceeds from mortgages payable	3,729	—
Payments on notes payable	(61,000)	(222,000)
Proceeds from notes payable	80,000	42,500
Payments on unsecured notes	(50,000)	—
Proceeds from unsecured notes	—	248,693
Distribution to non-controlling interests	(283)	(274)
Preferred OP unit distributions	(4,771)	(5,488)
Common OP unit distributions	(22,470)	(17,302)
Deferred financing costs	—	(2,409)

Net cash (used in) provided by financing activities	(26,960)	159,131

Net increase	1,671	180,504
Cash and cash equivalents, beginning of period	6,603	3,245

Cash and cash equivalents, end of period	$8,274	$183,749

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$13,164	$6,287

Non-cash investing and financing activity:
Liabilities assumed in connection with property acquisitions	$123	$—

Dispositions of real estate assets classified as a 1031 exchange (including gain on sale of real estate assets of $19,711)	$85,390	$—

Acquisitions of real estate assets classified as a 1031	$85,390	$—

Common OP unit distribution payable	$11,599	$10,873

Preferred OP unit distribution payable	$1,983	$2,287

Accrued additions to operating and development properties	$9,008	$6,808

Change in unrealized gain on investment in equity securities	$171	$—

Reclassification of offering costs	$499	$—

Accrued offering costs	$—	$81

Reclassification of assets to real estate held for sale	$16,286	$—

Reclassification of liabilities to liabilities of real estate held for sale	$180	$—

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

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2015, owned a 98.4% interest in the Operating Partnership. The remaining 1.6% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units (“OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Payable and Other Liabilities:

Included in accounts payable and other liabilities are deferred rents in the amount of $2.4 million and $3.0 million at June 30, 2015 and December 31, 2014, respectively.

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

Minimum rental revenues are recognized on a straight-line basis over the terms of the related lease. The difference between the amount of cash rent due in a year and the amount recorded as rental income is referred to as the “straight-line rent adjustment.” Rental income (net of write-offs for uncollectible amounts) increased by $767,000 and $552,000 in the three months ended June 30, 2015 and 2014, respectively, and by $1.5 million and $1.2 million in the six months ended June 30, 2015 and 2014, respectively, due to the straight-line rent adjustment. Percentage rent is recognized after tenant sales have exceeded defined thresholds (if applicable) and was $202,000 and $183,000 in the three months ended June 30, 2015 and 2014, respectively, and $465,000 and $398,000 in the six months ended June 30, 2015 and 2014, respectively.

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

The Company has agreed to provide the developer/manager for development projects at the Plaza at Rockwall, Southlake Park Village and Chimney Rock properties with a profit participation interest based on a percentage interest in the positive cash flows of the completed project after the Company has received distributions returning all of its capital investment plus a required rate of return (ranging from an 8% to 12% annualized rate of return). The Company initially records the profit participation interests at the estimated fair value of the obligation at the time of execution of the related agreement. The obligation is adjusted at each reporting date to the greater of the initial fair value at execution, or the estimated amount that would be owed if the obligation were to be settled as of the reporting date. As of June 30, 2015, the Company has recorded $2.4 million for payments expected to be made related to the grants of these profit participation interests within construction in progress for the respective projects under development. The Company made a payment of approximately $1.1 million to the developer as a result of the disposition of the Cedar Square property in May 2015 and the final distribution of funds. The Company recognized a charge to earnings of approximately $560,000 related to changes in the estimated amount owed for the six months ended June 30, 2015, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed:

The Company reviews long-lived assets and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This assessment considers expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include the tenants’ ability to perform their duties and pay rent under the terms of the leases. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense, expected to result from the long-lived asset’s use and eventual disposition. The Company’s evaluation as to whether impairment may exist, including estimates of future anticipated cash flows, are highly subjective and could differ materially from actual results in future periods. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. Although the Company’s strategy is to hold its properties over a long-term period, if the strategy changes or market conditions dictate that the sale of properties at an earlier date would be preferable, a property may be classified as held for sale and an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less cost to sell. There was no impairment recorded for the six months ended June 30, 2015 or 2014.

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

Investments in equity securities, which are included in other assets on the accompanying condensed consolidated balance sheets, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Equity securities, initial cost basis	$—	$10,512
Gross unrealized gains	—	185
Gross unrealized losses	—	(14)

Equity securities, fair value(1)	$—	$10,683

(1)	Determination of fair value is classified as Level 1 in the fair value hierarchy based on the use of quoted prices in active markets (see section entitled “Fair Value of Financial Instruments” below).

Share-Based Payments:

All share-based payments to employees are recognized in earnings based on their fair value on the date of grant. Through June 30, 2015, the Company has awarded only restricted stock awards under its incentive award plan, which are based on shares of the Parent Company’s common stock. The fair value of equity awards that include only service or performance vesting conditions is determined based on the closing market price of the underlying common stock on the date of grant. The fair value of equity awards that include one or more market vesting conditions is determined based on the use of a widely accepted valuation model. The fair value of equity grants is amortized to general and administrative expense ratably over the requisite service period for awards that include only service or performance vesting conditions and utilizing a graded vesting method (an accelerated vesting method in which the majority of compensation expense is recognized in earlier periods) for awards that include one or more market vesting conditions, adjusted for anticipated forfeitures.

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

Tenant Receivables:

Tenant receivables and deferred rent are carried net of the allowances for uncollectible current tenant receivables and deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company maintains an allowance for deferred rent receivable arising from the straight-lining of rents. Such allowances are charged to bad debt expense which is included in other operating expenses on the accompanying condensed consolidated statement of operations. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. At June 30, 2015 and December 31, 2014, the Company had $706,000 and $521,000, respectively, in allowances for uncollectible accounts (including straight-line deferred rent receivables) as determined to be necessary to reduce receivables to the estimate of the amount recoverable. During the three months ended June 30, 2015 and 2014, ($3,000) and $165,000, respectively, of receivables were charged to bad debt expense. During the six months ended June 30, 2015 and 2014, $446,000 and $372,000, respectively, of receivables were charged to bad debt expense.

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

In the three months ended June 30, 2015 and 2014, no tenant accounted for more than 10% of revenues.

At June 30, 2015, the Company’s real estate assets in the states of California, Florida, Virginia, Texas and Utah represented approximately 30.0%, 13.7%, 12.5%, 11.9% and 10.1%, respectively, of the Company’s total assets. At December 31, 2014, the Company’s real estate assets in the states of California, Florida, Arizona, Virginia, Texas and Utah represented approximately 23.8%, 14.2%, 12.5%, 12.4%, 11.7% and 11.4% of the Company’s total assets, respectively. For the six months ended June 30, 2015, the Company’s revenues derived from properties located in the states of California, Florida, Texas, Arizona and Utah represented approximately 25.9%, 14.5%, 11.9%, 10.8% and 10.7%, respectively, of the Company’s total revenues. For the six months ended June 30, 2014, the Company’s revenues derived from properties located in the states of California, Arizona, Texas and Virginia represented approximately 23.9%, 17.4%, 14.1% and 11.4%, respectively, of the Company’s total revenues.

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

Changes in Accumulated Other Comprehensive Loss:

The following table reflects amounts that were reclassified from accumulated other comprehensive loss and included in earnings for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Parent Company		Operating Partnership
	Six Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Balance – January 1	$168	$—	$171	$—
Unrealized gain on investment in equity securities:
Amount reclassified and recognized in net income(1)	(171)	—	(171)	—

Net change in other comprehensive income (loss)	(3)	—	—	—
Total other comprehensive loss allocable to non-controlling interests	$3	—	—	—

Balance – June 30	$—	$—	$—	$—

(1)	Amounts reclassified from unrealized gain on investment in equity securities are included in other income in the condensed consolidated statements of operations ($171,000 was recognized as part of the overall gain realized from the liquidation of the Company’s investments, which were fully liquidated as of March 31, 2015 – see discussion of changes in investments in equity securities above).

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue Recognition – Revenue from Contracts with Customers (“ASU 2014-09”). The amendments in this update require companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. In July 2015, the FASB deferrred the effective date of ASU 2014-09 by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently assessing the impact, if any, of the adoption of ASU 2014-09 on its consolidated financial position and results of operations.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation – Amendment to the Consolidation Analysis (“ASU 2015-2”). This standard (1) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, (2) eliminates the presumption that a general partner should consolidate a limited partnership, (3) affects the consolidation analysis of reporting entities that are involved in VIEs, particularly those that have fee arrangements and related party relationships and (4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 under the Investment Company Act of 1940. The standard is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2015-02 on its consolidated financial position.

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

3. Acquisitions:

The Company completed the following acquisition (within the Retail property operating segment) in the six months ended June 30, 2015, which was acquired for cash:

Property	Date Acquired	Location	Debt Assumed
Monte Vista Crossing	June 23, 2015	Turlock, CA	$—

The following provides a summary of the recorded purchase price for the 2015 acquisition (dollars in thousands).

Consolidated Property	Building	Land	Above-Market Lease	Below-Market Lease	In-Place Lease	Debt (Premium)/ Discount	Other	Purchase Price
Monte Vista Crossing (1)	$82,665	$20,620	$4,074	$(4,456)	$12,169	$—	$1,377	$116,449

Remaining useful life(2)			84	99	64

(1)

The purchase price noted includes the estimated fair value of a master lease agreement between the Company and the seller in the amount of $1.4 million (included in other assets on the accompanying consolidated balance sheets) based on the estimated fair value of funds expected to be received from the seller in connection with the acquisition. Monthly payments of $76,500 commenced upon completion of the acquisition and will continue during the construction and leasing of an additional approximately 59,400 square feet of gross leasable area (“GLA”) until tenant rental payments at the property exceed $76,500. The seller will be reimbursed up to a maximum of $12.5 million for construction and other costs incurred in connection with the development. As of June 30, 2015, the purchase price allocation related to the acquisition of this property was preliminary and the final purchase price allocation will be determined pending the receipt of information necessary to complete the valuation of assets and liabilities, which may result in a change from these initial estimates.

(2)	Weighted-average remaining useful life (months) for recorded intangible assets and liabilities.

For the three and six months ended June 30, 2015, the Company recorded revenues and a net loss of $212,000 and $41,000, respectively, related to the 2015 acquisition.

The following unaudited pro forma information for the three and six months ended June 30, 2015 and 2014 has been prepared to reflect the incremental effect of the property acquired in 2015, as if such acquisition had occurred on January 1, 2014 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$40,591	$33,399	$83,850	$66,764
Net income (loss)(1)	$3,984	$2,097	$24,577	$4,705
Earnings per share	$0.02	$(0.02)	$0.31	$(0.02)

(1)

Pro forma results for the three and six months ended June 30, 2015 were adjusted to exclude non-recurring acquisition costs of approximately $213,000 related to the 2015 acquisition (included in general and administrative expense in the accompanying condensed consolidated statements of operations). Pro forma results for the three and six months ended June 30, 2014 were adjusted to include these costs relating to the 2015 acquisition.

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

	Original Purchase Price Allocations	Adjustments	Final Purchase Price Allocations
Land	$16,450	$(240)	$16,210
Building	75,199	(576)	74,623
Above-Market Leases	962	(6)	956
Below-Market Leases	(5,927)	1,918	(4,009)
In-Place Leases	9,636	(1,096)	8,540

Total Purchase Price	$96,320	$—	$96,320

4. Lease Intangible Assets, Net

Lease intangible assets, net consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
In-place leases, net of accumulated amortization of $31.7 million and $31.1 million as of June 30, 2015 and December 31, 2014, respectively (with a weighted-average remaining life of 73 and 74 months as of June 30, 2015 and December 31, 2014, respectively)	$72,483	$78,336

Above-market leases, net of accumulated amortization of $9.0 million and $8.8 million as of June 30, 2015 and December 31, 2014, respectively (with a weighted-average remaining life of 71 and 69 months as of June 30, 2015 and December 31, 2014, respectively)	18,157	16,436

Leasing commissions, net of accumulated amortization of $9.4 million and $8.7 million as of June 30, 2015 and December 31, 2014, respectively (with a weighted-average remaining life of 89 and 93 months as of June 30, 2015 and December 31, 2014, respectively)	26,965	28,601

	$117,605	$123,373

Estimated amortization of lease intangible assets as of June 30, 2015 for each of the next five years and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Amount
2015 (remaining six months)	$14,290
2016	22,690
2017	18,669
2018	14,842
2019	11,358
Thereafter	35,756

Total	$117,605

Amortization expense recorded on the lease intangible assets for the three months ended June 30, 2015 and 2014 was $8.9 million and $4.8 million, respectively. Included in these amounts are $965,000 and $909,000, respectively, of amortization of above-market lease intangible assets recorded against rental revenue. Amortization expense recorded on the lease intangible assets for the six months ended June 30, 2015 and 2014 was $17.3 million and $10.1 million, respectively. Included in these amounts are $2.1 million and $1.9 million, respectively, of amortization of above-market lease intangible assets recorded against rental revenue.

5. Lease Intangible Liabilities, Net

Lease intangible liabilities, net consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Below-market leases, net of accumulated amortization of $11.9 and $11.0 million as of June 30, 2015 and December 31, 2014, respectively (with a weighted-average remaining life of 105 and 116 months as of June 30, 2015 and December 31, 2014, respectively)	$40,276	$42,470

Amortization recorded on the lease intangible liabilities for the three months ended June 30, 2015 and 2014 was $1.6 million and $1.2 million, respectively. Amortization recorded on the lease intangible liabilities for the six months ended June 30, 2015 and 2014 was $3.3 million for both periods. These amounts were recorded as rental revenue in the Company’s condensed consolidated statements of operations.

Estimated amortization of lease intangible liabilities as of June 30, 2015 for each of the next five years and thereafter is as follows (dollars in thousands):

Year Ending December 31,	Amount
2015 (remaining six months)	$3,187
2016	5,709
2017	5,314
2018	4,843
2019	4,310
Thereafter	16,913

Total	$40,276

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

As of June 30, 2015 and December 31, 2014, the combined total carrying amount of assets of the Company’s VIEs was approximately $43.9 million and $39.8 million, respectively, which includes approximately $41.9 million and $37.1 million, respectively, of real estate assets at the end of each period. As of June 30, 2015 and December 31, 2014, the total carrying amount of liabilities was approximately $41.7 million and $37.9 million, respectively.

7. Debt

Debt of the Parent Company

The Parent Company does not directly hold any indebtedness. All of the Company’s debt is held directly or indirectly by the Operating Partnership. However, the Parent Company has guaranteed the Operating Partnership’s unsecured revolving credit facility (including the letters of credit issued thereunder) and the Operating Partnership’s senior unsecured notes.

Debt of the Operating Partnership

Mortgages Payable

Mortgages payable held by the Operating Partnership at June 30, 2015 and December 31, 2014 consist of the following (dollars in thousands):

	Carrying Amount of Mortgage Notes		Contractual Interest Rate (June 30, 2015)	Effective Interest Rate (June 30, 2015)	Monthly Payment(1)	Maturity Date
Property Pledged as Collateral	June 30, 2015	December 31, 2014
The Promenade	$45,165	46,125	4.80%	4.80%	344	November 2015
5000 South Hulen	13,045	13,174	5.60%	6.90%	83	April 2017
Lake Pleasant Pavilion	27,327	27,513	6.09%	5.00%	143	October 2017
West Broad Marketplace(2)	5,501	1,772	2.49%	2.49%	2	January 2018
Rite Aid — Vestavia Hills	737	833	7.25%	7.25%	21	October 2018
Living Spaces-Promenade	6,402	6,667	7.88%	4.59%	80	November 2019
West Broad Village	39,700	39,700	3.33%	3.33%	110	May 2020
Downtown at the Gardens	42,003	42,545	4.60%	4.00%	253	July 2022
Northside Mall(3)	12,000	12,000	0.09%	1.09%	1	November 2035

	191,880	190,329
Plus: premium(4)	2,202	2,419

Mortgage notes payable, net	$194,082	$192,748

(1)	Amount represents the monthly payment of principal and interest at June 30, 2015.

(2)

In December 2014, the Company entered into a $58.0 million construction loan in connection with its acquisition of a developable land parcel at the West Broad Marketplace property. The maturity date of the construction loan is January 2018, but may be extended for two additional one-year periods through January 2020 upon the payment of an extension fee. The construction loan bears interest at the rate of LIBOR plus a margin of 230 basis points (interest rate of 2.49% at both June 30, 2015 and December 31, 2014).

(3)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.09% at June 30, 2015 and 0.05% at December 31, 2014). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association Index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by the Company from the Company’s unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $98,000 and $100,000 at June 30, 2015 and December 31, 2014, respectively, is being amortized as additional interest expense through November 2035.

(4)

Represents (a) the fair value adjustment on assumed debt on acquired properties at the time of acquisition to account for below- or above-market interest rates and (b) an underwriter’s discount for the issuance of redevelopment bonds.

Total interest cost capitalized for the three months ended June 30, 2015 and 2014 was $305,000 and $264,000, respectively, and for the six months ended June 30, 2015 and 2014 was $570,000 and $459,000, respectively.

The Company’s mortgage debt maturities at June 30, 2015 for each of the next five years and thereafter are as follows (dollars in thousands):

Year Ending December 31,	Amount
2015 (remaining six months)	$46,424
2016	3,070
2017	42,196
2018	8,451
2019	6,390
Thereafter	85,349

$191,880

Term Loan

The Operating Partnership’s term loan agreement (the “Term Loan”) matured and was repaid on June 30, 2015. The Term Loan had a borrowing capacity of up to $50.0 million and bore interest at the rate of LIBOR plus a margin of 115 basis points. Borrowings under the Term Loan at the time of repayment were $50.0 million.

Notes Payable

Unsecured Revolving Credit Facility

The Operating Partnership’s unsecured revolving credit facility has a borrowing capacity of $300.0 million, which may be increased from time to time up to an additional $200.0 million for a total borrowing capacity of $500.0 million, subject to receipt of lender commitments and other conditions precedent. The maturity date is April 6, 2018 and may be extended for an additional nine months at the Operating Partnership’s option. The Operating Partnership is subject to covenants requiring, among other things, the maintenance of (1) maximum leverage ratios on unsecured, secured and overall debt and (2) minimum fixed coverage ratios. At June 30, 2015, the Operating Partnership believes that it was in compliance with all financial covenants in the credit agreement.

As of June 30, 2015, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 to 170 basis points (margin of 130 basis point at June 30, 2015), depending on the Parent Company’s credit rating. As of June 30, 2015, the Operating Partnership was responsible for paying a fee of 0.25% or 0.30% on the full capacity of the facility. Borrowings under the unsecured revolving credit facility were $257.0 million and $238.0 million with a weighted-average interest rate of 1.49% and 1.47% at June 30, 2015 and December 31, 2014, respectively. The Operating Partnership has issued $16.9 million in letters of credit from the unsecured revolving credit facility, which secure an outstanding $12.0 million bond payable for the Northside Mall property and construction activities at the Southlake Park Village property. The Northside Mall property bond is included with the mortgages payable on the Company’s condensed consolidated balance sheets. At June 30, 2015, there was approximately $26.1 million available for borrowing under the unsecured revolving credit facility.

Unsecured Notes

Unsecured Senior Notes due 2020 and 2023

As of June 30, 2015, the Operating Partnership had outstanding $100.0 million aggregate principal amount of senior unsecured notes issued to various entities associated with the Prudential Capital Group. Of the senior unsecured notes, $75.0 million are designated Series A Notes and will mature in November 2020, with a fixed interest rate of 4.40%, and $25.0 million are designated Series B Notes and will mature in November 2023, with a fixed interest rate of 5.19% (the Series A Notes and the Series B Notes are referred to collectively as the “Notes due 2020 and 2023”). The terms of the Notes due 2020 and 2023 are governed by a Note Purchase Agreement, dated November 12, 2013 (the “Purchase Agreement”), among the Operating Partnership, as issuer, the Parent Company and the purchasers named therein. Interest on the Notes due 2020 and 2023 is payable quarterly, beginning on February 12, 2014. The Operating Partnership may prepay all or a portion of the Notes due 2020 and 2023 upon notice to the holders for 100% of the principal amount so prepaid plus a make-whole premium as set forth in the Purchase Agreement.

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

Unsecured Senior Notes due 2024

As of June 30, 2015, the Operating Partnership had outstanding $250.0 million aggregate principal amount of 4.625% senior unsecured notes due 2024 (the “Notes due 2024”). The Notes due 2024 bear interest at 4.625% per annum and were issued at 99.477% of the principal amount to yield 4.691% to maturity. Interest is payable on May 15 and November 15 of each year beginning November 15, 2014 until the maturity date of May 15, 2024. The Operating Partnership’s obligations under the Notes due 2024 are fully and unconditionally guaranteed by the Parent Company. On or before February 15, 2024, the Operating Partnership may redeem all or a portion of the Notes due 2024 upon notice to the holders at a redemption price equal to the greater of (1) 100% of the principal amount of the Notes due 2024 being redeemed and (2) 100% of the principal amount plus a make-whole premium as set forth in the Indenture governing the Notes due 2024 (the “Indenture”), plus accrued and unpaid interest up to, but not including, the redemption date. After February 15, 2024, the redemption price will be equal to 100% of the principal amount of the Notes due 2024 being redeemed, plus accrued and unpaid interest up to, but not including, the redemption date.

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

The carrying value of the Notes due 2024 as of June 30, 2015 and December 31, 2014 was as follows (in thousands):

	June 30, 2015	December 31, 2014
	(in thousands)
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,176)	(1,242)

	$248,824	$248,758

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

The calculation of diluted earnings per share for the three and six months ended June 30, 2015 does not include 473,813 and 488,066 shares of unvested restricted common stock, respectively, or 1,019,523 OP units, as the effect of including these equity securities was anti-dilutive to net income attributable to the common stockholders. The calculation of diluted earnings per share for the three and six months ended June 30, 2014 does not include 747,365 and 487,961 shares, respectively, of unvested restricted common stock or 1,019,523 OP units, as the effect of including these equity securities was anti-dilutive to the net loss attributable to the common stockholders. In addition, 2,012,707 and 2,010,552 shares of common stock for the three and six months ended June 30, 2015, respectively, and 3,367,200 shares of common stock for the three and six months ended June 30, 2014, which were issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Stock (“Series A preferred stock”) were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method.

Computations of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Basic earnings per share:
Net income (loss) attributable to the common stockholders	$1,103	$(839)	$18,731	$(1,388)
Allocation to participating securities	(86)	(129)	(171)	(257)

Income (loss) applicable to the common stockholders	$1,017	$(968)	$18,560	$(1,645)

Diluted earnings per share:
Income (loss) applicable to the common stockholders	$1,017	$(968)	$18,560	$(1,645)
Series A preferred stock dividend	—	—	—	—
Allocation to participating securities	—	—	—	—

Income (loss) available to the common stockholders	$1,017	$(968)	$18,560	$(1,645)

Weighted-average common shares outstanding:
Basic	62,937,367	48,566,816	62,706,636	48,178,118
Common stock issuable upon conversion of the Series A preferred stock	—	—	—	—
Restricted common stock	—	—	—	—

Diluted	62,937,367	48,566,816	62,706,636	48,178,118

Basic and diluted earnings per share:
Net income (loss) share available to the common stockholders - basic	$0.02	$(0.02)	$0.30	$(0.03)

Net income (loss) share available to the common stockholders - diluted	$0.02	$(0.02)	$0.30	$(0.03)

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

The calculation of diluted earnings per unit for the three and six months ended June 30, 2015 does not include 473,813 and 488,066 unvested restricted OP units, respectively, as the effect of including these equity securities was anti-dilutive to net income attributable to the unitholders. The calculation of diluted earnings per unit for the three and six months ended June 30, 2014 does not include 747,365 and 487,961 unvested restricted OP units, respectively, as the effect of including these equity securities was anti-dilutive to the net loss attributable to the unitholders. In addition, 2,012,707 and 2,010,552 OP units for the three and six months ended June 30, 2015, respectively, and 3,367,200 OP units for the three and six months ended June 30, 2014, which were issuable upon settlement of the conversion feature of the 7.00% Series A Cumulative Convertible Perpetual Preferred Units (“Series A preferred units”) were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method.

Computations of basic and diluted earnings per unit for the three and six months ended June 30, 2015 and 2014 (in thousands, except unit data) were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Basic earnings per unit:
Net income (loss) attributable to the unitholders	$1,122	$(855)	$19,039	$(1,414)
Allocation to participating securities	(86)	(129)	(171)	(257)

Income (loss) applicable to the unitholders	$1,036	$(984)	$18,868	$(1,671)

Diluted earnings per unit:
Income (loss) applicable to the unitholders	$1,036	$(984)	$18,868	$(1,671)
Series A preferred unit distribution	—	—	—	—
Allocation to participating securities	—	—	—	—

Income (loss) available to the unitholders	$1,036	$(984)	$18,868	$(1,671)

Weighted-average common OP units outstanding:
Basic	63,956,890	49,586,339	63,726,159	49,197,641
OP units issuable upon conversion of the Series A preferred units	—	—	—	—
Restricted OP units	—	—	—	—

Diluted	63,956,890	49,586,339	63,726,159	49,197,641

Basic and diluted earnings per unit:
Net income (loss) share available to the unitholders - basic	$0.02	$(0.02)	$0.30	$(0.03)

Net income (loss) share available to the unitholders - diluted	$0.02	$(0.02)	$0.30	$(0.03)

10. Equity of the Parent Company

The Parent Company has issued restricted stock awards to senior executives, directors and employees totaling 1,406,047 shares of common stock (net of forfeitures and unvested awards of 576,059 shares), which are included in the total shares of common stock outstanding as of June 30, 2015.

As of June 30, 2015, the Parent Company had outstanding 1,180,975 shares of Series A preferred stock, with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series A preferred stock when, as and if declared by the Parent Company’s board of directors, at a rate of 7.00% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series A preferred stock is $1.75, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is convertible, at the holders’ option, at any time and from time to time, into common stock of the Parent Company. The initial conversion rate of the Series A preferred stock was 1.6667 shares of common stock per share of Series A preferred stock. Effective June 26, 2015 (the ex-dividend date), the conversion rate was adjusted to 1.7073 shares of common stock per share of Series A preferred stock as a result of the aggregate dividends that the Parent Company declared and paid on its common stock, beginning with the quarter ended September 30, 2011 and through the quarter ended June 30, 2015, being in excess of the reference dividend of $0.15 per share. The conversion rate will continue to be subject to customary adjustments in certain circumstances. Since April 1, 2014, the Parent Company has had the option to convert some or all of the Series A preferred stock into common stock if the closing price of the common stock equals or exceeds 140% of the conversion price for at least 20 of the 30 consecutive trading days ending the day before the notice of exercise of conversion is sent and the Parent Company has either declared and paid, or declared and set apart for payment, any unpaid dividends that are in arrears on the Series A preferred stock.

As of June 30, 2015, the Parent Company had outstanding 3,680,000 shares of 8.125% Series B Cumulative Redeemable Preferred Stock (“Series B preferred stock”), with a liquidation preference of $25.00 per share. The Parent Company pays cumulative dividends on the Series B preferred stock, when, as and if declared by the Parent Company’s board of directors, at a rate of 8.125% per annum, subject to adjustment in certain circumstances. The annual dividend on each share of Series B preferred stock is $2.03125, payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Holders of the Series B preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. At any time on and after January 31, 2017, the Parent Company may, at its option, redeem the Series B preferred stock, in whole or from time to time in part, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption. In addition, upon the occurrence of a change of control, the Parent Company or a successor may, at its option, redeem the Series B preferred stock, in whole or in part and within 120 days after the first date on which such change of control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends to, but not including, the date of redemption.

The Parent Company’s board of directors has authorized a stock repurchase program under which the Parent Company may acquire up to $50.0 million of its common stock and preferred stock in open market and negotiated purchases with no expiration date (the repurchase program was increased from $30.0 million to $50.0 million in February 2014). During the six months ended June 30, 2014, the Parent Company repurchased 105,775 shares of its common stock for an aggregate cost of approximately $1.4 million (including transaction costs) at a weighted-average purchase price of $12.52 per share. The repurchased shares of common stock were subsequently retired by the Parent Company. No stock was repurchased during the six months ended June 30, 2015. As of June 30, 2015, approximately $20.9 million remained available under the stock repurchase program to acquire outstanding shares of the Parent Company’s common stock and preferred stock.

The Parent Company and the Operating Partnership have entered into equity distribution agreements (the “Equity Distribution Agreements”) with four sales agents, under which the Parent Company can issue and sell shares of its common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements permit the Parent Company to issue and sell shares of its common stock with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. During the six months ended June 30, 2014, the Parent Company did not issue any shares pursuant to the Equity Distribution Agreements. During the six months ended June 30, 2015, the Parent Company issued 2,227,456 shares of common stock pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $29.5 million at an average stock issuance price of $13.75 per share. The net proceeds of $29.5 million were contributed to the Operating Partnership in exchange for 2,227,456 OP units. As of June 30, 2015, approximately $64.4 million remained available under the Equity Distribution Agreements to issue and sell shares of the Parent Company’s common stock.

Consolidated net income is reported in the Company’s condensed consolidated financial statements at amounts that include the amounts attributable to both the common stockholders and the non-controlling interests. A charge/credit is recorded each period in the condensed consolidated statements of income for the non-controlling interests’ proportionate share of the Company’s net income (loss).

On June 30, 2015, the Parent Company accrued for a dividend of $11.4 million payable to the common stockholders of record, a dividend of $2.0 million payable to the preferred stockholders of record and a distribution of $184,000 payable to the holders of OP units of record as of June 30, 2015, each of which was paid in July 2015.

2010 Equity Incentive Award Plan

The Company has established the 2010 Equity Incentive Award Plan of Excel Trust, Inc. and Excel Trust, L.P. (the “2010 Plan”), pursuant to which the Parent Company’s board of directors or a committee of its independent directors may make grants of stock options, restricted stock, stock appreciation rights and other stock-based awards to its non-employee directors, employees and consultants (an equivalent amount of common OP units are issued to the Parent Company for each such grant with similar terms and conditions). The maximum number of shares of the Parent Company’s common stock that may be issued pursuant to the 2010 Plan is 2,850,000 (of which 1,456,549 shares of common stock remained available for issuance as of June 30, 2015).

The following shares of restricted common stock were issued during the six months ended June 30, 2015:

Grant Date	Price at Grant Date	Number	Vesting Period (yrs.)
January 14, 2015(1)	$13.90	122,862	1, 3
February 9, 2015(2)	$13.81	24,275	1, 3
March 3, 2015(3)	$13.79	5,000	3
May 4, 2015(4)	$15.89	12,596	1

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

Shares of the Parent Company’s restricted common stock generally may not be sold, pledged, assigned or transferred in any manner other than by will or the laws of descent and distribution or, subject to the consent of the administrator of the 2010 Plan, a domestic relations order, unless and until all restrictions applicable to such shares have lapsed. Such restrictions expire upon vesting. Shares of the Parent Company’s restricted common stock have full voting rights and rights to dividends upon grant. The Company recognized compensation expense during the three and six months ended June 30, 2015 of $1.1 million and $2.2 million, respectively, for the three and six months ended June 30, 2014 of $1.4 million and $2.0 million, respectively, related to the restricted common stock grants ultimately expected to vest. ASC Topic 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated $0 in forfeitures for all periods presented. Stock compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations.

As of June 30, 2015 and December 31, 2014, there was approximately $4.8 million and $5.1 million, respectively; of total unrecognized compensation expense related to the non-vested shares of the Parent Company’s restricted common stock. As of June 30, 2015 and December 31, 2014, this expense was expected to be recognized over a weighted-average remaining period of 1.1 and 1.8 years, respectively.

	Number of Unvested Shares of Restricted Common Stock	Weighted- Average Grant Date Fair Value
Balance - January 1, 2015	427,580	$12.78
Grants	164,733	$14.04
Forfeitures/Expirations(1)	(83,195)	$12.96
Vested	(33,484)	$12.52

Balance - June 30, 2015	475,634	$13.17

(1)

During the six months ended June 30, 2015, 6,618 shares of common stock were surrendered to the Parent Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock. The forfeiture of these shares is reflected in the accompanying condensed consolidated statements of equity and capital as a decrease of the total common shares or common operating partnership units issued during each period presented.

Profit Participation Interests

Agreements to provide profit participation interests related to development projects at certain properties are treated as stock-based compensation awards granted to a non-employee, which are classified as liabilities. The liability awards are carried at the greater of the grant date fair value or the estimated amount that would be owed if the obligation were to be settled as of the reporting date. There were no new profit participation interests awards granted during the six months ended June 30, 2015. The current estimated settlement values for each of the profit participation interests are based on discounted cash flow models for each of the individual development projects subject to the awards. The critical assumptions utilized in those models at June 30, 2015 were the discount rate (14.6%) and terminal capitalization rates (ranging from 7.85% to 8.25%). Other relevant assumptions in the models included estimates of remaining costs to complete construction and rental rate and lease-up assumptions. At June 30, 2015, obligations related to profit participation interests in the amount of approximately $2.4 million are included in other liabilities in the accompanying condensed consolidated balance sheets.

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan covering substantially all employees, which permits participants to defer up to the maximum allowable amount of their eligible compensation as determined by the Internal Revenue Service. This deferred compensation, together with Company matching contributions equal to 100% of employee deferrals up to 3.0% of eligible compensation and 50% of employee deferrals for the next 2.0% of eligible compensation, is fully vested and funded as of December 31, 2014. Costs related to the matching portion of the plan for the three and six months ended June 30, 2015 were approximately $45,000 and $90,000, respectively. Costs related to the matching portion of the plan for the three and six months ended June 30, 2014 were approximately $41,000 and $80,000, respectively.

11. Equity of the Operating Partnership

As of June 30, 2015, the Operating Partnership had outstanding 64,435,271 OP units. The Parent Company owned 98.4% of the partnership interests in the Operating Partnership at June 30, 2015, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

As of June 30, 2015, the Operating Partnership had outstanding 1,180,975 Series A preferred units and 3,680,000 8.125% Series B Cumulative Redeemable Preferred Units (collectively referred to as the “Preferred Units”). The Preferred Units were issued to the Parent Company in exchange for the net proceeds from the issuance of preferred stock of the Parent Company and contain the same terms and conditions as the preferred stock instruments (including, among other things, distribution rates and exchange or redemption provisions).

During the six months ended June 30, 2014, the Operating Partnership repurchased 105,775 common OP units from the Parent Company (in connection with the Parent Company’s repurchase of its common stock) for an aggregate cost of approximately $1.4 million at a weighted-average purchase price of $12.52 per unit. The OP units were subsequently retired by the Operating Partnership. No OP units were repurchased from the Parent Company in connection with repurchases of its common stock during the six months ended June 30, 2015.

During the year ended December 31, 2014, the Operating Partnership did not issue any OP units to the Parent Company in connection with the Equity Distribution Agreements. During the six months ended June 30, 2015, the Operating Partnership issued 2,227,456 OP units to the Parent Company in exchange for net proceeds of approximately $29.5 million in connection with the Equity Distribution Agreements.

Consolidated net income is reported in the Operating Partnership’s condensed consolidated financial statements at amounts that include the amounts attributable to both the unitholders and the non-controlling interests in a consolidated joint venture property.

The following table shows the vested partnership interests in the Operating Partnership as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	OP Units	Percentage of Total	OP Units	Percentage of Total
Excel Trust, Inc.	62,940,114	98.4%	60,685,792	98.3%
Non-controlling interests consisting of:
OP units held by employees and third parties	1,019,523	1.6%	1,019,523	1.7%

Total	63,959,637	100.0%	61,705,315	100.0%

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

General information on the Bay Hill property as of June 30, 2015 is as follows:

Unconsolidated Investment	Partner	Ownership Interest	Formation/ Acquisition Date	Property
Bay Hill(1)	MDC	50%	October 19, 2012	The Fountains at Bay Hill

(1)

At June 30, 2015, Bay Hill had real estate assets of $36.1 million, total assets of $39.0 million, mortgages payable of $23.7 million and total liabilities of $25.6 million. At December 31, 2014, Bay Hill had real estate assets of $36.4 million, total assets of $39.4 million, mortgages payable of $24.0 million and total liabilities of $25.8 million. Total revenues were $894,000 and $1.8 million, total expenses were $639,000 and $1.3 million (including interest expense) and net income was $255,000 and $523,000 for the three and six months ended June 30, 2015, respectively. Total revenues were $950,000 and $1.9 million, total expenses were $683,000 and $1.4 million (including interest expense) and net income was $267,000 and $511,000 for the three and six months ended June 30, 2014, respectively. The outstanding mortgage note was refinanced in October 2014 with a notional amount of $24.0 million, which bears interest at a fixed rate of 3.75%. The new mortgage note has a maturity date of December 1, 2021.

13. Property Dispositions and Property Held for Sale

On January 30, 2015, the Company completed the disposition of The Family Center at Orem property (part of the retail properties reporting segment) for a sales price of approximately $21.5 million, excluding closing costs. On March 11, 2015, the Company completed the disposition of its Promenade Corporate Center property (part of the office properties reporting segment) for a sales price of approximately $65.0 million, excluding closing costs. On April 2, 2015, the Company completed the disposition of the Rosewick Crossing property (part of the retail properties reporting segment) for a sales price of $25.0 million, excluding closing costs. On May 19, 2015, the Company completed the disposition of the Cedar Square property (part of the retail properties reporting segment) for a sales price of approximately $8.5 million, excluding closing costs. As a result of these sales, the Company recognized a gain on sale of real estate assets of approximately $25.5 million in the six months ended June 30, 2015, which is reflected in the accompanying condensed consolidated statements of operations and comprehensive income as gain on sale of real estate assets.

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

The results of operations for the Promenade Corporate Center property (partial period for the six months ended June 30, 2015) were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Total revenues	$—	$1,459	$1,128	$2,848
Operating expenses	1	(700)	(533)	(1,371)
General and administrative	(4)	—	(11)	(3)
Depreciation and amortization	—	(602)	(356)	(1,186)
Gain on sale of real estate assets	50	—	15,248	—

Net income	$47	$157	$15,476	$288

As of June 30, 2015, the Company had executed agreements and the buyer had completed due diligence activities related to the sale of three retail properties (part of the retail properties reporting segment), the Merchant Central property (located in Milledgeville, Georgia), the Mariner’s Point property (located in St. Marys, Georgia) and the Newport Towne Center property (located in Newport, Tennessee) for a combined sales price of approximately $17.8 million. As a result, the properties have been classified as held for sale on the accompanying condensed consolidated balance sheets.

The major classes of assets and liabilities of the properties classified as held for sale as of June 30, 2015 were as follows (dollars in thousands):

June 30, 2015
Real estate held for sale:
Land	$4,595
Buildings	12,720
Site/Tenant improvements	2,441
Accumulated depreciation	(3,581)

Property, net	16,175
Lease intangibles, net	60
Deferred rent receivable	38
Other assets	13

Real estate held for sale, net of accumulated depreciation	$16,286

Liabilities of real estate held for sale:
Accounts payable and other liabilities	$180

Liabilities of real estate held for sale	$180

The sales of The Family Center at Orem, Promenade Corporate Center, Rosewick Crossing and Cedar Square properties during the six months ended June 30, 2015 and the classification of the Merchant Central, Mariner’s Point and Newport Towne Center properties as held for sale as of June 30, 2015 did not meet the criteria for classification as discontinued operations as these properties did not individually or collectively constitute a significant component of the retail properties reporting segment of the Company or represent a strategic shift from owning and operating retail operating properties that would have a major impact on the Company’s operations and financial results.

14. Related Party Transactions

Subsequent to the Parent Company’s initial public offering, many of the employees of Excel Realty Holdings, LLC (“ERH”) became employees of the Company. ERH reimburses the Company for estimated time the Company employees spend on ERH related matters. For the three and six months ended June 30, 2015, approximately $89,000 and $184,000, respectively, was reimbursed to the Company from ERH and included in other income in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2014, approximately $84,000 and $160,000, respectively, was reimbursed to the Company from ERH and included in other income in the accompanying condensed consolidated statements of operations.

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

The Operating Partnership has formed a taxable REIT subsidiary (the “TRS”) on behalf of the Parent Company. In general, the TRS may perform non-customary services for tenants, hold assets that the Parent Company cannot hold directly and, except for the operation or management of health care facilities or lodging facilities or the providing of any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, may engage in any real estate or non-real estate related business. The TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. The TRS accounts for income taxes in accordance with the provisions of the Income Taxes Topic of the FASB ASC, Topic 740 which requires the Company to account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between GAAP carrying amounts and their respective tax bases.

In connection with the sale of the Cedar Square property on May 19, 2015 (see Note 13), which was held in the TRS, the Company recognized a provision for income taxes in the amount of approximately $800,000. The corresponding expense was recorded as a reduction of the gain recognized on the sale of the property.

16. Commitments and Contingencies

Litigation:

On April 22, 2015, a purported class action related to the Merger Agreement (as such term is defined below in Note 19), Laborers’ Local #231 Pension Fund v. Excel Trust, Inc. et al., was filed in the Superior Court of the State of California, County of San Diego, against the Parent Company, the Operating Partnership, The Blackstone Group L.P., Blackstone Property Partners L.P., BRE Retail Centers Holdings LP (“BRE Retail Centers”), BRE Retail Centers Corp (“Merger Sub”), BRE Retail Centers LP (“Merger Partnership”) and the members of our board of directors, alleging, among other things, that our directors breached their fiduciary duties in connection with the Merger Agreement (including, but not limited to, various alleged breaches of duties of good faith, loyalty, due care and candor). On June 19, 2015, the Court dismissed this action in its entirety, without prejudice.

Five other lawsuits, Branagan v. Excel Trust, Inc., et al., Sciabacucchi v. Excel Trust, Inc., et al., Gonzalez v. Excel Trust, Inc., et al., Werbowsky v. Excel Trust, Inc. et al. and Berkman v. Excel Trust, Inc., et al., raising similar purported class claims, were filed in the Circuit Court for Baltimore City, Case Nos. 24-C-15-002142, 24-C-15-002305, 24-C-15-002412, 24-C-15-002832 and 24-15-002924 on April 29, 2015, May 7, 2015, May 12, 2015, May 29, 2015 and June 2, 2015, respectively. These lawsuits generally allege breaches of fiduciary duties by our directors in connection with the Merger Agreement. More specifically, the complaints allege that the defendants failed to take appropriate steps to maximize stockholder value and improperly favored themselves in connection with the proposed transaction. The complaints further assert that the Merger Agreement contains several deal protection provisions that are unnecessarily preclusive. The five complaints also allege that some or all of the Parent Company, the Operating Partnership, The Blackstone Group L.P., Blackstone Property Partners L.P., BRE Retail Centers, Merger Sub and Merger Partnership aided and abetted the directors’ purported breaches of fiduciary duty. The Werbowsky action also alleges aiding and abetting claims against the Parent Company’s financial advisor, Morgan Stanley & Co., LLC (“Morgan Stanley”), and a derivative claim on behalf of the Parent Company. The lawsuits seek equitable and injunctive relief, including an order enjoining the completion of the proposed Mergers (as such term is defined below in Note 19), rescission of any consummated transaction, attorneys’ fees and expenses, and unspecified damages. The Werbowsky lawsuit also seeks a constructive trust in favor of the plaintiffs in that action. On June 18, 2015, the Court consolidated the Branagan, Sciabacucchi, Gonzalez, Werbowsky and Berkman actions, and the consolidated cases are captioned Branagan, et al. v. Excel Trust, Inc., et al., Case No. 24-C-15-002142.

On July 10, 2015, the Court granted in part and denied in part the motions to dismiss the Branagan action, dismissing the claims against Blackstone and Morgan Stanley, and the derivative claim, with prejudice. On July 15, 2015, Plaintiff Branagan filed a motion for a preliminary injunction, which sought to enjoin the vote of the Parent Company’s common stockholders to approve the Merger Agreement and the Company Merger (as such term is defined below in Note 19) based on alleged disclosure deficiencies in the definitive proxy statement filed by the Parent Company on June 1, 2015. On July 23, 2015, the Court denied plaintiff’s motion for a preliminary injunction, declining to enjoin the vote of the Parent Company’s stockholders to approve the Merger Agreement and the Company Merger, which vote was held on July 28, 2015 and which approval was received, as further described in Note 20 below. We believe the remaining consolidated lawsuit is wholly without merit, we intend to continue to vigorously defend against it and we believe that the impact of the lawsuit would be immaterial to our consolidated financial position, results of operations or cash flows.

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

Other:

The Company’s other commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In management’s opinion, these matters are not expected to have a material adverse effect on its condensed consolidated balance sheets, results of operations or cash flows. In addition, the Company expects to incur construction costs relating to development projects on portions of existing operating properties and at its non-operating properties (Chimney Rock Phase II, Plaza at Rockwell Phase III, West Broad Marketplace, Monte Vista Crossing Phase II and Southlake Park Village).

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

The following table reflects the fair values of the Company’s financial assets and liabilities that were required to be measured at fair value on a recurring basis at June 30, 2015 (dollars in thousands):

	Balance at June 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements on a recurring basis:
Assets:
Other assets related to business combinations(1)	$1,377	$—	$—	$1,377

(1)	Amount reflects the fair value of funds expected to be received as of June 30, 2015 pursuant to a master lease agreement executed in connection with the Monte Vista crossing acquisition (see Note 3). The Company has estimated the fair value of the asset based on its expectations of the timing of construction and lease-up of GLA to be constructed at the property by the seller (including corresponding estimates for time required to lease and construct building shell and tenant improvements). This amount was included in other assets in the accompanying condensed consolidated balance sheets. Subsequent changes in the fair value of the asset will be recorded as a gain (loss) in earnings in the period in which the change occurs.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2015 (dollars in thousands):

Other Assets Related to Business Combinations (1)
Beginning balance, January 1, 2015	$—
Total gains: Included in earnings	—
Purchases, issuances or settlements	1,377

Ending balance, June 30, 2015	$1,377

(1)

The change of $1.4 million for other assets related to business combinations during the six months ended June 30, 2015 was comprised of an initial estimate of funds to be received pursuant to a master lease agreement executed in connection with the acquisition of the Monte Vista Crossing property in June 2015.

The following table reconciles the beginning and ending balances of financial instruments that are remeasured on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2014 (dollars in thousands):

Other Assets Related to Business Combinations (1)
Beginning balance, January 1, 2014	$507
Total gains: Included in earnings	—
Purchases, issuances or settlements	(507)

Ending balance, June 30, 2014	$—

(1)	The change of $507,000 for other assets related to business combinations during the six months ended June 30, 2014 was comprised of cash payments received on the master lease asset.

There were no additional gains or losses, purchases, sales, issuances, settlements, or transfers in or out related to any of the three levels of the fair value hierarchy during the six months ended June 30, 2015 and 2014.

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

The fair values of certain additional financial assets and liabilities at June 30, 2015 and December 31, 2014 (fair value measurements categorized as Level 3 of the fair value hierarchy) are as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Mortgage notes payable	$194,082	$195,424	$192,748	$195,729
Notes payable	257,000	255,068	238,000	235,940
Unsecured notes	348,824	341,726	348,758	353,662
Term loan(1)	—	—	50,000	50,000

(1)	The Company’s term loan matured and was repaid on June 30, 2015.

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

The following tables reconcile the Company’s segment activity to its consolidated results of operations and financial position for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Office Properties:
Total revenues	$771	$2,233	$2,673	$4,394
Property operating expenses	(191)	(890)	(908)	(1,743)

Property operating income, as defined	580	1,343	1,765	2,651
General and administrative costs	(6)	—	(24)	(5)
Depreciation and amortization	(300)	(911)	(956)	(1,803)
Interest expense	—	(4)	—	(191)
Gain on sale of real estate assets	50	—	15,248	—

Net income	$324	$428	$16,033	$652

Multi-family Properties:
Total revenues	$1,348	$1,382	$2,698	$2,783
Property operating expenses	(514)	(505)	(976)	(958)

Property operating income, as defined	834	877	1,722	1,825
General and administrative costs	(10)	(11)	(24)	(25)
Depreciation and amortization	(463)	(463)	(926)	(926)

Net income	$361	$403	$772	$874

Retail Properties:
Total revenues	$35,946	$27,015	$73,185	$54,049
Property operating expenses	(8,780)	(5,855)	(18,381)	(12,386)

Property operating income, as defined	27,166	21,160	54,804	41,663
General and administrative costs	(5,432)	(4,147)	(9,748)	(7,943)
Depreciation and amortization	(16,623)	(10,037)	(32,770)	(20,478)
Interest expense	(8,209)	(5,977)	(15,760)	(10,779)
Interest income	52	54	103	103
Income (loss) from equity in unconsolidated entities	124	95	258	165
Gain on sale of real estate assets	5,835	—	10,298	—

Net income	$2,913	$1,148	$7,185	$2,731

Total Reportable Segments:
Total revenues	$38,065	$30,630	$78,556	$61,226
Property operating expenses	(9,485)	(7,250)	(20,265)	(15,087)

Property operating income, as defined	28,580	23,380	58,291	46,139
General and administrative costs	(5,448)	(4,158)	(9,796)	(7,973)
Depreciation and amortization	(17,386)	(11,411)	(34,652)	(23,207)
Interest expense	(8,209)	(5,981)	(15,760)	(10,970)
Interest income	52	54	103	103
Income (loss) from equity in unconsolidated entities	124	95	258	165
Gain on sale of real estate assets	5,885	—	25,546	—

Net income	$3,598	$1,979	$23,990	$4,257

Reconciliation to Consolidated Net Income Attributable to the Common Stockholders (Parent Company):
Total net income for reportable segments	$3,598	$1,979	$23,990	$4,257
Net income attributable to non-controlling interests	(110)	(74)	(489)	(157)

Net income attributable to Excel Trust, Inc.	$3,488	$1,905	$23,501	$4,100

Reconciliation to Consolidated Net Income Attributable to the Unitholders (Operating Partnership):
Total net income for reportable segments	$3,598	$1,979	$23,990	$4,257
Net income attributable to non-controlling interests	(91)	(90)	(181)	(183)

Net income attributable to Excel Trust, L.P.	$3,507	$1,889	$23,809	$4,074

	June 30,	December 31,
	2015	2014
Assets:
Office Properties:
Total assets	$12,578	$62,747
Multi-family Properties:
Total assets	68,074	68,982
Retail Properties:
Total assets	1,563,681	1,515,408

Total Reportable Segments & Consolidated Assets:
Total assets	$1,644,333	$1,647,137

19. Merger Agreement

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

Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Company Merger, each share of the Parent Company’s common stock issued and outstanding immediately prior to the effective time of the Company Merger will be converted into the right to receive an amount in cash equal to $15.85 per share, without interest (the “Merger Consideration”). The Parent Company was permitted to pay one additional common stock dividend of $0.18 per share payable in July 2015, but, under the terms of the Merger Agreement, not for any quarter thereafter.

In addition, immediately prior to the effective time of the Company Merger, each restricted share granted under the 2010 Plan will be fully vested and non-forfeitable, and all shares of the Parent Company’s common stock represented thereby will be considered outstanding and subject to the right to receive the Merger Consideration.

On June 30, 2015, the Parent Company delivered a notice of fundamental change and a notice of redemption to the holders of the Series A preferred stock in accordance with the Articles Supplementary relating to the Series A preferred stock (the “Series A Articles Supplementary”). The redemption notice stated that, if a holder of the Series A preferred stock chooses not to exercise the special conversion right described in the notice of fundamental change, each share of Series A preferred stock held by such holder immediately prior to the effective time of the Company Merger will be redeemed in the Company Merger through the payment of an amount, without interest, equal to the greater of (1) the Fundamental Change Redemption Price (as defined in the Series A Articles Supplementary) and (2) the product of (x) the Merger Consideration multiplied by (y) the number of shares of the Parent Company’s common stock issuable if a holder of Series A preferred stock converted such share of Series A preferred stock at the applicable conversion rate on the fundamental change conversion date specified in the fundamental change notice.

In addition, on June 30, 2015, the Parent Company delivered a notice of redemption to the holders of the Series B preferred stock in accordance with the Articles Supplementary relating to the Series B preferred stock. The redemption notice stated that each share of Series B preferred stock held by such holder immediately prior to the effective time of the Company Merger will be redeemed in the Company Merger through the payment of an amount, without interest, equal to $25.00 per share plus accrued and unpaid dividends, if any, to, but not including, the date of completion of the Mergers.

At the effective time of the Partnership Merger, each common OP unit issued and outstanding immediately prior to the effective time of the Partnership Merger (other than common OP units held by the Parent Company) will be converted into, and will be cancelled in exchange for, the right to receive an amount in cash equal to the Merger Consideration, without interest; provided that, in lieu of receiving the Merger Consideration, each qualifying holder of common OP units was given the opportunity to elect to receive one newly created 5.50% Series C Preferred Unit in the surviving partnership for each common OP unit.

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

The consummation of the Mergers is subject to certain customary closing conditions, including, among others, approval of the Company Merger and the Merger Agreement by the affirmative vote of a majority of the outstanding shares of the Parent Company’s common stock as of the record date for the special meeting of the Parent Company’s common stockholders, which approval has been received, as discussed below in Note 20, and that all material approvals, authorizations and consents of any governmental authority have been obtained.

The Merger Agreement may be terminated under certain circumstances. Upon a termination of the Merger Agreement, under certain circumstances, the Parent Company would be required to pay a termination fee to BRE Retail Centers of $25 million. In certain other circumstances, BRE Retail Centers would be required to pay the Parent Company a termination fee of $250 million upon termination of the Merger Agreement.

In connection with the closing of the transaction, the parties intend that the Notes due 2020 and 2023 will be repaid. The Operating Partnership’s Notes due 2024 will not be repaid at the closing.

20. Subsequent Events:

On July 28, 2015, at a special meeting of the Parent Company’s common stockholders, the Parent Company’s stockholders approved the Merger Agreement and the Company Merger contemplated thereby.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the failure to satisfy conditions to completion of the Mergers; the failure of the Mergers to close for any reason; the occurrence of any change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement; the outcome of the legal proceedings that have been, or may be, instituted against us and others following announcement of our entering into the Merger Agreement; risks that the proposed merger transaction disrupts current plans and operations including potential difficulties in relationships with employees, tenants and partners; the amount of the costs, fees, expenses and charges related to the Mergers; our exclusive remedy against the counterparties to the Merger Agreement with respect to any breach of the Merger Agreement being to seek payment by BRE Retail Centers of a termination fee in the amount of $250 million (which amount is guaranteed by Blackstone Property Partners Lower Fund 1 L.P.), which may not be adequate to cover our damages; our limited ability to pay dividends to the holders of our common stock pursuant to the Merger Agreement; adverse economic or real estate developments in the retail industry or the markets in which we operate; changes in local, regional and national economic conditions; our inability to compete effectively; our inability to collect rent from tenants; defaults on or non-renewal of leases by tenants; increased interest rates and operating costs; decreased rental rates or increased vacancy rates; our failure to obtain necessary outside financing on favorable terms or at all; changes in the availability of additional acquisition opportunities; our inability to successfully complete real estate acquisitions; our failure to successfully operate acquired properties and operations; our failure to qualify or maintain our status as a REIT; our inability to attract and retain key personnel; government approvals, actions and initiatives, including the need for compliance with environmental requirements; financial market fluctuations; our failure to maintain our credit ratings or a downgrade in our credit ratings from one or more of the rating agencies; changes in real estate and zoning laws and increases in real property tax rates; risks associated with security breaches and other disruptions to our information technology networks and related systems; the effects of earthquakes and other natural disasters; and lack of or insufficient amounts of insurance. While forward-looking statements reflect our good faith beliefs (or those of the indicated third parties), they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. We discussed a number of material risks in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2015. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Pending Merger

See Note 19 to the condensed consolidated financial statements included elsewhere herein for a discussion of the pending merger transaction to which the Company and the Operating Partnership are parties. The Mergers are expected to close during the third quarter of 2015, although closing is subject to various conditions, and therefore, we cannot provide any assurance that the Mergers will close in a timely manner or at all.

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

The following table reflects our total portfolio at June 30, 2015 (a property is reclassified from development to the operating portfolio at the earlier of 85% occupancy or one year from completion and delivery of the space):

	Gross Leasable Area (GLA)	% Occupied	% Leased	Number of Properties
Operating Portfolio:
Retail properties	7,340,988	93.3%	94.5%	36
Multi-family properties(1)	339 units	88.5%	94.1%	n/a
Office properties	82,157	86.4%	86.4%	1

Total/weighted-average operating portfolio	7,423,145	93.2%	94.4%	37

Development properties(2)	748,031	16.9%	56.8%	n/a
Unconsolidated properties(3)	103,815	89.5%	89.5%	1

Total Portfolio:
Total/weighted-average total portfolio	8,274,991	86.2%	90.9%	38

(1)

Includes the 339 apartment units on the upper levels of our West Broad Village retail shopping center (the number of apartment units and leased percentage are not included in the total/weighted-average).

(2)

Our non-operating/development properties consisted of Phase II of our Chimney Rock, Monte Vista Crossing Phase II and Phase III of our Plaza at Rockwall properties and undeveloped land parcels at our West Broad Marketplace and Southlake Park Village properties, which are currently under development and are expected to contain approximately 748,000 square feet of GLA upon completion. Phase I of our Chimney Rock property and Phases I and II of our Plaza at Rockwall property are classified as operating properties.

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

Results of Operations

We operate through three reportable business segments: retail properties, multi-family properties and office properties. At June 30, 2015, we owned 36 consolidated retail operating properties with a total of approximately 7.3 million square feet of GLA. The multi-family segment consists of 339 apartment units at one retail property, West Broad Village, which is located in Richmond, Virginia. The office segment consists of one property, Excel Centre, a portion of which is utilized as our headquarters (which contains 82,157 square feet of GLA).

The following table reflects leasing activity at our consolidated retail and office operating properties for comparable leases (leases executed for spaces in which there was a tenant at some point during the previous twelve-month period) and non-comparable leases during the six months ended June 30, 2015:

	Number of Leases	GLA	Weighted- Average Lease Rate	Weighted- Average Prior Lease Rate	% Increase (Decrease)	Tenant Improvement Allowance (sf)	Leasing Commission (sf)
Comparable leases	66	269,829	$19.35	$18.75	3.2%	$0.20	$0.25
Non-comparable leases	26	100,989	$20.87	n/a	n/a	$23.19	$5.75

Total leasing activity	92	370,818

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

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

	Same Properties(1)		New Properties(2)		Redevelopment/ Development Properties(3)		Corporate		Total
	As of June 30,
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Rentable GLA	5,635,484	5,635,484	1,787,661	—	—	—	—	—	7,423,145	5,635,484
Percent leased	93.4%	91.1%	97.6%	—	—	—	—	—	94.4%	91.1%
Number of properties	32	32	5	—	—	—	—	—	37	32
Percent of total portfolio	75.9%	100.0%	24.1%	—	—	—	—	—	100.0%	100.0%

	Same Properties		New Properties		Redevelopment/ Development Properties		Corporate		Total
	Three Months ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Rental revenue	$22,829	$22,912	$7,498	$2,250	$488	$76	$(59)	$(59)	$30,756	$25,179
Tenant recoveries	4,632	4,634	2,147	209	58	12	—	—	6,837	4,855
Other income	189	317	57	114	—	—	226	165	472	596

Total revenues	27,650	27,863	9,702	2,573	546	88	167	106	38,065	30,630
Rental operations	6,815	6,592	2,747	915	216	19	(293)	(276)	9,485	7,250

Property operating income	$20,835	$21,271	$6,955	$1,658	$330	$69	$460	$382	$28,580	$23,380

(1)	Excludes any properties (or portions thereof), which were sold during 2014 or 2015 (the rentable GLA is excluded from the comparable information presented above for same properties).

(2)

Excludes our West Broad Marketplace property (acquired in 2014), which is currently under development and is considered a non-operating property. Includes (a) an additional parcel at one operating property – Brandywine Crossing, which was acquired in 2014, but is not considered a separate property and (b) the results of operations from our Lowe’s, Promenade Corporate Center, The Family Center at Orem, Rosewick Crossing and Cedar Square properties, which were sold in 2014 and 2015.

(3)

Includes the results of operations for development properties (or portions of operating properties) that are not considered part of the operating portfolio (Chimney Rock Phase II, Southlake Park Village, Monte Vista Crossing Phase II and our West Broad Marketplace properties). Although not reflected in our operating portfolio, these properties or projects are expected to provide an additional 748,000 of GLA upon completion of development.

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	June 30, 2015	June 30, 2014	Change	Percent Change
Property operating income	$28,580	$23,380	$5,200	22.2%
Unallocated expense:
General and administrative	5,448	4,158	1,290	31.0%
Depreciation and amortization	17,386	11,411	5,975	52.4%

Operating income	5,746	7,811	(2,065)	26.4%
Interest expense, net	(8,157)	(5,927)	(2,230)	37.6%
Income from equity in unconsolidated entities	124	95	29	30.5%
Gain on sale of real estate assets	5,885	—	5,885	n/a

Net income	$3,598	$1,979	$1,619	81.8%

Property operating income: Property operating income increased by $5.2 million, or 22.2%, to $28.6 million for the three months ended June 30, 2015 compared to $23.4 million for the three months ended June 30, 2014. The increase was primarily related to the acquisition of six consolidated operating properties in 2014 and 2015 (including our acquisition of the additional land parcel at the Brandywine Crossing property, which is not considered a property separate from the main property), partially offset by the disposition of our Lowe’s, Promenade Corporate Center, Rosewick Crossing and Cedar Square properties during 2014 and 2015. The acquisition of an undeveloped land parcel (West Broad Marketplace) in December 2014 did not have a material impact on property operating income for the three months ended June 30, 2015.

General and administrative: General and administrative expenses increased by $1.3 million, or 31.0%, to $5.4 million for the three months ended June 30, 2015 compared to $4.2 million for the three months ended June 30, 2014. The increase in general and administrative expenses was primarily an increase in acquisition and disposition costs related to property transactions in 2015 and costs related to our pending merger transaction.

Depreciation and amortization: Depreciation and amortization expense increased $6.0 million, or 52.4%, to $17.4 million for the three months ended June 30, 2015 compared to $11.4 million for the three months ended June 30, 2014. The increase was primarily related to the acquisition of six consolidated operating properties in 2014 and 2015 (including our acquisition of the additional land parcel at the Brandywine Crossing property, which is not considered a property separate from the main property), partially offset by the disposition of our Lowe’s, Promenade Corporate Center, Rosewick Crossing and Cedar Square properties during 2014 and 2015. The acquisition of an undeveloped land parcel (West Broad Marketplace) in December 2014 did not have a material impact on depreciation and amortization for the three months ended June 30, 2015.

Interest expense, net: Interest expense, net increased $2.2 million, or 37.6%, to $8.1 million for the three months ended June 30, 2015 compared to $5.9 million for the three months ended June 30, 2014. The increase was primarily due to the issuance of $250.0 million of unsecured notes at an interest rate of 4.625% in May 2014. The proceeds from this issuance were primarily utilized to repay outstanding borrowings under our unsecured revolving credit facility, which carried a lower variable interest rate. In addition, the increase was due to our assumption of approximately $42.7 million of mortgage notes in connection with our acquisition of the Downtown at the Gardens property in October 2014 and a higher average carrying balance on our unsecured revolving credit facility in 2015 as compared to 2014.

Income from equity in unconsolidated entities: Income of $124,000 for the three months ended June 30, 2015 and $95,000 for the three months ended June 30, 2014, respectively, are comprised of our proportionate share of the net income or loss from the operations of our unconsolidated properties (income from equity in unconsolidated entities for the three months ended June 30, 2014 includes our proportionate share of results of operations from our investment in the La Costa Town Center property, which was sold in October 2014).

Gain on sale of real estate assets: The sale of our Rosewick Crossing property on April 2, 2015 for a sales price of $25.0 million and our Cedar Square property (Walgreens building) on May 19, 2015 for a sales price of approximately $8.5 million resulted in a gain on sale of real estate assets of approximately $5.9 million.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

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

	Same Properties(1)		New Properties(2)		Redevelopment/ Development Properties(3)		Corporate		Total
	As of June 30,
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Rentable GLA	5,635,484	5,635,484	1,787,661	—	—	—	—	—	7,423,145	5,635,484
Percent leased	93.4%	91.1%	97.6%	—	—	—	—	—	94.4%	91.1%
Number of properties	32	32	5	—	—	—	—	—	37	32
Percent of total portfolio	75.9%	100.0%	24.1%	—	—	—	—	—	100.0%	100.0%

	Same Properties		New Properties		Redevelopment/ Development Properties		Corporate		Total
	Six Months ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Rental revenue	$45,652	$45,641	$16,299	$4,424	$898	$139	$(118)	$(118)	$62,731	$50,086
Tenant recoveries	9,684	9,734	4,475	354	121	22	—	—	14,280	10,110
Other income	328	440	432	234	—	—	785	356	1,545	1,030

Total revenues	55,664	55,815	21,206	5,012	1,019	161	667	238	78,556	61,226
Rental operations	13,963	13,827	6,333	1,748	586	36	(617)	(524)	20,265	15,087

Property operating income	$41,701	$41,988	$14,873	$3,264	$433	$125	$1,284	$762	$58,291	$46,139

(1)	Excludes any properties (or portions thereof), which were sold during 2014 or 2015 (the rentable GLA is excluded from the comparable information presented above for same properties).

(2)

Excludes our West Broad Marketplace property (acquired in 2014), which is currently under development and is considered a non-operating property. Includes (a) an additional parcel at one operating property – Brandywine Crossing, which was acquired in 2014, but is not considered a separate property and (b) the results of operations from our Lowe’s, Promenade Corporate Center, The Family Center at Orem, Rosewick Crossing and Cedar Square properties, which were sold in 2014 and 2015.

(3)

Includes the results of operations for development properties (or portions of operating properties) that are not considered part of the operating portfolio (Chimney Rock Phase II, Southlake Park Village, Monte Vista Crossing Phase II and our West Broad Marketplace properties). Although not reflected in our operating portfolio, these properties or projects are expected to provide an additional 748,000 of GLA upon completion of development.

The following table provides a reconciliation of property operating income (as defined in the table above) to net income for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended
	June 30, 2015	June 30, 2014	Change	Percent Change
Property operating income	$58,291	$46,139	$12,152	26.3%
Unallocated expense:
General and administrative	9,796	7,973	1,823	22.9%
Depreciation and amortization	34,652	23,207	11,445	49.3%

Operating income	13,843	14,959	(1,116)	7.5%
Interest expense, net	(15,657)	(10,867)	(4,790)	44.1%
Income from equity in unconsolidated entities	258	165	93	56.4%
Gain on sale of real estate assets	25,546	—	25,546	n/a

Net income	$23,990	$4,257	$19,733	463.5%

Property operating income: Property operating income increased by $12.2 million, or 26.3%, to $58.3 million for the six months ended June 30, 2015 compared to $46.1 million for the six months ended June 30, 2014. The increase was primarily related to the acquisition of six consolidated operating properties in 2014 and 2015 (including our acquisition of the additional land parcel at the Brandywine Crossing property, which is not considered a property separate from the main property), partially offset by the disposition of our Lowe’s, Promenade Corporate Center, Rosewick Crossing and Cedar Square properties during 2014 and 2015. The acquisition of an undeveloped land parcel (West Broad Marketplace) in December 2014 did not have a material impact on property operating income for the six months ended June 30, 2015.

General and administrative: General and administrative expenses increased by $1.8 million, or 22.9%, to $9.8 million for the six months ended June 30, 2015 compared to $8.0 million for the six months ended June 30, 2014. The increase in general and administrative expenses was primarily due to costs related to our pending merger transaction and an increase in share-based compensation expense compared to the prior period as a result of new restricted stock grants issued in March 2014 and January 2015 (we recognized share-based compensation expense of $2.2 million and $2.0 million for the six months ended June 30, 2015 and 2014, respectively). In addition, there was an increase in acquisition and disposition costs related to property transactions in 2015 and an increase in employee and infrastructure costs due to continued growth in the Company.

Depreciation and amortization: Depreciation and amortization expense increased $11.4 million, or 49.3%, to $34.6 million for the six months ended June 30, 2015 compared to $23.2 million for the six months ended June 30, 2014. The increase was primarily related to the acquisition of six consolidated operating properties in 2014 and 2015 (including our acquisition of the additional land parcel at the Brandywine Crossing property, which is not considered a property separate from the main property), partially offset by the disposition of our Lowe’s, Promenade Corporate Center, Rosewick Crossing and Cedar Square properties during 2014 and 2015. The acquisition of an undeveloped land parcel (West Broad Marketplace) in December 2014 did not have a material impact on depreciation and amortization for the six months ended June 30, 2015.

Interest expense, net: Interest expense, net increased $4.8 million, or 44.1%, to $15.7 million for the six months ended June 30, 2015 compared to $10.9 million for the six months ended June 30, 2014. The increase was primarily due to the issuance of $250.0 million of unsecured notes at an interest rate of 4.625% in May 2014. The proceeds from this issuance were primarily utilized to repay outstanding borrowings under our unsecured revolving credit facility, which carried a lower variable interest rate. In addition, the increase was due to our assumption of approximately $42.7 million of mortgage notes in connection with our acquisition of the Downtown at the Gardens property in October 2014 and a higher average carrying balance on our unsecured revolving credit facility in 2015 as compared to 2014.

Income from equity in unconsolidated entities: Income of $258,000 for the six months ended June 30, 2015 and $165,000 for the six months ended June 30, 2014, respectively, are comprised of our proportionate share of the net income or loss from the operations of our unconsolidated properties (income from equity in unconsolidated entities for the six months ended June 30, 2014 includes our proportionate share of results of operations from our investment in the La Costa Town Center property, which was sold in October 2014).

Gain on sale of real estate assets: The sale of The Family Center at Orem property on January 30, 2015 for a sales price of approximately $21.5 million, our Promenade Corporate Center property on March 11, 2015 for a sales price of approximately $65.0 million, our Rosewick Crossing property on April 2, 2015 for a sales price of $25.0 million and our Cedar Square property (Walgreens building) on May 19, 2015 for a sales price of approximately $8.5 million resulted in a gain on sale of real estate assets of approximately $25.5 million.

Results of Operations – Segments

We evaluate the performance of our segments based upon property operating income. “Property Operating Income” is defined as operating revenues (rental revenue, tenant recoveries and other income) less property operating expenses (maintenance and repairs, real estate taxes, management fees, and other operating expenses).

You should read the following discussion in conjunction with the segment information disclosed in Note 18 to our condensed consolidated financial statements in accordance with ASC 280, Segment Reporting. Our results of operations for the three months ended June 30, 2015 and 2014 may not be indicative of our future results of operations.

The following table sets forth results of operations presented by segments for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended
	June 30, 2015	June 30, 2014	Change	Percent Change
Revenues:
Office properties	$771	$2,233	$(1,462)	65.5%
Multi-family properties	1,348	1,382	(34)	2.5%
Retail properties	35,946	27,015	8,931	33.1%

Total revenues	$38,065	$30,630	$7,435	24.3%
Property operating expenses:
Office properties	$191	$890	$(699)	78.5%
Multi-family properties	514	505	9	1.8%
Retail properties	8,780	5,855	2,925	50.0%

Total property operating expenses	$9,485	$7,250	$2,235	30.8%

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

Revenue-office properties: Office property revenue decreased by $1.5 million, or 65.5%, to $771,000 for the three months ended June 30, 2015 compared to $2.2 million for the three months ended June 30, 2014. The decrease was primarily the result of the disposition of our Promenade Corporate Center property on March 11, 2015, which resulted in the recognition of a gain on sale of approximately $15.2 million.

Revenue-multi-family properties: Multi-family property revenue decreased by $34,000, or 2.5%, to $1.35 million for the three months ended June 30, 2015 compared to $1.4 million for the three months ended June 30, 2014. The decrease was primarily the result of turnover in leased apartments at the property (the leased percentage of the apartments fell from 95.6% at June 30, 2014 to 94.1% at June 30, 2015), which typically have a term of one year or less.

Revenue-retail properties: Retail property revenue increased by $8.9 million, or 33.1%, to $35.9 million for the three months ended June 30, 2015 compared to $27.0 million for the three months ended June 30, 2014. The increase was primarily related to the acquisition of six consolidated operating properties in 2014 and 2015 (including our acquisition of the additional land parcel at the Brandywine Crossing property, which is not considered a property separate from the main property), partially offset by the disposition of our Lowe’s, Rosewick Crossing and Cedar Square properties during 2014 and 2015. The acquisition of an undeveloped land parcel (West Broad Marketplace) in December 2014 did not have a material impact on revenue for the three months ended June 30, 2015. In addition, we recognized an increase in contractual lease rates of approximately 3.2% for new or renewed leases executed during the six months ended June 30, 2015 for spaces previously occupied.

Property operating expenses-office properties: Office property operating expenses decreased by $699,000, or 78.5%, to $191,000 for the three months ended June 30, 2015 compared to $890,000 for the three months ended June 30, 2014. The decrease was primarily the result of the disposition of our Promenade Corporate Center property on March 11, 2015.

Property operating expenses-multi-family properties: Multi-family property operating expenses increased by $9,000, or 1.8%, to $514,000 for the three months ended June 30, 2015 compared to $505,000 for the three months ended June 30, 2014.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $2.9 million, or 50.0%, to $8.8 million for the three months ended June 30, 2015 compared to $5.9 million for the three months ended June 30, 2014. The increase was primarily related to the acquisition of six consolidated operating properties in 2014 and 2015 (including our acquisition of the additional land parcel at the Brandywine Crossing property, which is not considered a property separate from the main property), partially offset by the disposition of our Rosewick Crossing and Cedar Square properties during the three months ended June 30, 2015. The acquisition of an undeveloped land parcel (West Broad Marketplace) in December 2014 did not have a material impact on property operating expenses for the three months ended June 30, 2015.

The following table sets forth results of operations presented by segments for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended
	June 30, 2015	June 30, 2014	Change	Percent Change
Revenues:
Office properties	$2,673	$4,394	$(1,721)	39.2%
Multi-family properties	2,698	2,783	(85)	3.1%
Retail properties	73,185	54,049	19,136	35.4%

Total revenues	$78,556	$61,226	$17,330	28.3%
Property operating expenses:
Office properties	$908	$1,743	$(835)	47.9%
Multi-family properties	976	958	18	1.9%
Retail properties	18,381	12,386	5,995	48.4%

Total property operating expenses	$20,265	$15,087	$5,178	34.3%

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

Revenue-office properties: Office property revenue decreased by $1.7 million, or 39.2%, to $2.7 million for the six months ended June 30, 2015 compared to $4.4 million for the six months ended June 30, 2014. The decrease was primarily the result of the disposition of our Promenade Corporate Center property on March 11, 2015, which resulted in the recognition of a gain on sale of approximately $15.2 million.

Revenue-multi-family properties: Multi-family property revenue decreased by $85,000, or 3.1%, to $2.7 million for the six months ended June 30, 2015 compared to $2.8 million for the six months ended June 30, 2014. The decrease was primarily the result of turnover in leased apartments at the property (the leased percentage of the apartments fell from 95.6% at June 30, 2014 to 94.1% at June 30, 2015), which typically have a term of one year or less.

Revenue-retail properties: Retail property revenue increased by $19.1 million, or 35.4%, to $73.2 million for the six months ended June 30, 2015 compared to $54.1 million for the six months ended June 30, 2014. The increase was primarily related to the acquisition of six consolidated operating properties in 2014 and 2015 (including our acquisition of the additional land parcel at the Brandywine Crossing property, which is not considered a property separate from the main property), partially offset by the disposition of The Family Center at Orem, Rosewick Crossing and Cedar Square properties during the six months ended June 30, 2015. The acquisition of an undeveloped land parcel (West Broad Marketplace) in December 2014 did not have a material impact on revenue for the six months ended June 30, 2015. In addition, we recognized an increase in contractual lease rates of approximately 3.2% for new or renewed leases executed during the six months ended June 30, 2015 for spaces previously occupied.

Property operating expenses-office properties: Office property operating expenses decreased by $835,000, or 47.9%, to $908,000 for the six months ended June 30, 2015 compared to $1.7 million for the six months ended June 30, 2014. The decrease was primarily the result of the disposition of our Promenade Corporate Center property on March 11, 2015.

Property operating expenses-multi-family properties: Multi-family property operating expenses increased by $18,000, or 1.9%, to $976,000 for the six months ended June 30, 2015 compared to $958,000 for the six months ended June 30, 2014.

Property operating expenses-retail properties: Property operating expenses related to our retail properties increased by $6.0 million, or 48.4%, to $18.4 million for the six months ended June 30, 2015 compared to $12.4 million for the six months ended June 30, 2014. The increase was primarily related to the acquisition of six consolidated operating properties in 2014 and 2015 (including our acquisition of the additional land parcel at the Brandywine Crossing property, which is not considered a property separate from the main property), partially offset by the disposition of The Family Center at Orem, Rosewick Crossing and Cedar Square properties during the six months ended June 30, 2015. The acquisition of an undeveloped land parcel (West Broad Marketplace) in December 2014 did not have a material impact on property operating expenses for the six months ended June 30, 2015.

Cash Flows

The following is a comparison, for the six months ended June 30, 2015 and 2014, of our cash flows.

Cash and cash equivalents were $8.3 million and $183.7 million at June 30, 2015 and 2014, respectively.

Net cash provided by operating activities was $37.0 million for the six months ended June 30, 2015 and $33.1 million for the six months ended June 30, 2014, an increase of $3.9 million. The increase was primarily due to cash flow generated from operations of new acquisitions and the commencement of cash rents on new leases.

Net cash used in investing activities was $8.4 million for the six months ended June 30, 2015 and $11.7 million for the six months ended June 30, 2014, a decrease of $3.3 million. The decrease was primarily due to proceeds of approximately $31.7 million from the disposition four operating properties in 2015 and proceeds of approximately $10.8 million from the sale of equity securities for the six months ended June 30, 2015, partially offset from an increase in cash used of approximately $37.2 million due to the acquisition of the Monte Vista Crossing property and the increased redevelopment or development on portions of existing operating properties and at our non-operating properties.

Net cash used in financing activities was $27.0 million for the six months ended June 30, 2015 compared to cash provided by financing activities of $159.1 million for the six months ended June 30, 2014, a decrease of $186.1 million. The change was primarily due to a decrease in net proceeds from the issuance of common stock of approximately $130.8 million and net payments related to debt instruments of $29.4 million (net of proceeds) for the six months ended June 30, 2015 compared to net proceeds from debt instruments of $25.2 million (net of repayments) for the six months ended June 30, 2014.

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

The following table presents a reconciliation of FFO of Excel Trust, Inc. for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss) attributable to the common stockholders(1)	$1,103	$(839)	$18,731	$(1,388)
Non-controlling interests in operating partnership(1)	19	(16)	308	(26)
Depreciation and amortization	17,386	11,411	34,652	23,207
Depreciation and amortization related to joint ventures(2)	62	156	130	326
Gain on sale of real estate assets	(5,885)	—	(25,546)	—

Funds from operations	$12,685	$10,712	$28,275	$22,119

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

As of June 30, 2015, the Company owned an approximate 98.4% partnership interest in the Operating Partnership. The remaining 1.6% partnership interests are owned by non-affiliated investors and certain of the Company’s directors and executive officers. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control, can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings, and can cause changes in its line of business, capital structure and distribution policies.

The liquidity of the Company is dependent on the Operating Partnership’s ability to make sufficient distributions to the Company. The primary cash requirement of the Company is its payment of dividends to its stockholders; under the terms of the Merger Agreement, the Company was permitted to pay a common stock dividend of $0.18 per share in July 2015, but is not permitted to pay common stock dividends for any quarter thereafter. The Company also guarantees some of the Operating Partnership’s debt, as discussed further in Note 7 of the condensed consolidated financial statements contained elsewhere herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger the Company’s guarantee obligations, then the Company will be required to fulfill its cash payment commitments under such guarantees. However, the Company’s only significant asset is its investment in the Operating Partnership.

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

The Company’s short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to the Company’s stockholders and operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions,

•	construction of the non-operating portion of some of our properties, and

•	properties under contract or acquired after June 30, 2015.

The Company has entered into equity distribution agreements, or the Equity Distribution Agreements, with four sales agents, under which the Company can issue and sell shares of its common stock from time to time through, at its discretion, any of the sales agents. The Equity Distribution Agreements were initially entered into in March 2012 and were subsequently amended and restated in May 2014, permitting additional sales with an aggregate offering price of up to $100.0 million. The sales of common stock made under the Equity Distribution Agreements are made in “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act. During the three months ended June 30, 2014, the Company did not issue any shares pursuant to the Equity Distribution Agreements. During the six months ended June 30, 2015, the Company issued 2,227,456 shares of common stock pursuant to the Equity Distribution Agreements, resulting in net proceeds of approximately $29.5 million at an average stock issuance price of $13.75 per share. The net proceeds of $29.5 million were contributed to the Operating Partnership in exchange for 2,227,456 OP units. As of June 30, 2015, approximately $64.4 million remained available under the Equity Distribution Agreements to issue and sell shares of the Company’s common stock.

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

The Company’s board of directors has authorized a stock repurchase program under which the Company may, subject to the restrictions under the Merger Agreement to which it is subject, acquire up to $50.0 million of its common stock and preferred stock in open market and negotiated purchases with no expiration date. As of June 30, 2015, approximately $20.9 million remained available under the stock repurchase program to acquire outstanding shares of the Company’s common stock and preferred stock. See Note 10 to the condensed consolidated financial statements contained elsewhere herein for further discussion.

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

At June 30, 2015, we had $8.3 million of cash and cash equivalents on hand.

Our short-term liquidity requirements consist primarily of funds to pay for future distributions expected to be paid to our unitholders and operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	anticipated and unanticipated capital expenditures, tenant improvements and leasing commissions,

•	construction of the non-operating portion of some of our properties, and

•	properties under contract or acquired after June 30, 2015.

Our long term liquidity requirements consist primarily of funds to pay for property acquisitions, scheduled debt maturities, renovations, expansions, capital commitments, construction obligations and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions and developments of new properties that we pursue.

We intend to satisfy our short-term liquidity requirements (excluding debt maturities) primarily through our existing working capital and cash provided by our operations. We believe our rental revenue net of operating expenses will generally provide sufficient cash inflows to meet our debt service obligations (excluding debt maturities), pay general and administrative expenses and fund regular distributions. We anticipate being able to refinance our debt service obligations, borrow from our unsecured revolving credit facility or issue additional OP units to pay for upcoming debt maturities (subject to the restrictions under the Merger Agreement to which we are subject, discussed above and in Note 19 to the condensed consolidated financial statements included elsewhere herein). Additionally, subject to the restrictions under the Merger Agreement to which we are subject, we have the ability, with lender consent, to exercise the accordion feature of our unsecured revolving credit facility, which would increase the borrowing capacity to $500.0 million. We expect to incur approximately $68.8 million in construction costs relating to redevelopment or development projects on portions of existing operating properties and at our non-operating properties (Chimney Rock Phase II, Plaza at Rockwall Phase III, West Broad Marketplace, Monte Vista Crossing Phase II and Southlake Park Village). Subject to the restrictions under the Merger Agreement to which we are subject, funds for these costs are expected to come from new mortgage financing, unsecured notes offerings, borrowings from our unsecured revolving credit facility or construction loan and existing cash. We intend to satisfy our other long-term liquidity requirements through our existing working capital, cash provided by indebtedness and long-term secured and unsecured indebtedness. In addition, we may, from time to time, sell non-strategic assets, offer and sell additional equity and debt securities, warrants, rights and other securities to the extent necessary or advisable to meet our liquidity needs (in each case, subject to the restrictions under the Merger Agreement to which we are subject).

As of June 30, 2015, our mortgage indebtedness consisted of the following:

Property Pledged as Collateral	Principal Balance	Contractual Interest Rate	Monthly Payment(1)	Maturity Date
The Promenade	$45,165	4.80%	344	November 2015
5000 South Hulen	13,045	5.60%	83	April 2017
Lake Pleasant Pavilion	27,327	6.09%	143	October 2017
West Broad Marketplace(2)	5,501	2.49%	2	January 2018
Rite Aid — Vestavia Hills	737	7.25%	21	October 2018
Living Spaces-Promenade	6,402	7.88%	80	November 2019
West Broad Village	39,700	3.33%	110	May 2020
Downtown at the Gardens	42,003	4.60%	253	July 2022
Northside Plaza(3)	12,000	0.09%	1	November 2035

	$191,880
Plus: premium(4)	2,202

Mortgage notes payable, net	$194,082

(1)	Amount represents the monthly payment of principal and interest at June 30, 2015.

(2)

In December 2014, we entered into a $58.0 million construction loan in connection with our acquisition of a developable land parcel at our West Broad Marketplace property. The maturity date of the construction loan is January 2018, but may be extended for two additional one-year periods through January 2020 upon the payment of an extension fee. As of June 30, 2015, the construction loan bore interest at the rate of LIBOR plus a margin of 230 basis points (interest rate of 2.49% at June 30, 2015).

(3)

The debt represents redevelopment revenue bonds to be used for the redevelopment of this property, which mature in November 2035. Interest is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.09% at June 30, 2015). The interest rate on the bonds is currently priced off of the Securities Industry and Financial Markets Association Index but could change based on the credit of the bonds. The bonds are secured by a $12.1 million letter of credit issued by us from our unsecured revolving credit facility. An underwriter’s discount related to the original issuance of the bonds with a remaining balance of $98,000 at June 30, 2015 is being amortized as additional interest expense through November 2035.

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

As of June 30, 2015, our unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 to 170 basis points (margin of 130 basis point at June 30, 2015), depending on our credit rating. As of June 30, 2015, we were responsible for paying a fee of 0.25% or 0.30% on the full capacity of the facility. Borrowings under the unsecured revolving credit facility were $257.0 million and $238.0 million with a weighted-average interest rate of 1.49% and 1.47% at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, we have issued $16.9 million in letters of credit from the unsecured revolving credit facility, which secure an outstanding $12.0 million bond payable for the Northside Mall property and construction activities at the Southlake Park Village property. The Northside Mall property bond is included with the mortgages payable on our condensed consolidated balance sheets. At June 30, 2015, there was approximately $26.1 million available for borrowing under the unsecured revolving credit facility.

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

The following is a summary of key financial covenants and their covenant levels as of June 30, 2015:

	Required	Actual
Key financial covenant(1):
Ratio of total liabilities to total asset value (maximum)	60.0%	47.3%
Ratio of adjusted EBITDA to fixed charges (minimum)	1.50x	2.0x
Ratio of secured indebtedness to total asset value (maximum)	40.0%	11.9%

(1)	For a complete listing of all debt covenants related to our consolidated indebtedness as well as definitions of the above terms, please refer to our applicable filings with the SEC.

As of June 30, 2015, we believe that we were in compliance with all of the covenants under our credit agreement.

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

As of June 30, 2015, our ratio of debt-to-gross undepreciated asset value was approximately 45.8%. Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop, and Excel Trust, Inc.’s board of directors may modify our debt policy from time to time. Subject to the restrictions under the Merger Agreement to which we are subject, the amount of leverage we will deploy for particular investments in our target assets will depend upon our management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets. Accordingly, the ratio of debt-to-gross undepreciated asset value may increase or decrease beyond the current amount.

Commitments, Contingencies and Contractual Obligations

The following table outlines our contractual obligations (dollars in thousands) at June 30, 2015 related to our mortgage and note indebtedness and other commitments:

	Payments by Period
	2015 (six months)	2016-2017	2018-2019	Thereafter	Total
Principal payments — fixed rate debt	$46,424	$45,267	$9,340	$423,348	$524,379
Principal payments — variable rate debt(1)	—	—	262,501	12,000	274,501
Interest payments — fixed rate debt	11,994	44,025	39,241	65,164	160,424
Interest payments — variable rate debt(1)	1,989	7,954	990	153	11,086
Construction costs(2)	33,804	35,000	—	—	68,804

	$94,211	$132,246	$312,072	$500,665	$1,039,194

(1)

Includes redevelopment revenue bonds at our Northside Mall property, a construction loan at our West Broad Marketplace property and outstanding borrowings on our unsecured revolving credit facility (our unsecured revolving credit facility had a balance of $257.0 million at June 30, 2015). Interest on the redevelopment bonds is reset weekly and determined by the bond remarketing agent based on the market value of the bonds (interest rate of 0.09% at June 30, 2015). The construction loan bears interest at the rate of LIBOR plus a margin of 230 basis points (interest rate of 2.49% at June 30, 2015). The unsecured revolving credit facility bears interest at the rate of LIBOR plus a margin of 90 basis points to 170 basis points (weighted-average interest rate of 1.49% at June 30, 2015), depending on our credit rating. Interest payments are based on the interest rates in effect and debt balances outstanding on June 30, 2015.

(2)

Amount represents our estimate of costs expected to be incurred to complete the undeveloped portion of our Chimney Rock and Plaza at Rockwall properties and our West Broad Marketplace and Southlake Park Village development properties.

Off-Balance Sheet Arrangements

We hold a 50% tenant-in-common ownership interest in a company, Bay Hill Fountains, LLC, or Bay Hill LLC, which owns The Fountains at Bay Hill property, or the Bay Hill property. The Bay Hill LLC does not qualify as a VIE and consolidation is not required as we do not control the operations of the property. We receive 50% of the cash flow distributions and recognize 50% of the results of operations. In addition, we receive fees in our role as the day-to-day property manager. We account for our interest in the Bay Hill property under the equity method of accounting. The assets and liabilities of the Bay Hill property were $39.0 million and $25.6 million, respectively, at June 30, 2015.

Our proportionate share of outstanding indebtedness at the Bay Hill property as of June 30, 2015 is as follows (dollars in thousands):

Name	Ownership Interest	Principal Amount(1)	Interest Rate	Maturity Date
Bay Hill LLC	50%	$11,829	3.75%	December 1, 2021

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

The fair value of mortgages payable at June 30, 2015 was approximately $195.4 million compared to the carrying amount of $194.1 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $5.4 million at June 30, 2015. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $5.7 million at June 30, 2015. Included in the balance of mortgages payable is a construction loan related to construction activities at one of our development properties.

We have a $300.0 million unsecured revolving credit facility. As of June 30, 2015, the unsecured revolving credit facility bore interest at the rate of LIBOR plus a margin of 90 basis points to 170 basis points, depending on our credit rating. As of June 30, 2015, we had $273.9 million of debt and commitments outstanding under our unsecured revolving credit facility, which includes $16.9 million in letters of credit issued under the facility. At June 30, 2015, the outstanding balance on our unsecured revolving credit facility was $257.0 million at a weighted-average interest rate of 1.49%. The fair value of the unsecured revolving credit facility at June 30, 2015 was approximately $255.1 million. Based on outstanding borrowings of $257.0 million at June 30, 2015, an increase of 100 basis points in LIBOR would result in an increase in the interest we incur in the amount of approximately $2.6 million.

We have issued $350.0 million aggregate principal amount of senior unsecured notes with a weighted-average fixed interest rate of 4.62%. The fair value of the senior unsecured notes at June 30, 2015 was approximately $341.7 million. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $21.9 million at June 30, 2015. A 100 basis point decrease in market interest rates would result in an increase in the fair market value of our fixed-rate debt by approximately $23.7 million at June 30, 2015.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks, including counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. To limit counterparty credit risk we will seek to enter into such agreements with major financial institutions with high credit ratings. There can be no assurance that we will be able to adequately protect against the foregoing risks and that we will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging activities. We do not enter into such contracts for speculative or trading purposes. At June 30, 2015, there were no such financial instruments outstanding.

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

On April 22, 2015, a purported class action related to the Merger Agreement, Laborers’ Local #231 Pension Fund v. Excel Trust, Inc. et al., was filed in the Superior Court of the State of California, County of San Diego, against the Parent Company, the Operating Partnership, The Blackstone Group L.P., Blackstone Property Partners L.P., BRE Retail Centers, Merger Sub, Merger Partnership and the members of our board of directors, alleging, among other things, that our directors breached their fiduciary duties in connection with the Merger Agreement (including, but not limited to, various alleged breaches of duties of good faith, loyalty, due care and candor). On June 19, 2015, the Court dismissed this action in its entirety, without prejudice.

        Five other lawsuits, Branagan v. Excel Trust, Inc., et al., Sciabacucchi v. Excel Trust, Inc., et al., Gonzalez v. Excel Trust, Inc., et al., Werbowsky v. Excel Trust, Inc. et al. and Berkman v. Excel Trust, Inc. et al., raising similar purported class claims, were filed in the Circuit Court for Baltimore City, Case Nos. 24-C-15-002142, 24-C-15-002305, 24-C-15-002412, 24-C-15-002832 and 24-15-002924 on April 29, 2015, May 7, 2015, May 12, 2015, May 29, 2015 and June 2, 2015, respectively. These lawsuits generally allege breaches of fiduciary duties by our directors in connection with the Merger Agreement. More specifically, the complaints allege that the defendants failed to take appropriate steps to maximize stockholder value and improperly favored themselves in connection with the proposed transaction. The complaints further assert that the Merger Agreement contains several deal protection provisions that are unnecessarily preclusive. The five complaints also allege that some or all of the Parent Company, the Operating Partnership, The Blackstone Group L.P., Blackstone Property Partners L.P., BRE Retail Centers, Merger Sub and Merger Partnership aided and abetted the directors’ purported breaches of fiduciary duty. The Werbowsky action also alleges aiding and abetting claims against the Parent Company’s financial advisor, Morgan Stanley & Co., LLC (“Morgan Stanley”), and a derivative claim on behalf of the Parent Company. The lawsuits seek equitable and injunctive relief, including an order enjoining the completion of the proposed Mergers, rescission of any consummated transaction, attorneys’ fees and expenses, and unspecified damages. The Werbowsky lawsuit also seeks a constructive trust in favor of the plaintiffs in that action. On June 18, 2015, the Court consolidated the Branagan, Sciabacucchi, Gonzalez, Werbowsky and Berkman actions, and the consolidated cases are captioned Branagan, et al. v. Excel Trust, Inc., et al., Case No. 24-C-15-002142.

On July 10, 2015, the Court granted in part and denied in part the motions to dismiss the Branagan action, dismissing the claims against Blackstone and Morgan Stanley, and the derivative claim, with prejudice. On July 15, 2015, Plaintiff Branagan filed a motion for a preliminary injunction, which sought to enjoin the vote of the Parent Company’s common stockholders to be held at a special meeting to approve the Merger Agreement and the Company Merger based on alleged disclosure deficiencies in the definitive proxy statement filed by the Parent Company on June 1, 2015. On July 23, 2015, the Court denied plaintiff’s motion for a preliminary injunction, declining to enjoin the vote of the Parent Company’s stockholders to approve the Merger Agreement and the Company Merger, which vote was held on July 28, 2015 and which approval was received, as further described in Note 20 to the condensed consolidated financial statements included elsewhere herein. We believe the remaining consolidated lawsuit is wholly without merit, and we intend to continue to vigorously defend against it.

Item 1A.	Risk Factors

Our annual report on Form 10-K for the year ended December 31, 2014 and our quarterly report on Form 10-Q for the three months ended March 31, 2015 include detailed discussions of our risk factors under the heading “Risk Factors.” You should carefully consider the risk factors discussed in those reports, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, growth prospects or the value of our securities.

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

EXCEL TRUST, INC.		EXCEL TRUST, L.P. By: Excel Trust, Inc. Its general partner

By:	/s/ GARY B. SABIN	By:	/s/ GARY B. SABIN
	Gary B. Sabin Chairman and Chief Executive Officer (Principal Executive Officer)		Gary B. Sabin Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JAMES Y. NAKAGAWA	By:	/s/ JAMES Y. NAKAGAWA
	James Y. Nakagawa Chief Financial Officer (Principal Financial Officer)		James Y. Nakagawa Chief Financial Officer (Principal Financial Officer)

Dated: July 30, 2015		Dated: July 30, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.